Form 10-Q
period 1993-12-26
TRANSTECHNOLOGY CORP
filed 1994-02-08
CIK 99359

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended       December 26, 1993
                                        --------------------------------

                                       OR

    [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

         For the transition period from -------------    to   -----------------


         Commission File Number  1-7872
                                --------


                          TransTechnology Corporation
             (Exact name of registrant as specified in its charter)


Delaware                                                         95-4062211
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)


700 Liberty Avenue
Union, New Jersey                                07083
(Address of principal executive offices)      (Zip Code)


                                 (908) 964-5666
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X     No
                                   -----     ----

                     At February 1, 1994, the total number
                     of outstanding shares of registrant's
                    one class of common stock was 5,158,691

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX


PART I.   FINANCIAL INFORMATION
                                                                        Page No.

Item 1.           Financial Statements  . . . . . . . . . . . . . . . . .     2

                  Statements of Consolidated Operations--
                  Three and Nine Month Periods Ended
                   December 26, 1993 and December 27, 1992  . . . . . . .     3

                  Consolidated Balance Sheets--
                   December 26, 1993 and March 31, 1993 . . . . . . . . .     4

                  Statements of Consolidated Cash Flow--
                  Nine Months Ended December 26, 1993 and
                   December 27, 1992  . . . . . . . . . . . . . . . . . .     5

                  Notes to Consolidated Financial Statements  . . . . . .    6-8


  Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.  . . . . . . . .  10-16


PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . .  17

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

EXHIBIT 10  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19-21

EXHIBIT 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                         PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 26, 1993 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements contained in the Form 10-K filed for the period ended March 31, 1993.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                          TRANSTECHNOLOGY CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)



                                                             Three Months Ended                 Nine Months Ended
                                                         --------------------------        -------------------------
                                                         12/26/93        12/27/92          12/26/93        12/27/92
                                                         --------        --------          --------        --------
Total Revenue                                         $      33,525   $      23,952     $      86,738   $      69,415
Cost of Sales                                                23,691          16,802            61,219          49,152
                                                      -------------   -------------     -------------   -------------
Gross Profit                                                  9,834           7,150            25,519          20,263
                                                      -------------   -------------     -------------   -------------
General Administrative, Selling
   and Other Expenses                                         6,138           4,997            16,077          14,197
Interest Expense                                                500             (73)            1,062             474
                                                      -------------   -------------     -------------   -------------
Total G&A, Selling, Interest
   and Other Expenses                                         6,638           4,924            17,139          14,671
                                                      -------------   -------------     -------------   -------------
Income from Continuing
   Operations before Income Taxes                             3,196           2,226             8,380           5,592
Income Taxes                                                  1,214             757             3,215           1,901
                                                      -------------   -------------     -------------   -------------
Income from
   Continuing Operations                                      1,982           1,469             5,165           3,691

(Loss) Income from Discontinued Operations
   (Net of tax benefit of $231,000 and
     $89,000 for the quarters ended 12/26/93
     and 12/27/92, respectively, and $506,000
      for the nine months ended 12/26/93.
      Net of tax provision of $12,000
      for the nine months ended 12/27/92.)                     (377)           (172)             (815)             23
                                                      -------------   -------------     -------------   -------------
   Net Income                                         $       1,605   $       1,297     $       4,350   $       3,714
                                                      =============   =============     =============   =============
Earnings (Loss) per Share:  (Note 1)
   Income from Continuing
     Operations                                       $        0.39   $        0.29     $        1.01   $        0.73
   Loss from Discontinued
     Operations                                               (0.07)          (0.03)            (0.16)            -
                                                      -------------   -------------     -------------   -------------
   Net Income                                         $        0.31   $        0.25     $        0.85   $        0.73
                                                      =============   =============     =============   =============
Number of Shares Used in
   Computation of Per Share
    Information:                                          5,147,000       5,090,000         5,135,000       5,086,000



          See accompanying notes to consolidated financial statements.
                                  PAGE 3 OF 22

                          TRANSTECHNOLOGY CORPORATION
                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                   12/26/93              3/31/93
- ------                                                   --------              --------
Current Assets:

 Cash and cash equivalents                           $         715,000     $    1,505,000
 Accounts receivable:
   United States Government                                  3,054,000          2,075,000
   Commercial                                               19,683,000         17,426,000
 Notes Receivable - Short term                                 426,000               -
 Income tax receivable                                          24,000             59,000
 Inventories                                                35,513,000         33,375,000
 Net Assets of discontinued businesses                       9,482,000          3,176,000
 Prepaid expenses and other current assets                   2,268,000          1,656,000
 Deferred income taxes                                       3,393,000          3,393,000
                                                       ---------------     --------------
   Total Current Assets                                     74,558,000         62,665,000
                                                       ---------------     --------------
Property-at cost:
 Land                                                        3,934,000          2,780,000
 Buildings                                                  12,560,000          9,997,000
 Machinery and equipment                                    34,204,000         23,825,000
 Furniture and fixtures                                      3,962,000          3,499,000
 Leasehold improvements                                        615,000            710,000
                                                       ---------------     --------------
   Total                                                    55,275,000         40,811,000


Less accumulated depreciation and amortization              21,801,000         20,079,000
                                                       ---------------     --------------
   Property-Net                                             33,474,000         20,732,000
                                                       ---------------     --------------
Other Assets:
 Notes receivable                                            5,485,000          5,643,000
Cost in excess of tangible net assets of acquired
 business (net of accumulated amortization:
 December 26, 1993, $2,362,000;
 March 31, 1993, $2,178,000)                                 2,544,000          2,728,000
Other                                                        7,922,000          5,995,000
                                                       ---------------     --------------
   Total other assets                                       15,951,000         14,366,000
                                                       ---------------     --------------
     TOTAL                                           $     123,983,000     $   97,763,000
                                                       ===============     ==============


LIABILITIES AND STOCKHOLDERS' EQUITY          12/26/93           3/31/93
- ------------------------------------          --------           -------
Current Liabilities:

 Current portion of
   long-term debt                        $      1,479,000    $       38,000
 Accounts payable-trade                         6,122,000         5,895,000
 Accrued compensation                           2,768,000         3,433,000
 Accrued income taxes                           1,524,000         1,871,000
 Other current liabilities                      5,665,000         7,940,000
                                           --------------      ------------

     Total Current Liabilities                 17,558,000        19,177,000
                                           --------------      ------------

Long-Term Debt:

 Long-term debt payable to
   banks and others                            33,898,000        12,387,000
                                           --------------      ------------


Other Long-Term Liabilities                     7,614,000         4,985,000
                                           --------------      ------------


Stockholders' Equity:
 Common stock-authorized, 14,700,000
   shares of $.01 par value;  issued
   5,150,919 at December 26, 1993, and
   5,121,604 at March 31, 1993                     52,000            51,000


 Additional paid-in capital                    44,863,000        44,616,000
 Retained earnings                             19,998,000        16,547,000
                                           --------------      ------------
     Total stockholders' equity                64,913,000        61,214,000
                                           --------------      ------------
             TOTAL                      $     123,983,000    $   97,763,000
                                           ==============      ============

See accompanying notes to consolidated financial statements.

                          TRANSTECHNOLOGY CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                   UNAUDITED
                           (In Thousands of Dollars)

                                                                     Nine Months         Nine Months
                                                                    Ended 12/26/93      Ended 12/27/92
                                                                    --------------      --------------
Cash Flow From Operating Activities:
   Net income                                                       $  4,350            $  3,714
   Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                    3,306               2,363
      Provision for losses on accounts receivable                         26                  49
      Gain on sale or disposal of fixed assets
        and discontinued businesses                                       (2)                (97)
   Change in assets and liabilities (net of the effect
     of purchases of businesses) :
      Decrease in accounts receivable                                  1,554               2,682
      Decrease in income tax receivables                                  35                -
      Decrease in inventories                                          2,888                 824
      (Increase) decrease in net assets of
        discontinued operations                                       (4,348)              1,525
      (Increase) decrease in prepaid and other assets                 (1,447)              4,564
      Decrease in accounts payable                                    (1,188)               (522)
      Decrease in accrued compensation                                  (665)               (839)
      (Decrease) increase in accrued income taxes                       (347)                 27
      Decrease in other liabilities                                   (1,841)             (7,711)
                                                                 -----------------   ----------------
   Net cash provided by operations                                     2,321               6,579
                                                                 -----------------   ----------------
Cash Flow from Investing Activities:
     Purchase of businesses                                          (22,284)               -
     Capital expenditures                                             (2,863)             (3,461)
     Proceeds from the sale of fixed assets                                2                  87
     (Increase) decrease in notes receivables                           (268)              1,022
                                                                 -----------------   ----------------
   Net cash used in investing activities                             (25,413)             (2,352)
                                                                 -----------------   ----------------
Cash Flow from Financing Activities:
     Payments on short-term debt                                         -               (11,099)
     Payments on long-term debt                                      (11,676)                (32)
     Proceeds from long-term debt                                     34,628               6,727
     Proceeds from issuance of stock
      under stock option plan                                            274                 326
     Dividends paid                                                     (924)               -
                                                                 -----------------   ----------------
   Net cash provided by (used in) financing activities                22,302              (4,078)
                                                                 -----------------   ----------------
Net (Decrease) Increase in Cash and Cash Equivalents                    (790)                149
Cash and Cash Equivalents at Beginning of Year                         1,505                 798
                                                                 -----------------   ----------------
Cash and Cash Equivalents at End of Period                          $    715            $    947
                                                                 =================   ================
Supplemental Information:
     Interest payments                                              $  1,080            $    499
     Income tax payments                                               3,519                 136
                                                                 =================   ================

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.  Earnings (Loss) Per Share:

         Earnings (loss) per share are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during each period. In computing earnings (loss) per share, common stock equivalents were either anti-dilutive because of the market value of the stock or not material, and, therefore, have been excluded from the calculation.



NOTE 2.  Inventories:

         Inventories are summarized as follows:

                                               December 26,        March 31,
                                                   1993               1993
                                               ------------       -----------
         Finished goods                         $ 5,958,000      $ 4,913,000


         Work-in-process                          6,049,000        6,824,000

         Purchased and
          manufactured parts                     23,506,000       21,638,000
                                                -----------      -----------

                   TOTAL                        $35,513,000      $33,375,000
                                                ===========      ===========



NOTE 3.  Long-term Debt Payable to Banks and Others

         Long-term debt payable to banks and others consists of the following:

                                                 December 26,      March 31,
                                                     1993            1993
                                                ------------     ------------
         Credit agreement - 5.50%                $15,000,000               -
         Credit agreement - 5.375%                10,000,000               -
         Credit agreement - 6.00%                         -       $ 1,900,000
         Credit agreement - 5.20%                         -        10,000,000
         Term Loan - 6.25%                         9,880,000               -
         Other                                       497,000          525,000
                                                 -----------      -----------
                                                  35,377,000       12,425,000
         Less current maturities                   1,479,000           38,000
                                                 -----------      -----------

                           Total                 $33,898,000      $12,387,000
                                                 ===========      ===========

         At December 26, 1993, the Company's debt consisted of $25 million of borrowings under a revolving bank credit line, a $9.9 million bank term loan and $0.5 million of other borrowings. In connection with the Palnut acquisition, the Company amended its revolving bank credit line on July 29, 1993 to increase the bank's commitment from $25 million to $35 million. This commitment will be available to the Company through September 30, 1995, which is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable, inventory, all fixed assets other than real property, with the exception of certain real property located in Mountainside, New Jersey. Letters of credit under the line at December 26, 1993 were $2.1 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate plus two percentage points, which the Company was utilizing for $25 million of it's outstanding borrowings at December 26, 1993. The agreement contains requirements for a minimum tangible net worth of $59 million at December 26, 1993; a quarterly maximum total liabilities to tangible equity ratio of 1.0 at December 26, 1993; a minimum working capital level of $40 million; a minimum cash flow coverage ratio of 1.2 to 1.0; and minimum net income of $4 million per year commencing on March 31, 1993. In addition, the agreement requires the Bank's approval for the repurchase of the Company's common stock, and provides that quarterly dividend payments cannot exceed 25% of the Company's net income for each quarter.

         The $9.9 million term loan is with the same lender as the revolving credit line. It is secured by the same collateral, and is due and payable on August 31, 1998. Principal payments of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate plus 1/4 percentage points, but will be reduced to prime if the Company exceeds $6.0 million in net income for fiscal year 1994. Interest is payable monthly.

         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004.

         Debt maturities:

         December 31, 1994 (Current)                     $ 1,479,000
         December 31, 1995                                26,480,000
         December 31, 1996                                 1,481,000
         December 31, 1997                                 1,482,000
         December 31, 1998                                 4,163,000
         Thereafter                                          292,000
                                                         -----------

                             Total                       $35,377,000
                                                         ===========



NOTE 4.  Discontinued Operations

         In December 1993, the Company decided to discontinue its tear gas products operation for financial reporting purposes.

         Operating results of the discontinued business were as follows:

                           Three Months Ended              Nine Months Ended
                           ------------------              -----------------

                         12/26/93       12/27/92         12/26/93     12/27/92
                         --------       --------         --------     --------
Total revenues          $1,933,000     $1,419,000      $ 4,340,000    $5,371,000
                        ----------     ----------      -----------    ----------

(Loss) income before
  income taxes          $ (608,000)    $ (261,000)     $(1,321,000)   $   35,000
Income tax (benefit)
  provision               (231,000)       (89,000)        (506,000)       12,000
                        -----------    -----------     ------------   ----------
(Loss) income from
  operations            $ (377,000)    $ (172,000)     $  (815,000)   $   23,000
                        ===========    ===========     ============   ==========



NOTE 5.  Acquisitions

         The following summarizes TransTechnology Corporation's combined Proforma Revenue, Net Income and Earnings (Loss) per Share information prepared as if the August 2, 1993, acquisition of the Palnut threaded fastener business had occurred at the beginning of the periods presented.

                                                                 Nine Months Ended
                                                      ----------------------------------------
                                                     December 26, 1993      December 27, 1992
                                                     -----------------      -----------------
         Revenue                                       $95,440,000              $88,829,000
                                                       ===========              ===========

         Income from Continuing
          Operations                                   $ 4,959,000              $ 5,085,000
         (Loss) Income from
          Discontinued Operations                      $  (815,000)             $    23,000
                                                       -----------              -----------

         Net Income                                    $ 4,144,000              $ 5,108,000
                                                       ===========              ===========

         Earnings per Share from
          Continuing Operations                           $0.97                    $1.00
         Loss per Share from
          Discontinued Operations                         (0.16)                    -
                                                          ------                   ----

         Earnings per Share                               $0.81                    $1.00
                                                          =====                    =====


NOTE 6.  Subsequent Event

         In January 1994, the Company signed a letter of intent to sell certain assets and have the buyer assume certain liabilities of its tear gas products division. This transaction is subject to execution of a definitive asset purchase agreement, due diligence, and final approval by the respective Company's Board of Directors.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three-month and nine-month periods in this Management's Discussion refer to the three and nine-month periods ended December 26, 1993 for fiscal year 1994, and the three and nine-month periods ended December 27, 1992 for fiscal year 1993. In the product segment discussion below, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations for fiscal year 1993 has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations.

Revenue from continuing operations for the nine-month period in 1994 was $86.7 million, an increase of $17.3 million or 25%, from the comparable period of 1993. For the three-month period in 1994, total revenue was $33.5 million, an increase of $9.6 million or 40%, from the comparable period of 1993. The increases occurred primarily in the Industrial Products segment for both periods.

Gross profit for the nine-month period in 1994 increased $5.3 million or 26% from the comparable period of 1993. For the three- month period in 1994, gross profit increased $2.7 million or 38% from the comparable period of 1993. Changes in sales, operating profit and new orders are discussed below by segment.

Net income, including discontinued operations, for the nine-month period in 1994 was $4.4 million or $.85 per share, compared to $3.7 million or $.73 per share, for the comparable period in 1993. The three-month period in 1994 experienced net income of $1.6 million or $.31 per share compared to $1.3 million or $.25 per share for the year earlier period. Discontinued operations, which are discussed in more detail below, accounted for losses of $0.8 million and $0.4 million in the 1994 nine-month and three-month periods, respectively, and $0.2 million for the comparable three-month period in 1993. The nine-month period in 1993 experienced break-even from discontinued operations.

New orders received during the nine-month period in 1994 totaled $94.9 million, an increase of $35.7 million or 37% from 1993's comparable period. For the three-month period, new orders totaled $34.2 million, an increase of $18.5 million or 118% from last year's comparable period.

In January 1994, The Company entered into a letter of intent with a prospective buyer to sell certain assets and have the buyer assume certain liabilities of the Company's tear-gas products division. At December 26, 1993, this division was classified for financial reporting purposes as a discontinued operation. Accordingly, the results of consolidated operations at December 27, 1992, have been restated.

At December 26, 1993, total backlog of unfilled orders was $50.1 million compared to $44.8 million at December 27, 1992.

                          TRANSTECHNOLOGY CORPORATION

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)




                                                                      NET CHANGE
                                NINE MONTHS     NINE MONTHS     ------------------------
                              ENDED 12/26/93  ENDED 12/27/92        $              %
                              --------------  --------------    ---------      ---------
Operating Revenue:

  Industrial Products           $ 45,176        $ 26,638       $   18,538       69.6
  Aerospace Products              40,855          42,348           (1,493)      (3.5)
                                --------        --------         ---------   --------
            Total               $ 86,031        $ 68,986       $   17,045       24.7
                                ========        ========         =========   ========
Operating Profit:

  Industrial Products           $  6,776        $  4,843       $    1,933       39.9
  Aerospace Products               5,895           5,343              552       10.3
                                --------        --------         ---------   --------
            Total                 12,671          10,186            2,485       24.4

Corporate Expense                 (3,229)         (4,120)(a)          891       21.6

Interest Expense                  (1,062)           (474)            (588)    (124.1)
                                --------        --------         ---------   --------
Income from
   Continuing Operations
   before Income Taxes          $  8,380        $  5,592       $    2,788       49.9
                                ========        ========         =========   ========





      (a) The corporate expense allocated to product segments for the nine months ended December 27, 1992 has been reduced by $236,000 to reflect an allocation made to discontinued operations.

                          TRANSTECHNOLOGY CORPORATION

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)

                                                               NET CHANGE
                        THREE MONTHS    THREE MONTHS     ----------------------
                        ENDED 12/26/93  ENDED 12/27/92        $             %
                        --------------  --------------   --------      --------
Operating Revenue:

  Industrial Products     $ 19,583        $  9,236       $  10,347      112.0
  Aerospace Products        13,720          14,464            (744)      (5.1)
                         ---------       ---------       ---------    --------
            Total         $ 33,303        $ 23,700       $   9,603       40.5
                         =========       =========       =========    ========
Operating Profit:

  Industrial Products     $  2,781        $  1,913       $     868       45.4
  Aerospace Products         2,103           1,513             590       39.0
                         ---------       ---------       ---------    --------
            Total            4,884           3,426           1,458       42.6

Corporate Expense           (1,188)         (1,273) (a)         85        6.7

Interest Expense              (500)             73            (573)    (784.9)
                         ---------       ---------       ---------    --------
Income from
   Continuing Operations
   before Income Taxes    $  3,196        $  2,226       $     970       43.6
                         =========       =========       =========    ========

       a) The corporate expense allocated to product segments for the three months ended December 27, 1992 has been reduced by $79,000 to reflect an allocation made to discontinued operations.

INDUSTRIAL PRODUCTS SEGMENT

Sales for the industrial products segment were $45.2 million for the nine-month period in 1994, an increase of $18.5 million or 70% from the comparable period in 1993. Sales for the three-month period in 1994 were $19.6 million, up $10.3 million or 112% from the comparable period in 1993. The significant increases were primarily due to the inclusion of approximately five months of operations of the recently acquired Palnut threaded fastener business and the recently acquired Electrical Specialties Company industrial wiring harness business. Threaded fasteners contributed $11 million and $6.9 million of sales to the automotive and industrial products markets in the 1994 nine-month and three-month periods, respectively. The industrial electrical wiring harness business contributed $3.2 million and $1.8 million of sales in the 1994 nine-month and three-month periods, respectively. Additionally, sales of gear-driven fasteners for the nine-month and three-month periods in 1994 increased by $3.3 million and $1.1 million or 16% and 15%, respectively, over last year's comparable periods, and sales from TransTechnology Systems and Services were also up $1 million and $0.5 million or 17% and 26%, respectively, over the same periods. The increase in gear-driven fastener sales was primarily due to continued new product market penetration and increased industrial and truck fastener demand, while the increase in TransTechnology Systems and Services sales was primarily due to continued increases in third party maintenance contract sales.

Operating profit for the segment was $6.8 million for the nine-month period in 1994, an increase of $1.9 million or 40% from the comparable period in 1993. The three-month period showed an operating profit of $2.8 million, an increase of $0.9 million or 45% over the comparable period in 1993. Primary factors contributing to the segment's increased operating profit for the nine-month and three-month periods were the inclusion of five months of Palnut threaded fastener operations, the increased shipment volume of gear- driven fasteners and sales of third party maintenance contracts.

New orders increased by $25 million or 90% for the nine-month period in 1994, and $11 million or 123% for the three-month period. All industrial product lines experienced increased new orders for both the nine-month and three-month periods in 1994 over the comparable 1993 periods. The recently acquired threaded fastener product line contributed $15.4 million and $7.4 million of new orders during the current year nine-month and three-month periods, respectively, and the industrial electrical wiring harness product line contributed $5.4 million and $1.8 million in the current year nine-month and three-month periods, respectively. Gear- driven fastener new orders in 1994 were up 14% in the nine-month period and 12% in the three-month period. TransTechnology Systems and Services new orders were also up 22% for the nine-month period and 66% for the three-month period. The gear-driven fastener increases were due primarily to the new product market penetration and increased demand, as discussed above. The new order increases at TransTechnology Systems and Services were primarily due to increased penetration in third party maintenance markets.

Backlog of unfilled orders at December 26, 1993 was $14.8 million, while at December 27, 1992 backlog was $8.1 million. The increase was primarily due to the recent Palnut and Electrical Specialties Company acquisitions.


AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $40.9 million for the nine-month period in 1994, a decrease of $1.5 million or 4% from the comparable nine-month period in 1993. Sales for the three-month period in 1994 were $13.7 million, down $0.7 million or 5% from the comparable period in 1993. Sales decreases were led by hoists and winches and related spare parts, down $3.2 million or 16% for the nine-month period in 1994, and $0.9 million or 15% for the three-month period, primarily due to delays in the timing of customers placing new orders in the current year periods. Tie-down sales decreased $0.9 million or 51% for the nine-month period in 1994, and $0.6 million or 70% for the three-month period, due mainly to increased competition resulting in reduced orders in the current year periods. Electrical connector sales for the nine-month period in 1994 were down $0.8 million or 31%, and $0.1 million or 9% for the three-month period, primarily due to a general decrease in commercial airline orders. Offsetting these decreases, cargo hook sales increased by $1.5 million or 43% for the nine-month period in 1994, and $1 million or 87% for the three-month period, primarily due to customer timing and placement of orders. Electrical cable and conduit sales were up $1.8 million or 24% for the nine-month period in 1994, but were relatively unchanged for the three-month period, primarily due to the rescheduling and shipment in 1994 of previously delayed U.S. Government defense program products. Finally, chaff product sales for the three-month period decreased $0.2 million or 9%, primarily due to customer timing and placement of orders.

Operating profit for the segment was $5.9 million for the nine-month period in 1994, an increase of $0.6 million or 10% from the comparable period in 1993. The three-month period had an operating profit of $2.1 million, an increase of $0.6 million or 39% over the comparable period in 1993. The primary factors contributing to the segment's increase in operating profit in the current year periods were product mix changes resulting in the shipment of higher margin items than the prior year comparable periods, and the continued effect of cost reductions and efficiencies.

New orders increased by $10.7 million or 34% for the nine-month period in 1994, and $7.5 million or 112% for the three-month period. New orders of hoists and winches and related spare parts increased 32% in the nine-month period and 48% in the three-month period, primarily due to customer timing and placement of new orders.

New orders of electrical cable in 1994 were up 384% in the nine-month period and in the three-month period total electrical cable orders were received for $2.4 million as compared to no orders being recorded for the prior year three-month period. These increases were primarily due to the rescheduling and shipment in 1994 of previously delayed U.S. Government defense program products and the recording of a $1.8 million Patriot missile system electrical cable contract in the current year three-month period. Cargo hook orders were down by 7% for the nine-month period and up 238% for the three-month period, primarily due to customer timing of new orders and the receipt of a $1 million U.S. Navy multi-year contract in the current year three-month period. New orders for tie-downs decreased 77% in the nine-month period and 55% in the three-month period, primarily due to reduced demand and increased competition throughout fiscal 1994. Finally, electrical conduit and connecter new orders were down 17% for the nine-month period and 11% for the three-month period, mainly due to a general decrease in commercial airline demand.

Backlog of unfilled orders at December 26, 1993 was $35.3 million, while at December 27, 1992 backlog was $36.7 million.

Sales related to United States Government contracts, which consist primarily of defense contracts and represent approximately 20% of the Company's total sales for the year ended March 31, 1993, have been declining in recent years. Management continues to address the ongoing trend toward reductions in defense spending by the United States government. Many of the Company's programs, as well as spare parts requirements for these programs, are expected to continue for several years, and the Company continues to pursue and is currently implementing its strategy of developing its non-defense businesses through acquisitions and refocused foreign and commercial market attention.


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 35% as of December 26, 1993, 17% as of March 31, 1993, and 11% as of December 27, 1992. The current ratio at December 26, 1993, stood at 4.25 compared to 3.27 at March 31, 1993, and 2.59 at December 27, 1992. Working Capital was $57 million at December 26, 1993, up $13.5 million and $18 million from March 31, 1993, and December 27, 1992, respectively.

At December 26, 1993, the Company's debt consisted of $25 million of borrowings under a revolving bank credit line, a $9.9 million bank term loan and $0.5 million of other borrowings. In connection with the Palnut acquisition, the Company amended its revolving bank credit line on July 29, 1993 to increase the bank's commitment from $25 million to $35 million. This commitment, which is subject to a borrowing base formula, will be available to the Company through September 30, 1995. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable, inventory, all fixed assets other than real property, with the exception of certain real property located in Mountainside, New Jersey. Letters of credit under the line at December 26, 1993 were $2.1 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate plus two percentage points, which the Company was utilizing for $25 million of outstanding borrowings at December 26, 1993. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that quarterly dividend payments cannot exceed 25% of the Company's net income for each quarter. The $10 million term loan is with the same lender as the revolving credit line, is secured by the same collateral, and is due and payable on August 31, 1998. The first principal payment of $120,000 was due and payable on September 30, 1993. Thereafter, principal payments of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate plus 1/4 percentage points, but will be reduced to prime if the Company exceeds $6.0 million in net income for fiscal year 1994. Interest is payable monthly.

Management believes that the Company's cash flow forecast for 1994, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the nine- month period in 1994 were $2.9 million as compared with $3.5 million in the comparable period in 1993. The Company's two segments have similar cash flow requirements.

                          PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10 Letter amendment dated November 11, 1993 to the Revolving Loan and Security Agreement dated as of June 21, 1991 among the Company, National Canada Finance Corporation and National Bank of Canada.

         11      Statement of Computation of Per Share Earnings


(b) A report on Form 8-K/A was filed on November 10, 1993, amending the Form 8-K filed on August 14, 1993, to report the financial information relating to the Palnut metal fastener product line.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRANSTECHNOLOGY CORPORATION
                           (Registrant)





Dated:   February 7, 1994  By:     \s\  Chandler J. Moisen
                                -----------------------------------------
                                CHANDLER J. MOISEN, Senior Vice President
                                and Chief Financial Officer*



   *     On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX


Exhibit
Number           Description
- -------          -----------

  10 Letter amendment dated November 11, 1993 to the Revolving Loan and Security Agreement dated as of June 21, 1991 among the Company, National Canada Finance Corporation and National Bank of Canada.


  11             Statement of Computation of Per Share Earnings