Form 10-K
period 1994-03-31
TRANSTECHNOLOGY CORP
filed 1994-06-28
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ------------ to ------------

                         Commission file number 1-7872

                             ---------------------

                          TRANSTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                95-4062211
    (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                 identification no.)
           700 Liberty Avenue                              07083
           Union, New Jersey                            (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (908) 964-5666

          Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, par value $0.01
                                (Title of class)

                            New York Stock Exchange
                     (Name of exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X         No
                                -----          -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     As of June 13, 1994, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the last sales price as reported by the New York Stock Exchange was $66,043,000.00

     As of June 13, 1994, the registrant had 5,215,327 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                 The registrant's Proxy Statement for the fiscal year ended March 31, 1994 (to be filed on or before July 29, 1994) is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         TransTechnology Corporation develops, manufacturers and sells a wide range of products in two industry segments, Industrial Products and Aerospace Products, as further described below. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" in this Annual Report refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.

BACKGROUND

         The Company initially engaged in the design and manufacture of ordnance devices for use in space vehicles and missiles. During the 1970's and 1980's the Company acquired a number of diverse businesses, including manufacturers of gear driven fasteners, custom electrical interconnection systems, aircraft rescue hoists, hoists and winches for aircraft and weapon systems, certain law enforcement equipment, chaff countermeasure products, computer graphics display terminals, bank automation equipment, message-switching equipment and message-communication terminals.

         In May 1990, the Company sold its pyrotechnic aerospace device and systems business, Space Ordnance Systems ("Space Ordnance Systems"). In August 1991, the Company discontinued manufacturing operations at its Computer Graphics division. In March 1992, the Company sold its Financial Systems division's ("Financial Systems") bank automation equipment line. In May 1992, the Company divested its textile and construction machinery business, Gessner/Howard Brothers/Miller ("Gessner"). In June 1992, the Company sold its Lloyd Manufacturing division's ("Lloyd") elastomer product line, and, in January 1993, the Company sold its weather instrument product line, Belfort Instrument ("Belfort").

         During fiscal 1994, the Company continued its program of focusing on its core businesses by acquiring two new product lines, selling one product line and establishing an exclusive distributor relationship for another product line. In July 1993 the Company acquired the assets and business of Electrical Specialties Company, a manufacturer of electrical cables and wire harnesses for the heavy equipment industry and integrated this operation into its Electronics division. In August 1993, the Company acquired the assets and business of a unit of TRW which manufactures single and multi-thread fasteners for the automotive and industrial markets. This unit is now operating as a division of TransTechnology under the name "The Palnut Company." In November 1993, the Company entered into agreements with six manufacturers of electrical connector and components located in the Commonwealth of Independent States (formerly the Soviet Union) for the design and manufacture of connectors and assemblies for the computer, telecommunications and other industrial markets. In March 1994, the Company sold its Federal Laboratories ("Federal Laboratories") tear gas and related law enforcement product lines to Mace Security International.

DISCONTINUED OPERATIONS

         Space Ordnance Systems, Financial Systems, Gessner, Lloyd, Belfort, Federal Laboratories and Computer Graphics' manufacturing operations are classified as "Discontinued Operations" in the Company's financial statements for fiscal years 1994, 1993 and 1992. The results of operations from each of these divisions have been excluded from continuing operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

HISTORICAL SEGMENT INFORMATION

         The Company's Industrial Products segment generated approximately 55% of the Company's consolidated sales for fiscal 1994. For fiscal 1994, the Industrial Products segment's principal products and services included specialty fasteners, wire harnesses, and computer graphics service.

         The Aerospace Products segment contributed approximately 45% to the Company's consolidated sales for fiscal 1994. This segment's principal products are helicopter rescue hoist and cargo-hook equipment, custom electrical interconnection systems and their components and metallized-glass-fiber products (chaff) and related devices.

INDUSTRIAL PRODUCTS

         The Company's specialty fastener products are manufactured by its Breeze Industrial Products division and its Palnut Company division. Breeze Industrial Products division ("Breeze Industrial") designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps and light duty clamps for the appliance and hardware markets. These clamps are widely used in the heavy-duty vehicle, industrial, automotive and aircraft industries by both original equipment manufacturers and replacement suppliers. Breeze Industrial's clamp products are sold to distributors and to industrial manufacturers that require engineered products for specific applications. The Company's newest division, The Palnut Company, manufactures single and multi-thread metal fasteners for the automotive and industrial products industries. These include lock nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; Pushnuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self- threaders used in the installation of automotive trim; U-Nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels. Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 44% of the Company's consolidated sales in fiscal 1994 and 30% in each of fiscal 1993 and 1992.

         Through its MassTech product line, Breeze Industrial also manufactures tachometers and related items such as speed sensors that are used to measure rotational shaft speeds and direction and to indicate revolutions per minute. These products are sold to heavy-duty original equipment manufacturers and in the military and high-performance markets.

         The Company's computer graphics service operations operate under the name TransTechnology Systems & Services as part of the Company's Industrial Products segment. This division maintains and services workstations in the United States and Europe, and also integrates and sells small financial systems in Europe and Australia.

         During the fourth quarter of fiscal 1994, the Company established a new business unit, a wholly owned subsidiary, Electronic Connections and Assemblies, Inc. ("ECA"). ECA will provide engineering and product development services to assist customers in the design of new high-volume electrical connectors and assemblies for the computer, telecommunications and other industries. ECA is also the exclusive distributor of connector products for six manufacturers organized in the Commonwealth of Independent States (formerly the Soviet Union). No sales were generated by ECA in fiscal 1994.

         With the acquisition of the assets and business of Electrical Specialties Company in fiscal 1994, the Company's Electronics division (whose other products are in the Aerospace Products segment) became a manufacturer of electrical cables and wire harnesses used in the heavy equipment industry.

         At March 31, 1994, the Company's Industrial Products segment backlog was $15 million. At March 31, 1993, the backlog was $7 million. Substantially all of the March 31, 1994 backlog is scheduled to be shipped during fiscal 1995.

AEROSPACE PRODUCTS

         The Company's Breeze-Eastern division ("Breeze-Eastern") specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoist and cargo-hook equipment. As the pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs and electronic control boxes and components for helicopter tow boom assemblies for helicopters employed in Navy minesweeping operations.

         Breeze-Eastern sells its products through an internal marketing representative and several independent sales representatives and distributors. Breeze-Eastern's product lines contributed 25% to the Company's consolidated sales in fiscal 1994, 36% in fiscal 1993 and 33% in fiscal 1992.

         The Technical Center division (the "Technical Center") develops and produces metallized-glass-fiber products, known as chaff, and related devices and systems. Chaff reflects radar signals and is used to defend military aircraft, ships and vehicles against radar detection and attack by radar-guided missiles. The Technical Center is one of only three chaff suppliers to the United States Government. In addition, the Technical Center sells chaff products to both domestic and international customers including air-frame manufacturers, avionics-equipment suppliers and United States approved foreign governments. The Technical Center's sales are generated by an employee marketing representative and several independent sales representatives. The Technical Center contributed 12% to the Company's consolidated sales in fiscal 1994, 11% in fiscal 1993 and 14% in fiscal 1992.

         The Company's Electronics division ("Electronics") designs and manufactures custom electrical interconnection products for use in military and commercial aircraft, radar installations, naval weapons and missile launch systems, ground-based military vehicles and weapons systems (such as tanks and anti-armor weapons), and secure communication and computer applications. Aircraft products include cable assemblies, conduit assemblies and related hardware elements (metallic and composite) and high reliability connectors. Electronics manufactures these products for various military and commercial aircraft programs including ground support test equipment for the Air Force F-16 fighter, the Army Patriot missile system and the Navy Phalanx anti-aircraft weapons system. Electronics' sales are generated by an internal sales force and several independent sales representatives throughout the United States. Electronics' sales of Aerospace Products contributed 12% to the Company's consolidated sales in fiscal 1994, 14% in fiscal 1993 and 14% in fiscal 1992.

         The Aerospace Products segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1994, the backlog of unfilled orders was $30 million, compared to $34 million at March 31, 1993. The majority of the March 31, 1994 backlog is anticipated to be shipped during fiscal 1995.

DEFENSE INDUSTRY SALES

         Approximately 20% of the Company's consolidated revenues in fiscal 1994, 1993 and 1992, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. Such sales are attributable primarily to the Aerospace Products segment. These sales are based on firm fixed-price contracts, some of which are negotiated sole-source awards, while others are awarded on a competitive-bid basis. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits. Although overall defense spending is down, the major cuts are primarily attributable to reductions in platforms, ships, submarines, tanks and fixed wing aircraft. Management believes that funding for defense accessories and expendables (which comprise a major portion of the Company's defense industry sales) will remain constant for the Company's 1995 fiscal year. At the same time, there can be no assurance that funding for defense accessories and expendables will remain at such a level for the foreseeable future.

ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Item 3 "Legal Proceedings," and Note 10 of Notes to Financial Statements included in Item 8 hereof.


COMPETITION

         Some of the Company's various business divisions compete with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance and delivery and price. The Company's ability to compete successfully in many markets described above will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of more than one of these businesses could have a material and adverse effect on the Company's profitability.


RAW MATERIALS

         The various components and raw materials used by the Company to produce its many products are generally available from more than one source. In those instances where only a single source is available, most of such products can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. No material part of the Company's business is dependent upon a single supplier or a few suppliers the loss of which would have a materially adverse effect on the Company's consolidated financial position.


EMPLOYEES

         As of June 10, 1994 the Company employed 1,059 persons. There are 500 employees associated with the Industrial Products segment, 543 with the Aerospace Products segment and 16 with the corporate office.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 11 of Notes to Financial Statements included in Item 8 hereof.


FOREIGN OPERATIONS AND SALES

         The Company's foreign-based facilities consist of the sales and service offices of the computer graphics workstation operations located in the United Kingdom and Australia and its chaff manufacturing center in Belgium. The Company had export sales of $22.2 million in fiscal 1994, $19.5 million in fiscal 1993 and $18.4 million in fiscal 1992, representing 18%, 20% and 20% of the Company's consolidated sales in each of those years, respectively. The risk and profitability attendant to these sales are generally comparable to similar products sold in the United States. Sales, profits and identifiable assets attributable to the Company's combined foreign and domestic operations, and the identification of export sales by geographic area, are set forth in
Note 11 of Notes to Financial Statements in Item 8 hereof.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

Location                           Use of Premises                     Expiration                         Sq. Ft
- - --------                           ---------------                     ----------                         ------
INDUSTRIAL PRODUCTS
SEGMENT
- - ----------------------------

Saltsburg, Pennsylvania            Breeze Industrial offices            Owned                             100,000
                                   and manufacturing plant

Mountainside, New Jersey           Palnut offices and                   Owned                             142,000
                                   manufacturing plant

Bartonville, Illinois*             TransTechnology                      1994                               30,000
                                   Electronics offices and
                                   manufacturing plant

Livonia, Michigan*                 TransTechnology Systems &            1999                               10,400
                                   Services sales and service
                                   office

Portsmouth, U.K.*                  TransTechnology Systems &            2017                                7,000
                                   Services sales and service
                                   office

Melbourne, Australia*              TransTechnology Systems &            1995                                2,800
                                   Services service office

AEROSPACE
PRODUCTS SEGMENT
- - ----------------

Union, New Jersey                  Corporate offices, Breeze-           Owned                             188,000
                                   Eastern offices and
                                   manufacturing plant

Peoria, Illinois*                  TransTechnology                      2003                              105,000
                                   Electronics offices and
                                   manufacturing plant

Wyoming, Illinois                  TransTechnology                      Owned                              29,400
                                   Electronics manufacturing
                                   plant

Pompano Beach, Florida             Lundy Technical Center               Owned                              92,000
                                   offices and manufacturing
                                   plant

Brussels, Belgium*                 Coil Lundy offices and               1997                               12,000
                                   manufacturing plant
- - ----------------------

*   Leased premises, including renewal options

         The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. See Note 9 of Notes to Financial Statements in Item 8 hereof for information regarding the Company's rental expense and future rental commitments under its facilities lease agreements relating to continuing operations.


ITEM 3.  LEGAL PROCEEDINGS

         The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of any environmental contamination at two facilities in Pennsylvania and the Wyoming, Illinois facility. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania sites, a feasibility study has been prepared and submitted to the state. Based upon that study and upon claims for recovery which the Company has against others, a pre-tax charge of $3.6 million (net of $1.2 million in probable recoveries from third parties) was recorded in March 1993 for future cleanup costs at the Pennsylvania sites. At March 31, 1994, the balance of this clean-up reserve was $3 million (net of $1.2 million in probable recoveries). In addition, the Company is pursuing recovery of a portion of clean-up costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1997.

         In addition, the Company has been named as a potentially responsible party in various proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities at which environmental remediation activities are pending. It is not possible to reliably estimate the costs associated with any remedial work to be performed until the studies at the Wyoming, Illinois site and these other sites have been completed, the scope of work defined and a method of remediation selected and approved by the relevant state authorities.

         In February 1990, a lawsuit was brought in Los Angeles Superior Court against the Company and certain of its former officers by Special Devices, Inc. ("Special Devices"), a landlord at one of the Company's former California facilities, and Placerita Land and Farming Company, a predecessor of Special Devices, in which plaintiffs seek to recover in excess of $15 million for compensatory damages and an unspecified sum for punitive damages. The plaintiffs allege that the Company's waste handling practices have diminished the value of the leased property, reduced future rental income and caused plaintiffs to incur substantial defense costs in connection with related legal proceedings. In November 1985, the Company entered into agreements with the California Department of Health Services obligating the Company to clean up soil and groundwater contaminated by hazardous materials on the property. Substantially all of the remedial work has been performed, with ongoing monitoring and water treatment activity expected to continue until 2002.

         Two of the Company's general liability insurance carriers have filed actions in California Superior Court asking the Court to determine that their policies do not cover California environmental cleanup costs, damages to neighboring landowners for alleged personal injury and property damage, and related defense costs. The Company continues to believe that these policies cover such costs and is negotiating with the carriers to settle these actions.

         The Company is also engaged in various other legal proceedings incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, par value $0.01, is traded on the New York Stock Exchange under the symbol TT. The following table sets forth the range of high and low closing sales prices on the New York Stock Exchange for the Common Stock for the calendar quarters indicated, as reported by the New York Stock Exchange.

                                                    High              Low
                                                    ----              ---
         Fiscal 1993
            First Quarter                          $11              $ 8
            Second Quarter                          10-1/4            8-1/4
            Third Quarter                           12-1/2            8-1/2
            Fourth Quarter                          11-1/8            9-3/8

         Fiscal 1994
            First Quarter                          $10-1/2          $ 9-1/8
            Second Quarter                          12                9-1/4
            Third Quarter                           12               10-1/2
            Fourth Quarter                          17-7/8           11

         Fiscal 1995
            First Quarter                          $16-5/8          $12-3/8
            (through June 13, 1994)


         As of June 13, 1994, the number of stockholders of record of the Common Stock was 2,768. On June 13, 1994 the closing sales price of the Common Stock was $13.625.

         The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year.
On December 31, 1992, the Company paid a special dividend of $1.50 per share. The Company has paid a regular quarterly dividend of $0.06 per share on each of March 1, June 1, September 1 and December 1, 1993, and March 1 and June 1, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table provides selected financial data with respect to the consolidated statements of operations of the Company for the fiscal years ended March 31, 1994, 1993, 1992, 1991 and 1990 and the consolidated balance sheets of the Company at the end of each such period.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     YEARS ENDED MARCH 31,
                                                    --------------------------------------------------------
                                                      1994        1993        1992       1991        1990
                                                    ---------  ---------   ---------   ---------   ---------
Revenues from continuing operations . . . . . .     $ 121,539  $  96,732   $  90,831   $ 102,825   $ 107,282
Income (loss) from continuing operations before
         income taxes . . . . . . . . . . . . .        10,770      6,519        (979)      2,792       6,719

Provision (credit) for income taxes . . . . . .         3,902      1,325        (149)        828       3,073
                                                    ---------  ---------   ---------   ---------   ---------
         Income (loss) from continuing operations       6,868      5,194        (830)      1,964       3,646
         Income (loss) from discontinued
                 operations . . . . . . . . . .            16        (61)     (8,585)     (5,973)    (12,088)
                                                    ---------  ---------   ---------   ---------   ---------
Net income (loss) . . . . . . . . . . . . . . .     $   6,884  $   5,133   $  (9,415)  $  (4,009)  $  (8,442)
                                                    =========  =========   =========   =========   =========
Earnings (loss) per share:

Income (loss) from continuing operations  . . .     $    1.34  $    1.02   $   (0.16)  $    0.39   $    0.71
Loss from discontinued operations . . . . . . .           -        (0.01)      (1.69)      (1.17)      (2.35)
                                                    ---------  ---------   ---------   ---------   ---------
Earnings (loss) per share . . . . . . . . . . .     $    1.34  $    1.01   $   (1.85)  $   (0.79)  $   (1.64)
                                                    =========  =========   =========   =========   =========

Dividends declared and paid per share . . . . .     $    0.24  $    1.56        --     $    0.24   $    0.96

Total assets  . . . . . . . . . . . . . . . . .     $ 125,857  $  97,763   $ 104,905   $ 159,828   $ 188,569
Long-term debt  . . . . . . . . . . . . . . . .     $  33,168  $  12,387   $     528   $  42,052   $  66,215
Shareholders' equity  . . . . . . . . . . . . .     $  65,953  $  61,214   $  63,735   $  73,162   $  78,852
Book value per share  . . . . . . . . . . . . .     $   12.71  $   11.95   $   12.54   $   14.40   $   15.36

Shares outstanding at year-end  . . . . . . . .         5,189      5,122       5,084       5,080       5,135


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company's fiscal year ends on March 31. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended March 31 of the indicated year. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the years presented. As a result of the sale of the Financial Systems division and the discontinuance of the Computer Graphics manufacturing operation in 1992, the Advanced Technology Products segment has been eliminated as a reporting segment.

         Revenue from continuing operations in 1994 was $121.5 million, an increase of $24.8 million or 26% from 1993, compared with a $5.9 million or 6% increase from 1992 to 1993. Gross profit in 1994 increased $6.7 million or 23% from 1993, compared with an increase of $9.0 million or 44% from 1992 to 1993. Operating profit from continuing operations for 1994 was $17.3 million, an increase of $1.4 million or 9% from 1993, compared with an increase of $8.9 million or 127% from 1992 to 1993. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment, and additional information regarding industry segments is contained in Note 11 of the Notes to Financial Statements.

         Net income, including discontinued operations, for 1994 was $6.9 million or $1.34 per share, compared to $5.1 million or $1.01 per share in 1993. These changes in net income were primarily affected by operating profit, as discussed in the Business Segment sections below. Discontinued operations, including the gain on disposal which is discussed in more detail below, were essentially break-even in 1994 and accounted for net losses of $0.1 million or $.01 per share in 1993.

         Revenue from continuing operations for the quarter ended March 31, 1994 was $34.8 million, an increase of $7.5 million or 27% from the comparable period in 1993.

         In the fourth quarter of 1994, the Company recorded a reduction of $0.8 million of Federal income tax provisions. Also in the fourth quarter of 1994 the Company sold its tear gas division and recorded a pre-tax gain of $0.7 million as discussed below in the discontinued operations section. In August, 1993 the Company acquired the Palnut fastener division and the Electrical Specialties Company as discussed below in the Acquisitions section and the Business Segment sections.

         In the fourth quarter of 1993, the Company recorded a pre-tax charge of $3.6 million to provide for estimated future site remediation costs at two facilities located in Pennsylvania. Also during 1993, the Company reflected pre-tax charges of $0.8 million for proxy solicitation and related legal expenses associated with the contested election of directors. The Company accrued or reimbursed the expenses for both slates of directors in connection with the solicitation of proxies for the September 1992 annual meeting of stockholders. These charges were offset in the fourth quarter of 1993 by the settlement of a contract termination claim for a pre-tax profit of $1.9 million and a fourth quarter reduction of $1.9 million of federal and state income tax provisions.

         Interest expense increased $0.9 million in 1994 primarily as a result of increased bank borrowings used for the acquisitions of Palnut and Electrical Specialties Company, as discussed below in the Liquidity and Capital Resources section. Interest expense decreased $1.5 million from 1992 to 1993 primarily as a result of the Company using the proceeds from the sale of its Financial Systems, Gessner, Lloyd and Belfort divisions to reduce long-term debt.

         Fiscal 1993 and 1992 results were impacted by a pre-tax charge of $0.5 million and $2.7 million, respectively, for the costs of downsizing the corporate staff and relocating corporate headquarters from California to New Jersey.

         New orders received during 1994 by continuing operations totaled $125.6 million, an increase of $43.4 million or 53% from 1993. New orders received during 1993 by continuing operations totaled $82.2 million, a decrease of $9.7 million or 11% from 1992. New orders are discussed below by industry segment. At March 31, 1994, total backlog of unfilled orders was $45.2 million, compared to $40.7 million at March 31, 1993, and $54.6 million at March 31, 1992.

         During 1994 two new accounting standards were adopted effective April 1, Statement of Financial Accounting Standards No. 106 and No. 109. Statement No. 106, related to post-retirement benefits other than pensions, resulted in an after-tax charge to income of $0.1 million while Statement No. 109, related to income taxes, had no material effect on 1994 earnings. The corporation's liquidity and cash flow were not affected by these accounting changes.

         In March 1994, the Company adopted Statement of Financial Accounting Standard No. 115, related to accounting for certain investments in debt and equity securities. Adoption of this standard resulted in a March 31, 1994 balance sheet reduction of $1.6 million to other assets and stockholders equity.

         ACQUISITIONS

         On July 28, 1993, the Company acquired the assets and business of Electrical Specialties Company for a total purchase price of $1.7 million in cash. Electrical Specialties Company manufactures electrical cables and wire harnesses for the heavy equipment industry.

         On August 2, 1993, the Company acquired substantially all of the assets of the Palnut fastener operation ("Palnut") of TRW Inc. for a total purchase price of $20.5 million in cash and the assumption of certain liabilities consisting primarily of trade payables and accrued expenses aggregating approximately $1.4 million. The Palnut operation manufactures single and multi-thread metal fasteners for the automotive and industrial products industries.

DISCONTINUED OPERATIONS

         During 1992, the Company adopted a restructuring plan which provided for the sale of its Financial Systems, Gessner, Lloyd and Belfort divisions, and the discontinuation of its Computer Graphics manufacturing operation. At March 31, 1992, these businesses were classified for financial reporting purposes as discontinued operations.

         On March 30, 1992, the Company completed the sale of its Financial Systems division to Recognition Equipment Incorporated for total consideration of $37.8 million, consisting of a note receivable of $2.5 million and $35.3 million in cash, of which $5.1 million was placed in escrow pending the resolution of certain issues as specified in the purchase agreement. This transaction resulted in an after-tax gain of $0.7 million. At March 31, 1994, $2.1 million remained in escrow.

         On May 29, 1992, and June 4, 1992, the Company completed the sales of its Gessner and Lloyd divisions, respectively. The Company received cash of $4.3 million, long term notes of $2 million, and a receivable of $0.3 million. These sales resulted in a combined after-tax loss of $1.6 million reflected in the March 31, 1992 financial statements. In the fourth quarter of 1993, the Company reported a gain on disposal of these divisions of $0.4 million (net of applicable income tax provision of $0.1 million).

         On January 24, 1993, the Company sold its Belfort division. The Company received cash of $1.0 million and a long term note of $1.7 million. After-tax income of $0.1 million and $0.4 million were recorded in the fourth quarter of 1994 and 1993, respectively, from this transaction. Additionally, as part of the sale, the Company consigned $1.3 million of inventory under a five-year contractual purchase agreement of which $0.8 million remained at March 31, 1994. The Company retained one weather instrument product line and is negotiating its sale separately from the above transaction.

         In August 1991, the Company discontinued its Computer Graphics manufacturing operation. Such operation was reclassified as a discontinued operation, and an after-tax loss from the discontinuation of $4.1 million is reflected in the Company's 1992 statement of operations. In 1994 and 1993 the Company recognized another $0.1 and $0.9 million, respectively, for additional after- tax actual and estimated future discontinuation costs. The Computer Graphics manufacturing operation incurred an after-tax operating loss of $1.2 million in 1992.

         Additional costs of $0.7 million, after-tax, were recorded in 1993 in connection with the Company's Space Ordnance Systems division, which was sold in May 1990, and a gain on disposal of $0.2 million, after tax, was recorded in 1994. These additional costs and income represent adjustments to previous estimates related to litigation and environmental matters.

         In March 1994, the Company sold its Federal Laboratories division for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. common stock. The sale of this division resulted in a gain of $0.5 million (net of applicable income tax provision of $0.2 million).

INDUSTRIAL PRODUCTS SEGMENT

         1994 COMPARED WITH 1993

         Sales for the Industrial Products segment were $66.4 million in 1994, an increase of $29.5 million or 80% from 1993. The increase in sales was primarily due to the inclusion of eight months of Palnut fastener operations and increased sales of gear- driven fasteners. The total 1994 increase in specialty fastener sales was $23.4 million. Additionally, the increase included eight months of electrical harness operations which amounted to $5 million in sales. TransTechnology Systems & Services sales increased $1.1 million or 15% in 1994 primarily due to increased domestic and overseas demand for workstations and small financial systems as well as increased maintenance contract sales.

         Operating profit for the Industrial Products segment was $9.2 million in 1994, an increase of $1.8 million or 25% from 1993. The primary factors contributing to the segment's increased operating profit in 1994 were the inclusion of eight months of the Palnut threaded fastener operations and increased shipments of gear-driven fasteners which were partially offset by reduced operating profit at TransTechnology Systems & Services due to costs associated with the introduction of two new small financial systems products which were subsequently cancelled in the fourth quarter of 1994. Other contributing factors which offset the overall increase in operating profit were shipments on low margin contracts from the newly acquired electrical harness product line and losses attendant to the start-up of Electrical Connections and Assemblies, Inc.'s business.

         In 1994, new orders in the industrial products segment increased $38.6 million or 105% from 1993. All industrial product lines experienced increased new orders in 1994 over 1993. The specialty fastener product line and electrical harness product line contributed $29.7 million and $7.4 million of increased new orders in 1994, respectively. In 1994, TransTechnology Systems & Services new orders were up 22% over 1993. The specialty fastener increase was due primarily to the acquisition of the Palnut product line. The new order increase at TransTechnology Systems & Services was primarily due to increased penetration of third party maintenance markets. Backlog of unfilled orders was $15.2 million at March 31, 1994, compared to $6.8 million at March 31, 1993.

         1993 COMPARED WITH 1992

         Sales for the Industrial Products segment were $37 million in 1993, an increase of $1.6 million or 5% from 1992. The increase in sales was primarily related to the increased sales volume of specialty fasteners which was up in 1993 by $2.3 million, an increase of 8% from 1992, as a result of new product market penetration and increased industrial and truck fastener demand. TransTechnology Systems & Services sales decreased $0.6 million in 1993 primarily due to reduced overseas demand for workstations and small financial systems, partially offset by an increase in domestic maintenance contract sales.

         Operating profit for the Industrial Products segment was $7.3 million in 1993, up $0.3 million or 5% from 1992, resulting primarily from increased sales and margins related to specialty fasteners and domestic maintenance contracts, and partially offset by the decreased sales and margins related to overseas workstations and small financial systems.

         In 1993, new orders in the Industrial Products segment increased $1.9 million or 5% from 1992. Orders for specialty fasteners increased in 1993 by $2.6 million or 9% due to increased market share. TransTechnology Systems & Services new orders were down $0.7 million or 10% mainly due to reduced demand for workstations and small financial systems. Backlog of unfilled orders was $6.8 million at March 31, 1993, compared to $7.1 million at March 31, 1992.


AEROSPACE PRODUCTS SEGMENT

         1994 COMPARED WITH 1993

         Sales for the Aerospace Products segment were $54.1 million in 1994, a decrease of $4.9 million or 8% from 1993. Fiscal 1994 sales of hoists and winches, related spare parts and tie-downs decreased $8 million or 27% from 1993 due primarily to delays in the timing of customers placing new orders in 1994, increased competition resulting in reduced tie-down orders and the settlement of a contract termination claim for a pre-tax profit of $1.9 million in the fourth quarter of 1993. Sales of cargo hooks increased $2.6 million or 51% primarily due to timing of customer orders. Chaff product sales were down in 1994 by $0.4 million or 4%. The Company's primary customer for chaff product is the United States Department of Defense and its prime contractors. Due to reduced government defense spending and the fact that customers have adequate quantities of chaff products in inventory, domestic sales are likely to continue at reduced levels. Sales of electrical cable and conduit in 1994 were up $1.6 million or 16% primarily due to increased shipments on the F-16 fighter and other military programs. Electrical connector sales decreased in 1994 by $0.7 million or 21% due to a general decrease in demand by commercial airline customers.

         Operating profit for the Aerospace Products segment was $8.1 million for 1994, a decrease of $0.4 million or 5% from 1993. The decrease was primarily due to the reduced shipments of hoist and winches, related spare parts, tie-downs, and electrical connectors, offset by increased cargo hook and electrical cable and conduit shipments, as mentioned above.

         New orders for the Aerospace Products segment increased in 1994 by $4.8 million or 11%. All product lines, with the exception of hoists and winches, related spare parts and tie-downs experienced increased new orders in 1994, primarily due to the timing of customer orders.

         The Aerospace Products segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1994, the backlog of unfilled orders was $30 million, compared to $34 million at March 31, 1993.

         Sales related to United States Government contracts, which consist primarily of defense contracts and represent approximately 20% of the Company's total 1994 sales, have been declining in recent years. Management remains concerned with the continued trend toward reductions in defense spending by the United States government. However, many of the Company's programs, as well as spare parts requirements for these programs, are expected to continue for several years, and the Company continues to pursue and is currently implementing its strategy of developing its non-defense businesses through acquisitions and refocused foreign and commercial market attention.

         1993 COMPARED WITH 1992

         Sales for the Aerospace Products segment were $59 million in 1993, an increase of $4.0 million or 7% from 1992. Fiscal 1993 sales of hoists and winches, related spare parts and tie-downs increased $6.4 million or 27% from 1992 due primarily to improved manufacturing capability. Sales of cargo hooks decreased $1.2 million or 19% from 1992. As a result of the resolution of manufacturing problems in 1992, the Company was able to significantly reduce a large amount of accumulated overdue backlog by the end of fiscal 1992. This reduction in backlog resulted in unusually high sales volume of primarily cargo hooks in the prior year. This increase was partially offset in 1993 by the product line acquisition from Kinedyne which added $0.3 million of cargo hook sales. Chaff product sales were down in 1993 by $2.9 million or 22%, due to reduced government defense spending and the fact that adequate quantities of the product were in customer inventories. Sales of electrical cable and conduit in 1993 were up by $1.8 million or 20% primarily due to increased shipments on the F-16 jet fighter program which had been delayed in 1992. Electrical connector sales decreased in 1993 by $0.3 million or 9% due to a general decrease in commercial airline orders.

         Operating profit for the Aerospace Products segment was $8.5 million for 1993, compared to a break-even in the prior year. Primary factors contributing to the segment's increased operating profit were increased domestic and foreign shipments of hoists, winches, related spare parts, electrical cable and conduit, and improved manufacturing systems and efficiencies in cargo hooks, hoists and winches, related spare parts and electrical cable, conduit and connector products.

         New orders for the Aerospace Products segment decreased in 1993 by $13.1 million or 22% from 1992. New orders for hoists and winches and related spare parts decreased in 1993 by $2.9 million or 12%. This fluctuation was primarily a result of the timing of receipt of new contracts rather than a trend related to demand for these products. Chaff product and electrical cable and connector orders were down by $14.4 million or 58%. Chaff product new orders were down $5.6 million or 50% from 1992 primarily due to reduced government defense spending and adequate quantities of the product in customer inventories, as described above. Electrical cable and connector orders decreased $8.8 million or 64% primarily as a result of delays in new orders from the military and aerospace industries and general slowdown in department of defense purchases, a trend that is likely to continue. New orders for cargo hooks, tie-downs and electrical conduit increased by $4.1 million or 42% primarily due to the acquisition of a new product line, receipt of a multi- year order for the CH-53 Helicopter program and increased market share.

         At March 31, 1993, the backlog of unfilled orders was $34 million, compared to $47 million at March 31, 1992.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's debt-to-capitalization ratio was 34% as of March 31, 1994, 17% as of March 31, 1993 and 15% as of March 31, 1992. The current ratio at March 31, 1994, stood at 3.49 compared to 3.27 at March 31, 1993 and 1.94 at March 31, 1992. Working Capital was $53.8 million at March 31, 1994, up $10.4 million from March 31, 1993 and $18.1 million from March 31, 1992.

         At March 31, 1994, the Company's debt consisted of $25 million of borrowings under a revolving bank credit line, a $9.2 million bank term loan and $0.5 million of other borrowings. In connection with the Palnut acquisition, the Company amended its revolving bank credit line on July 29, 1993 to increase the bank's lending commitment from $25 million to $35 million. This commitment will be available to the Company through September 30, 1995, and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. All fixed assets other than real property with the exception of certain real property located in Mountainside, New Jersey, are also included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at March 31, 1994 were $1.6 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate plus two percentage points, which the Company was utilizing for $25 million of outstanding borrowings at March 31, 1994. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. The $9.2 million term loan is with the same lenders as the revolving credit line, is secured by the same collateral, and is due and payable on August 31, 1998. The first principal payment of $120,000 was due and paid on September 30, 1993. Thereafter, principal payments of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate plus 1/4 percentage points, but in accordance with the loan agreement will be reduced to the prime rate for fiscal 1995 because the Company exceeded $6.0 million in net income for fiscal year 1994. Interest is payable monthly.

         On May 13, 1994, the Company obtained authorization from its lender to repurchase up to 200,000 shares of the Company's common stock at an aggregate price not to exceed $2.5 million. At June 16, 1994, the Company had repurchased 50,000 shares.

         Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in 1994 were $5 million as compared with $5.5 million in 1993. The Company's two industry segments have similar cash flow requirements.

         The Company is subject to various contingencies related to land and groundwater contamination at several facilities. These matters are described in Note 10 of the Notes to Financial Statements. Management believes that, after taking into consideration information provided by counsel, the resolution of these matters will not have a materially adverse effect on the Company's liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               Table of Contents

                                                                                                    Page
                                                                                                    ----
Financial Statements:

Independent Auditors' Report                                                                         18

Consolidated Balance Sheets as of March 31, 1994 and 1993                                            19

Statements of Consolidated Operations for years ended March 31, 1994, 1993 and 1992                  20

Statements of Consolidated Cash Flows for years ended March 31, 1994, 1993 and 1992                  21

Statements of Consolidated Stockholders' Equity for years ended March 31, 1994, 1993
         and 1992                                                                                    22

Notes to Consolidated Financial Statements                                                           23


Financial Statement Schedules:

Schedule I --
         Consolidated Marketable Securities and Other Security Investments for the years
         ended March 31, 1994, 1993 and 1992                                                         36

Schedule VIII --
         Consolidated Valuation and Qualifying Accounts for years ended March 31, 1994,
         1993 and 1992                                                                               37

Schedule X --
         Consolidated Supplementary Income Statement Information for years ended
         March 31, 1994, 1993 and 1992                                                               38



         Schedules required by Article 12 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 1994 and 1993 and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1994. Our audits also included the consolidated financial statement schedules listed in the Table of Contents at Item 8. These financial statements and the financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, in 1994 the Corporation changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

As discussed in Note 5 to the consolidated financial statements, in 1994 the Corporation changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



/s/ Deloitte & Touche

Deloitte & Touche
Parsippany, New Jersey

June 20, 1994

                          CONSOLIDATED BALANCE SHEETS

                                                                                               MARCH 31,
                                                                                   ----------------------------------
                                                                                         1994              1993
                                                                                   ---------------- -----------------
ASSETS
Current assets:
         Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .    $      3,027,000  $      1,505,000

         Accounts receivable:
                 United States Government . . . . . . . . . . . . . . . . . . .           2,815,000         2,075,000
                 Commercial (net of allowance for doubtful accounts of $271,000          19,500,000        17,426,000
                          in 1994 and $318,000 in 1993) . . . . . . . . . . . .
         Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .           2,814,000              --
         Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          35,786,000        33,375,000
         Prepaid expenses and other current assets  . . . . . . . . . . . . . .           2,932,000         1,715,000
         Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . .           4,253,000         3,393,000
         Net assets of discontinued businesses  . . . . . . . . . . . . . . . .           4,309,000         3,176,000
                                                                                   ----------------  ----------------
                 Total current assets . . . . . . . . . . . . . . . . . . . . .          75,436,000        62,665,000
Property:

         Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,223,000         2,780,000
         Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,657,000         9,997,000
         Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . .          32,611,000        23,825,000
         Furniture and fixtures . . . . . . . . . . . . . . . . . . . . . . . .           4,050,000         3,499,000
         Leasehold improvements . . . . . . . . . . . . . . . . . . . . . . . .             671,000           710,000
                                                                                   ----------------  ----------------
                 Total                                                                   58,212,000        40,811,000
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .          22,204,000        20,079,000
                                                                                   ----------------  ----------------
                 Property-net . . . . . . . . . . . . . . . . . . . . . . . . .          36,008,000        20,732,000
Other assets:
         Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . .           4,061,000         5,643,000
         Costs in excess of net assets of acquired businesses (net of accumulated amortization: 1994, $2,423,000; 1993,
                 $2,178,000)  . . . . . . . . . . . . . . . . . . . . . . . . .           3,117,000         2,728,000
         Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,235,000         5,995,000
                                                                                   ----------------  ----------------
                 Total other assets . . . . . . . . . . . . . . . . . . . . . .          14,413,000        14,366,000
                                                                                   ----------------  ----------------
                 Total                                                             $    125,857,000  $     97,763,000
                                                                                   ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

         Current portion of long-term debt  . . . . . . . . . . . . . . . . . .    $      1,479,000  $         38,000
         Accounts payable-trade . . . . . . . . . . . . . . . . . . . . . . . .           7,489,000         5,895,000
         Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . .           4,570,000         3,433,000
         Accrued income taxes   . . . . . . . . . . . . . . . . . . . . . . . .             943,000         1,871,000
         Other current liabilities  . . . . . . . . . . . . . . . . . . . . . .           7,109,000         7,940,000
                                                                                   ----------------  ----------------
                 Total current liabilities  . . . . . . . . . . . . . . . . . .          21,590,000        19,177,000
                                                                                   ----------------  ----------------
Long-term debt payable to banks and others  . . . . . . . . . . . . . . . . . .          33,168,000        12,387,000
                                                                                   ----------------  ----------------
Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .           5,146,000         4,985,000
                                                                                   ----------------  ----------------
Stockholders' equity:

         Preferred stock-authorized, 300,000 shares; none issued  . . . . . . .               --                --
         Common stock-authorized, 14,700,000 shares of $.01 par value; issued,
                 5,189,104 and 5,121,604 shares in 1994 and 1993, respectively               52,000            51,000
         Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .          45,283,000        44,616,000
         Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .          22,186,000        16,537,000
         Other stockholders' equity . . . . . . . . . . . . . . . . . . . . . .          (1,568,000)           10,000
                                                                                   ----------------  ----------------
                 Total stockholders' equity . . . . . . . . . . . . . . . . . .          65,953,000        61,214,000
                                                                                   ----------------  ----------------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    125,857,000  $     97,763,000
                                                                                   ================  ================

- - --------------------
See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS


                                                                      FOR THE YEARS ENDED MARCH 31,
                                                             ----------------------------------------------
                                                                  1994            1993             1992
                                                             --------------   -------------   -------------
Revenues:
  Sales . . . . . . . . . . . . . . . . . . . . . . . . .    $  120,507,000   $  95,913,000   $  90,267,000
  Interest income . . . . . . . . . . . . . . . . . . . .           733,000         661,000         347,000
  Other income  . . . . . . . . . . . . . . . . . . . . .           299,000         158,000         217,000
                                                             --------------   -------------   -------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .       121,539,000      96,732,000      90,831,000
                                                             --------------   -------------   -------------
Cost of goods sold  . . . . . . . . . . . . . . . . . . .        85,322,000      67,258,000      70,354,000
                                                             --------------   -------------   -------------
Gross profit  . . . . . . . . . . . . . . . . . . . . . .        36,217,000      29,474,000      20,477,000
General, administrative and selling expenses  . . . . . .        23,517,000      17,624,000      16,163,000
Environmental charge  . . . . . . . . . . . . . . . . . .           374,000       4,167,000         358,000

Corporate office relocation   . . . . . . . . . . . . . .               -           468,000       2,696,000
Interest expense  . . . . . . . . . . . . . . . . . . . .         1,556,000         696,000       2,239,000
                                                             --------------   -------------   -------------
Income (loss) from continuing operations before income
  taxes . . . . . . . . . . . . . . . . . . . . . . . . .        10,770,000       6,519,000        (979,000)

Provision (credit) for income taxes   . . . . . . . . . .         3,902,000       1,325,000        (149,000)
                                                             --------------   -------------   -------------
Income (loss) from continuing operations  . . . . . . . .         6,868,000       5,194,000        (830,000)

Discontinued Operations:
  (Loss) income from operations (net of applicable tax
   benefits of $1,055,000 and $1,983,000 for 1994 and
   1992, respectively, and including a tax provision of
   $3,000 for 1993)   . . . . . . . . . . . . . . . . . .          (744,000)         10,000      (2,797,000)

  Gain (loss) from disposal (includes a tax provision of
   $306,000 and $963,000 for 1994 and 1992, respectively,
   and net of applicable tax benefit of $1,337,000 for
   1993)  . . . . . . . . . . . . . . . . . . . . . . . .           760,000         (71,000)     (5,788,000)
                                                             --------------   -------------   -------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .    $    6,884,000   $   5,133,000   $  (9,415,000)
                                                             ==============   =============   =============
Earnings per share
  Income (loss) from continuing operations  . . . . . . .    $         1.34   $        1.02   $       (0.16)
  Loss from discontinued operations . . . . . . . . . . .               -             (0.01)          (1.69)
                                                             --------------   -------------   -------------
Income (loss) per share . . . . . . . . . . . . . . . . .    $         1.34   $        1.01   $       (1.85)
                                                             ==============   =============   =============
Number of shares used in computation of per share
  information . . . . . . . . . . . . . . . . . . . . . .         5,143,000       5,095,000       5,081,000

- - --------------
See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                --------------------------------------------
                                                                     1994           1993           1992
                                                                -------------   ------------   -------------
Cash Flows from Operating Activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $   6,884,000   $  5,133,000   $  (9,415,000)

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . .       4,505,000      3,369,000       6,318,000

 Provision for losses on accounts receivable  . . . . . . . .         102,000         79,000          55,000
(Gain) loss on sale or disposal of fixed assets and
 discontinued businesses  . . . . . . . . . . . . . . . . . .        (452,000)        37,000       5,211,000
 Deferred income taxes  . . . . . . . . . . . . . . . . . . .      (1,124,000)      (216,000)     (1,441,000)
 Change in assets and liabilities net of acquisitions and
   dispositions:

   Decrease in accounts receivable  . . . . . . . . . . . . .         261,000        368,000       4,080,000
   Increase in inventories  . . . . . . . . . . . . . . . . .        (200,000)      (968,000)       (541,000)
   (Increase) decrease in net assets of discontinued
    businesses  . . . . . . . . . . . . . . . . . . . . . . .      (1,133,000)       523,000       5,033,000

   Decrease (increase) in other assets  . . . . . . . . . . .         193,000      4,485,000      (4,825,000)
   Increase (decrease) in accounts payable  . . . . . . . . .         506,000        105,000      (3,789,000)
   Increase in accrued compensation . . . . . . . . . . . . .       1,137,000        672,000         318,000

   (Decrease) increase in other liabilities . . . . . . . . .      (2,895,000)    (3,998,000)      7,662,000
   (Decrease) increase in income tax payable  . . . . . . . .        (928,000)    (1,238,000)      3,109,000
                                                                -------------   ------------   -------------
 Net cash provided by operating activities  . . . . . . . . .       6,756,000      8,351,000      11,775,000
                                                                -------------   ------------   -------------
Cash Flows from Investing Activities:

Business acquisitions . . . . . . . . . . . . . . . . . . . .     (22,670,000)          --              --
Capital expenditures  . . . . . . . . . . . . . . . . . . . .      (4,973,000)    (5,514,000)     (3,077,000)
Proceeds from sale of fixed assets and discontinued business        1,027,000      5,461,000      30,037,000
Increase in notes receivable  . . . . . . . . . . . . . . . .        (176,000)      (687,000)     (4,500,000)
                                                                -------------   ------------   -------------
 Net cash provided by (used in) investing activities  . . . .     (26,792,000)      (740,000)     22,460,000
                                                                -------------   ------------   -------------
Cash Flows from Financing Activities:
Proceeds from long-term borrowings  . . . . . . . . . . . . .      34,400,000     28,174,000      29,700,000
Payments on long-term debt  . . . . . . . . . . . . . . . . .     (12,178,000)   (27,414,000)    (71,225,000)

Proceeds from issuance of stock under stock option plan . . .         571,000        326,000           --
Stock repurchases and other . . . . . . . . . . . . . . . . .           --             --            (12,000)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .      (1,235,000)    (7,990,000)          --
                                                                -------------   ------------   -------------
 Net cash provided by (used in) financing activities  . . . .      21,558,000     (6,904,000)    (41,537,000)
                                                                -------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents  . . . .       1,522,000        707,000      (7,302,000)
Cash and cash equivalents at beginning of year  . . . . . . .       1,505,000        798,000       8,100,000
                                                                -------------   ------------   -------------
Cash and cash equivalents at end of year  . . . . . . . . . .   $   3,027,000   $  1,505,000   $     798,000
                                                                =============   ============   =============
Supplemental Information:
Interest payments . . . . . . . . . . . . . . . . . . . . . .   $   1,602,000   $    812,000   $   5,542,000
Income tax payments . . . . . . . . . . . . . . . . . . . . .   $   4,476,000   $    600,000   $     190,000

- - ---------------
During 1994 the Company received marketable securities valued at $3.4 million from the sale of a discontinued business. The carrying value of these securities at March 31, 1994, was $1.8 million.

See accompanying notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY


                                                           ADDITIONAL                    OTHER
FOR THE YEARS ENDED MARCH 31,                               PAID-IN      RETAINED     STOCKHOLDERS'
1994, 1993 AND 1992                    SHARES     AMOUNT    CAPITAL      EARNINGS        EQUITY       TOTAL
- - ---------------------------------    ----------  -------   -----------  ---------     ------------  -------------
Balance, March 31, 1991 . . . . .     5,080,310  $51,000   $44,302,000  $28,809,000           --    $73,162,000
Net loss  . . . . . . . . . . . .          --       --           --      (9,415,000)          --     (9,415,000)
Other . . . . . . . . . . . . . .         3,482     --         (12,000)       --              --        (12,000)
                                      ---------  -------   -----------  -----------   ------------  -----------
Balance, March 31, 1992 . . . . .     5,083,792   51,000    44,290,000   19,394,000           --     63,735,000
Net Income  . . . . . . . . . . .          --       --           --       5,133,000           --      5,133,000

Cash dividends ($1.56 per share)           --       --           --     (7,990,000)           --     (7,990,000)
Issuance of stock under stock
 option plan  . . . . . . . . . .        37,812     --        326,000         --              --        326,000
Foreign translation adjustments .          --       --           --           --      $     10,000       10,000
                                      ---------  -------   -----------  -----------   ------------  -----------
Balance, March 31, 1993 . . . . .     5,121,604   51,000   44,616,000   16,537,000          10,000   61,214,000
Net income  . . . . . . . . . . .          --       --           --      6,884,000            --      6,884,000
Cash dividends ($.24 per share) .          --       --           --     (1,235,000)           --     (1,235,000)
Issuance of stock under stock
 option plan  . . . . . . . . . .        57,415    1,000      570,000         --              --        571,000
Issuance of stock under incentive
 bonus plan . . . . . . . . . . .        10,085     --         97,000         --           (65,000)      32,000
Foreign translation adjustments .          --       --           --           --            56,000       56,000
Unrealized investment holding
 losses                                    --       --           --           --        (1,569,000)  (1,569,000)
                                      ---------  -------   -----------  -----------   ------------  -----------
Balance, March 31, 1994 . . . . .     5,189,104  $52,000   $45,283,000  $22,186,000   $ (1,568,000) $65,953,000
                                      =========  =======   ===========  ===========   ============  ===========

- - ----------------------
See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  TransTechnology Corporation and Subsidiaries

1.       SUMMARY OF ACCOUNTING PRINCIPLES

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of TransTechnology Corporation ("the Company") and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

         Related Party. Research Industries Incorporated owns approximately 21% of the Company's outstanding common stock. Two former directors of the Company are the only shareholders of Research Industries Incorporated, and each of these directors has a consulting contract with the Company; one for $1.4 million and one for $0.7 million. Of the total $2.1 million original contracts, $1.5 million has been expensed and paid through March 31, 1994, which includes $0.9 million expensed and paid during fiscal 1994.

         Accounting for Contracts. All of the Company's contracts are firm fixed-price. Sales and cost of sales on such contracts are recorded as deliveries are made. Estimates of cost to complete are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profit resulting from such revisions are recorded in the accounting period in which the revisions are made. Losses on contracts are recorded in full as they are identified.

         Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity at date of acquisition of three months or less to be cash equivalents.

         Accounts Receivable. Accounts receivable from the United States Government represent billed receivables and substantially all amounts are expected to be collected within one year. The Company has no amounts billed under retainage provisions of contracts.

         Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs.

         Property and Related Depreciation and Amortization. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to thirty years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases.

         Costs in Excess of Net Assets of Acquired Businesses. The difference between the purchase price and the fair value of the net assets of acquired businesses is included in the accompanying Consolidated Balance Sheets under the caption "Costs in Excess of Net Assets of Acquired Businesses" and is being amortized over forty years, or shorter periods where deemed appropriate. The Company has determined that there is no impairment in value since projected future operating results on an undiscounted basis through the period such costs in excess of net assets of acquired businesses is being amortized are expected to be sufficient to absorb the amortizaion.

         Earnings Per Share. Earnings per share are based on the weighted average number of common shares and, if dilutive, common stock equivalents (stock options) outstanding during each year.

         Research, Development and Engineering Costs. Research and development costs and engineering costs in support of active products, which are charged to expense when incurred, amounted to $2.3 million, $1.8 million and $1.7 million in 1994, 1993, and 1992, respectively. Included in these amounts were expenditures of $1.1 million in 1994, $0.9 million in 1993, and $0.6 million in 1992, which represent costs related to research and development activities.

         Income Taxes. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Option 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

         Effective April 1, 1993, the Company adopted Statement No. 109 and has reported the cumulative effect of this change in the method of accounting for income taxes in the Consolidated Statements of Income and Retained Earnings. The adoption of Statement No. 109 had no material effect on the financial statements.

         Postretirement Benefits Other Than Pensions. The Company makes contributions toward the cost of providing certain health care and life insurance benefits to certain retirees, their beneficiaries and covered dependents. Company contributions in 1992 and 1993 were expensed as paid. The accrual method of accounting for these benefits was adopted April 1, 1993 in accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of Statement No. 106 had no material effect on the financial statements.

         Investments. On March 1, 1994 the Company acquired 365,000 shares of Mace Security International common stock, valued at $3.4 million, as partial payment for the sale of a division. At March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement resulted in a gross unrealized holding loss of $1.6 million, reported as a reduction to stockholders' equity in the March 31, 1994 Balance Sheet.
The aggregate fair market value of the investment at March 31, 1994 was $1.8 million.

2.       DISCONTINUED OPERATIONS

         In March 1994, the Company sold its Federal Laboratories division for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. common stock. The sale of this division resulted in a gain of $0.5 million (net of applicable income tax provision of $0.2 million).

         In March 1992, the Company sold its Financial Systems division, entered into agreements to sell its textile machinery and special elastomer products divisions, and entered into discussions with a prospective buyer regarding its weather instruments division. Financial Systems was sold for $35.3 million in cash, of which $5.1 million was placed in escrow pending resolution of matters specified in the purchase agreement, and a $2.5 million note which was reduced to $1.9 million in the first quarter of fiscal 1993, due in March 1995. The sale of Financial Systems resulted in a 1992 gain on disposal of $0.7 million (net of applicable income tax expense of $2.6 million). The sales of the textile machinery and special elastomer products divisions were completed in May and June 1992 and consisted of $4.3 million in cash, a $2.0 million note due in April 1997 and a receivable of $0.3 million. The sales of these divisions resulted in a 1992 loss on disposal of $1.6 million (net of applicable income tax benefit of $0.8 million). In the fourth quarter of 1993, the Company reported a gain on final disposal of these divisions of $0.4 million (net of applicable income tax provision of $0.1 million). The weather instruments division was sold in January 1993 for $1 million in cash and a $1.7 million note due in January 1998. In the fourth quarter of 1992, the division was written down to its net realizable value based on its expected sales price, which resulted in a loss on disposal of $0.1 million (net of applicable tax benefits of $0.1 million). In the fourth quarters of 1993 and 1994, the Company recorded additional gains on disposal relating to the weather instrument division of $0.4 million and $0.1 million, respectively (net of applicable income tax provision of $0.1 million in 1993). Additionally, as part of the sale, the Company consigned $1.3 million of inventory under a five-year contractual purchase agreement of which $0.8 million remained at March 31, 1994. The Company has retained one weather instrument product line and is continuing to negotiate its sale separately from the above transaction.

         In August 1991, the Company discontinued its Computer Graphics manufacturing operation. In connection with such decision, the Company recorded losses on disposal of $0.1 million and $0.9 million for 1994 and 1993, respectively (net of applicable income tax benefit of $0.3 million in 1993).

         In March 1990, the Company entered into an agreement to sell substantially all of the inventories and plant and equipment of its Space Ordnance Systems division. A gain on disposal of $0.2 million was recorded in 1994 (net of applicable income tax provision of $0.1 million). Losses on disposal of $0.7 million and $0.8 million were recorded in 1993 and 1992, respectively (net of applicable income tax benefits of $0.3 million and $0.5 million in 1993 and 1992, respectively). The gain and losses consist of disposal costs different from previous estimates associated primarily with legal and environmental matters and the settlement of a contract claim receivable in 1991.

         Operating results of the discontinued businesses were as follows:

                                                               1994               1993             1992
                                                          --------------    ---------------    -------------
Total revenues  . . . . . . . . . . . . . . . . . .       $    4,965,000    $     6,391,000    $  77,531,000
                                                          ==============    ===============    =============
Income (loss) before income taxes . . . . . . . . .       $   (1,799,000)   $        13,000    $  (4,780,000)
Income tax provision (benefit)  . . . . . . . . . .           (1,055,000)             3,000       (1,983,000)
                                                          --------------    ---------------    -------------
Income (loss) from operations . . . . . . . . . . .       $     (744,000)   $        10,000    $  (2,797,000)
                                                          ==============    ===============    =============

         The loss from operations includes interest expense of $90,000, $91,000 and $2.0 million in 1994, 1993 and 1992, respectively.

         Net assets of the discontinued businesses at March 31, 1994 and 1993 were as follows:

                                                                                    1994             1993
                                                                                ------------     -------------
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     25,000     $     164,000
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          186,000           454,000
Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,203,000         3,116,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,198,000           789,000
Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (303,000)       (1,347,000)
                                                                                ------------     -------------
Net Assets of Discontinued Businesses . . . . . . . . . . . . . . . . . . .     $  4,309,000     $   3,176,000
                                                                                ============     =============


         Other assets and liabilities retained by the Company associated with the discontinued businesses at March 31, 1994 and 1993 are included in the following balance sheet captions:


                                                                                    1994           1993
                                                                                 -----------    ----------
Commercial Accounts Receivable  . . . . . . . . . . . . . . . . . . . . . .      $     --       $   87,000
Prepaid Expenses and Other Current Assets . . . . . . . . . . . . . . . . .      $   289,000    $  632,000
Other Long-term Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   821,000    $  688,000

3.       ACQUISITIONS

         On July 28, 1993, the Company acquired the assets and business of Electrical Specialties Company for a total purchase price of $1.7 million in cash. Electrical Specialties Company manufactures electrical cables and wire harnesses for the heavy equipment industry.

         On August 2, 1993, the Company acquired substantially all of the assets of the Palnut fastener operation ("Palnut") of TRW Inc. for a total purchase price of $20.5 million in cash and the assumption of certain liabilities consisting primarily of trade payables and accrued expenses aggregating approximately $1.4 million. The Palnut operation manufactures single and multi-thread metal fasteners for the automotive and industrial products industries.

         The following summarizes TransTechnology Corporation's unaudited combined Proforma Revenue, Net Income and Earnings (Loss) per Share information prepared as if the acquisitions of the Palnut threaded fastener business and Electrical Specialties Company had occurred at the beginning of the periods presented.

                                                                           FOR THE YEARS ENDED MARCH 31,
                                                                     ---------------------------------------
                                                                           1994                   1993
                                                                     ----------------       ----------------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    130,253,000       $    124,025,000
                                                                     ================       ================
Income from Continuing Operations . . . . . . . . . . . . . . .             6,729,000              7,908,000
Income (loss) from Discontinued Operations  . . . . . . . . . .                16,000                (61,000)
                                                                     ----------------       ----------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .             6,745,000              7,847,000
                                                                     ================       ================

Earnings per Share from Continuing Operations . . . . . . . . .      $      1.31            $      1.55
Loss per Share from Discontinued Operations . . . . . . . . . .              --                    (.01)
                                                                     ----------------       ----------------

Earnings per Share  . . . . . . . . . . . . . . . . . . . . . .      $      1.31            $      1.54
                                                                     ================       ================



4.       INVENTORIES

         Inventories at March 31, 1994 and 1993 are summarized as follows:

                                                                                   1994             1993
                                                                               ------------    -------------
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  5,057,000    $   4,913,000
Work-in-process:
 U.S. Government contracts  . . . . . . . . . . . . . . . . . . . . . . . .       1,515,000        1,412,000
 Commercial   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,074,000        5,412,000
Purchased and manufactured parts  . . . . . . . . . . . . . . . . . . . . .      23,140,000       21,638,000
                                                                               ------------    -------------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 35,786,000    $  33,375,000
                                                                               ============    =============


5.       INCOME TAXES

         The components of total income (loss) from operations before income taxes were:

                                                                  1994            1993             1992
                                                              -------------  --------------   --------------
Domestic  . . . . . . . . . . . . . . . . . . . . . . . .     $  11,010,000  $    4,927,000   $  (11,771,000)
Foreign . . . . . . . . . . . . . . . . . . . . . . . . .          (973,000)        198,000        1,187,000
                                                              -------------  --------------   --------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .     $  10,037,000  $    5,125,000   $  (10,584,000)
                                                              =============  ==============   ==============

         The provision (benefit) for income taxes is summarized below:

                                                               1994             1993              1992
                                                           -----------      ------------      ------------
Currently payable:
 United States  . . . . . . . . . . . . . . . . . . .      $ 2,987,000      $  1,314,000      $    (91,000)
 Foreign  . . . . . . . . . . . . . . . . . . . . . .         (109,000)          203,000           429,000
 State  . . . . . . . . . . . . . . . . . . . . . . .          734,000          (256,000)          (66,000)
                                                           -----------      ------------      ------------
                                                           $ 3,612,000      $  1,261,000      $    272,000
Deferred  . . . . . . . . . . . . . . . . . . . . . .         (459,000)       (1,270,000)       (1,441,000)
                                                           -----------      ------------      ------------
 Total  . . . . . . . . . . . . . . . . . . . . . . .      $ 3,153,000      $     (9,000)     $ (1,169,000)
                                                           ===========      ============      ============



         The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below:

                                                           1994               1993                1992
                                                       ------------       -------------       ------------
Continuing  . . . . . . . . . . . . . . . . . .        $  3,902,000       $   1,325,000       $   (149,000)
Discontinued  . . . . . . . . . . . . . . . . .            (749,000)         (1,334,000)        (1,020,000)
                                                       ------------       -------------       ------------
Total . . . . . . . . . . . . . . . . . . . . .        $  3,153,000       $      (9,000)      $ (1,169,000)
                                                       ============       =============       ============


         The provision (benefit) for deferred taxes is comprised of the following tax effect of timing differences:

                                                                     1993                  1992
                                                                 -------------         -------------
Depreciation  . . . . . . . . . . . . . . . . .                  $    (459,000)        $     352,000
Inventory reserves  . . . . . . . . . . . . . .                        661,000               549,000
Bad debts . . . . . . . . . . . . . . . . . . .                         79,000                63,000
Deferred income . . . . . . . . . . . . . . . .                       (117,000)             (181,000)
Accruals deductible in future years . . . . . .                     (1,131,000)           (2,100,000)
Other . . . . . . . . . . . . . . . . . . . . .                       (303,000)             (124,000)
                                                                 -------------         -------------
Total . . . . . . . . . . . . . . . . . . . . .                  $  (1,270,000)        $  (1,441,000)
                                                                 =============         =============

         In 1992, the consolidated tax credit of $149,000 on loss from continuing operations of $979,000 is primarily attributable to tax benefits associated with the foreign sales corporation.

         The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                                                        1994                1993
                                                                        ----                ----
Statutory federal rate  . . . . . . . . . . . . . . . . . . .           34.0%                34.0%
State income taxes after federal income tax . . . . . . . . .            4.8%                 1.2%
Earnings of the foreign sales corporation . . . . . . . . . .           (3.3%)               (7.0%)
Amortization of purchase adjustments not
  deductible for tax purposes . . . . . . . . . . . . . . . .            2.4%                 4.0%
Revision of prior years' tax accruals . . . . . . . . . . . .           (7.5%)              (11.0%)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.0%                (0.9%)
                                                                       ------               ------
Consolidated effective tax rate . . . . . . . . . . . . . . .           31.4%                20.3%
                                                                       ======               ======

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Prior to the adoption of SFAS 109, the Company accounted for income taxes under the deferral method and prior periods have not been restated to reflect this change in accounting principle. There was no material effect on the Company's financial results as a result of adopting SFAS No. 109.

         The following is an analysis of accumulated deferred income taxes:

                                                                       1994                     1993
                                                                    -----------             -----------
Assets

     Current
       Inventory  . . . . . . . . . . . . . . . . . . .             $ 3,582,000             $ 3,201,000
       Other  . . . . . . . . . . . . . . . . . . . . .                 671,000                 192,000
                                                                    -----------             -----------
               Total Current  . . . . . . . . . . . . .               4,253,000               3,393,000

     Non-Current
       Environmental  . . . . . . . . . . . . . . . . .               1,317,000               1,344,000
                                                                    -----------             -----------
               Total Assets . . . . . . . . . . . . . .             $ 5,570,000             $ 4,737,000
                                                                    ===========             ===========

Liabilities
     Non-Current
       Depreciation . . . . . . . . . . . . . . . . . .             $ 1,157,000             $   920,000
                                                                    -----------             -----------
               Total Liabilities  . . . . . . . . . . .             $ 1,157,000             $   920,000
                                                                    ===========             ===========
Summary-Accumulated Deferred Income Taxes
     Net Current Assets . . . . . . . . . . . . . . . .             $ 4,253,000             $ 3,393,000
     Net Non-Current Assets . . . . . . . . . . . . . .                 160,000                 424,000
                                                                    -----------             -----------
               Total  . . . . . . . . . . . . . . . . .             $ 4,413,000             $ 3,817,000
                                                                    ===========             ===========

6.       LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS

         Long-term debt payable to banks and others consists of the following:

                                                                       1994                     1993
                                                                   ------------             -------------
Credit Agreement - 5.50%  . . . . . . . . . . . . . . .            $ 15,000,000                     --
Credit Agreement - 5.375% . . . . . . . . . . . . . . .              10,000,000                     --
Credit Agreement - 5.20%  . . . . . . . . . . . . . . .                   --                $  10,000,000
Credit Agreement - 6.0% . . . . . . . . . . . . . . . .                   --                    1,900,000
Term Loan - 6.50% . . . . . . . . . . . . . . . . . . .               9,160,000                      --
Other . . . . . . . . . . . . . . . . . . . . . . . . .                 487,000                   525,000
                                                                   ------------             -------------
                                                                     34,647,000                12,425,000
Less current maturities . . . . . . . . . . . . . . . .               1,479,000                    38,000
                                                                   ------------             -------------
Total . . . . . . . . . . . . . . . . . . . . . . . . .            $ 33,168,000             $  12,387,000
                                                                   ============             =============

Credit Agreement

         At March 31, 1994, outstanding bank debt consisted of a revolving credit facility which provides for borrowings and letters of credit of $35 million and a term loan of $9.2 million. Borrowing under the credit facility at March 31, 1994 was $25 million.

         The credit facility expires in September 1995. Under this facility, accounts receivable, inventory and all fixed assets other than real property, with the exception of certain real property located in Mountainside, New Jersey, are pledged as collateral. Borrowings are limited to 80% of the unpaid face amount of eligible accounts receivable, plus the lesser of 50% of eligible net inventory or $18 million. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under this facility at March 31, 1994 were $1.6 million. Borrowing under this facility bears interest at the lending bank's prime rate. The agreement also gives the Company the option of using the London Interbank Offered Rate (LIBOR) plus two percentage points. At March 31, 1994, the Company had $25 million of borrowings using LIBOR. The agreement contains requirements for a minimum tangible net worth of $60 million at March 31, 1994; a quarterly maximum total liabilities to tangible equity ratio of 1.0 to 1.0 at March 31, 1994; a minimum annual working capital level of $40 million; a minimum annual cash flow coverage ratio of 1.2 to 1.0; and minimum net income of $4 million per year commencing on March 31, 1993. In addition, the agreement requires the Bank's approval for the repurchase of the Company's common stock, and provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. At March 31, 1994 $0.5 million was available for dividends.

         The $9.2 million term loan is with the same lenders as the revolving credit line. It is secured by the same collateral, and is due and payable on August 31, 1998. Principal payments of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate plus 1/4 percentage point, but in accordance with the loan agreement will be reduced to the prime rate for fiscal 1995 since the Company exceeded $6.0 million in net income for fiscal year 1994. Interest is payable monthly.

Other

         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004.

Debt Maturities

          1995 (current)   . . . . . . . . .        $     1,479,000

          1996  . . . . . . . . . . . . . .              26,481,000

          1997  . . . . . . . . . . . . . .               1,482,000

          1998  . . . . . . . . . . . . . .               1,483,000

          1999  . . . . . . . . . . . . . .               3,444,000

          Thereafter  . . . . . . . . . . .                 278,000
                                                    ---------------

                   Total   . . . . . . . . .        $    34,647,000
                                                    ===============

7.       STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK OPTIONS

         Under the Company's stock option plan, options to purchase shares of the Company's common stock have been granted to officers, key employees, and an officer/director at prices determined by the Board of Directors which may not be less than 100% of the fair market value at date of grant.

         At March 31, 1994, there were 230,537 options outstanding, of which 63,914 were exercisable at that date. The remaining options for 166,623 shares are exercisable on various dates through October 1998.

         The table below summarizes stock option transactions:

                                                         1994              1993              1992
                                                     -----------       -----------       -----------
Options outstanding, beginning of the year
 ($5.50-$29.81 per share)   . . . . . . . . .            169,679           375,543           418,489

Options granted ($5.50-$18.00 per share)  . .            146,500              --             138,349
Options exercised ($5.50-$13.44 per share)  .            (57,415)          (37,812)             --
Options expired and cancelled . . . . . . . .            (28,227)         (168,052)         (181,295)
                                                     -----------       -----------       -----------
Options outstanding, end of the year  . . . .            230,537           169,679           375,543
                                                     ===========       ===========       ===========
Aggregate option price  . . . . . . . . . . .        $ 2,406,531       $ 2,002,194       $ 4,596,270

Options exercisable ($7.50-$29.81 per share)              63,914           107,973           202,022


8.       EMPLOYEE BENEFIT PLANS

         The Company has an incentive bonus plan which provides for cash payments to selected employees based upon formulas approved by the Board of Directors. Provisions for awards under the plan approximated $1,419,000 in 1994, $779,000 in 1993 and $226,000 in 1992. The Company has two defined contribution savings plans. Expenses related to these plans were $1,786,000, $1,493,000, and $1,106,000 in 1994, 1993, and 1992,
respectively. A division of the Company also makes contributions to a union-sponsored multi-employer pension plan in accordance with the negotiated labor contract. Contributions to the plan were $226,000, $218,000 and $179,000 in 1994, 1993 and 1992, respectively.

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106 ("SFAS No. 106") on Employers' Accounting for Postretirement Benefits Other Than Pensions. This statement requires that the cost of these benefits, which are primarily health care related, be recognized in the financial statements during the employee's active working career. The Company's previous practice was to recognize expense as claims were paid. The plan maintained by the Company provides postretirement benefits to union employees at one of the Company's divisions. Adopting the new standard created a previously unrecognized obligation covering prior years. This transition obligation, estimated at $2.9 million, before tax effects, is being amortized on a straight-line basis over the average remaining service life of active employees, estimated by the Company to be approximately 20 years. During fiscal year 1994, the Company adopted an amendment to the plan resulting in a decrease of $859,000 to the transition obligation. The current period charge was $443,000 before tax effects. The estimated current period charge, using the Company's previous practice of recognizing expense as claims were paid, would have been approximately $127,000 before tax effects. Accrued postretirement benefit cost is included in other liabilities on the balance sheet.

         The periodic postretirement benefit cost for the year ended March 31, 1994, included the following components:

Service cost (benefits earned during the year)  . . . . . . . . . . . . . . . . . . . . . .     $    124,000
Interest cost on projected postretirement benefit obligation  . . . . . . . . . . . . . . .          196,000
Amortization of transition obligation . . . . . . . . . . . . . . . . . . . . . . . . . . .          123,000
                                                                                                ------------
     Total periodic postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . .     $    443,000
                                                                                                ============




         The funded status and accrued postretirement benefit cost on March 31, 1994 are as follows:

Accumulated postretirement benefit obligation:

     Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (893,000)
     Fully eligible plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . .         (295,000)
     Other active plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,149,0000)
                                                                                                ------------
Accumulated postretirement benefit obligation . . . . . . . . . . . . . . . . . . . . . . .       (2,337,000)
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --
                                                                                                ------------

Accumulated postretirement benefit obligation in excess of plan assets  . . . . . . . . . .       (2,337,000)
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           94,000
Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,927,000
                                                                                                ------------
Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (316,000)
                                                                                                ============


         The assumptions used in accounting for the plan in 1994 was a 14% health care cost trend rate for substantially all participants (decreasing 1% each year to 10% in the year 1998 and then decreasing 0.5% each year to 6% in the year 2006 and beyond) and an 8% discount rate. As of March 31, 1994, the discount rate used to measure the accumulated postretirement benefit obligation was changed to 7.5%. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by 14.2% at year end 1994 and the net periodic cost by 22.8% for the year.

9.       COMMITMENTS

         Rent expense under operating leases for the years ended March 31, 1994, 1993, and 1992 was $1,450,000, $1,150,000, and $1,731,000, respectively.
The Company has no material capital leases.

         The Company and its subsidiaries have minimum rental commitments under noncancellable operating leases (relating primarily to leased buildings) which are as follows:

         Year ending March 31:
         1995  . . . . . . . . . . . . . . . . . . .       $  1,943,000
         1996  . . . . . . . . . . . . . . . . . . .          1,850,000
         1997  . . . . . . . . . . . . . . . . . . .          1,702,000
         1998  . . . . . . . . . . . . . . . . . . .            926,000
         1999  . . . . . . . . . . . . . . . . . . .            584,000
         Thereafter  . . . . . . . . . . . . . . . .          1,789,000
                                                           ------------
                 Total   . . . . . . . . . . . . . .       $  8,794,000
                                                           ============


         Included in the above amounts is the aggregate lease commitment associated with the Company's former corporate office. In connection with the relocation of the corporate office, the loss incurred on this lease (net of estimated sublease rentals) and other costs associated with the move totalling $0.5 million and $2.7 million were charged to expense during the years ended March 31, 1993 and March 31, 1992, respectively. Other-long-term liabilities at March 31, 1994, include a $0.6 million obligation associated with the lease.

         The Company has consulting agreements with certain former members of the Board of Directors and former executives. The remaining commitments under such agreements for the year ending March 31, 1994 are $819,000.


10.      CONTINGENCIES

         The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of any environmental contamination at two facilities in Pennsylvania, and one facility in Illinois. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania sites, a feasibility study has been prepared and submitted to the state. Based upon that study and upon claims for recovery which the Company has against others, a pre-tax charge of $3.6 million (net of $1.2 million in probable recoveries) was recorded in March 1993 for estimated cleanup costs at the Pennsylvania sites. At March 31, 1994, the balance of this clean-up reserve was $3 million (net of $1.2 million in probable recoveries). In addition, the Company is pursuing recovery of a portion of such costs in litigation with several of its insurance carriers.
The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1997.

         In addition, the Company has been named as a potentially responsible party in various proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities at which environmental remediation activities are pending. It is not possible to reliably estimate the costs associated with any remedial work to be performed until the studies at the Illinois site and these other sites have been completed, the scope of work defined and a method of remediation selected and approved by the relevant state authorities.

         In February 1990, a lawsuit was brought in Los Angeles Superior Court against the Company and certain of its former officers by Special Devices, Inc. ("Special Devices"), a landlord at one of the Company's former California facilities, and Placerita Land and Farming Company, a predecessor of Special Devices, in which plaintiffs seek to recover in excess of $15 million for compensatory damages and an unspecified sum for punitive damages. The plaintiffs allege that the Company's waste handling practices have diminished the value of the leased property, reduced future rental income and caused plaintiffs to incur substantial defense costs in connection with related legal proceedings. In November 1985, the Company entered into agreements with the California Department of Health Services obligating the Company to clean up soil and groundwater contaminated by hazardous materials on the property. Substantially all of the remedial work has been performed, with ongoing monitoring and water treatment activity expected to continue until 2002.

         Two of the Company's general liability insurance carriers have filed actions in California Superior Court asking the Court to determine that their policies do not cover California environmental cleanup costs, damages to neighboring landowners for alleged personal injury and property damage, and related defense costs. The Company continues to believe that these policies cover such costs and is negotiating with the carriers to settle these actions.

         The Company is also engaged in various other legal proceedings incidental to its businesses.

         It is the opinion of the management that, after taking into consideration information furnished by its counsel, the above matters will not have a material effect on the consolidated financial position of the Company.


11.      SEGMENT INFORMATION

         The Company develops, manufactures and sells a wide range of technically sophisticated products. Industrial Products include: (1) gear-driven band fasteners and threaded fasteners for the marine, auto, toy and aircraft industries; (2) electrical wiring harnesses and (3) service and distribution of drafting (CADD) display workstations. Aerospace Products include: (1) lifting, control, and restraint devices-principally helicopter rescue hoists and external hook systems, winches and hoists for aircraft and weapon-handling systems, and aircraft and cargo tie-downs; (2) custom electrical interconnection systems and their components used in computers, communications equipment, aircraft, and military applications and (3) metallized-glass-fiber products (referred to as chaff and used to reflect hostile radar signals) and related devices and systems.

         Operating profit is net sales less operating expenses. General corporate expenses, interest and income taxes have not been deducted in determining operating profit. Assets, depreciation and amortization, and capital expenditures are those identifiable to a particular segment by their use. Approximately 20% of sales in 1994, 1993 and 1992 were derived from sales to the United States Government and its prime contractors which are attributable primarily to the Aerospace Products segment.

         As a result of the sale of the Financial Systems division and the discontinuance of the Computer Graphics manufacturing operation, the Advanced-Technology products segment has been eliminated as a reporting segment.


                                                       OPERATING                        DEPRECIATION/
                                FISCAL                   PROFIT          CAPITAL        AMORTIZATION    IDENTIFIABLE
                                 YEAR       SALES      (LOSS)(1)     EXPENDITURES(2)     EXPENSE(2)        ASSETS
                                ------      -----      ---------     ---------------    ------------    ------------
Industrial Products . . . .      1994   $ 66,436,000  $ 9,165,000       $2,519,000      $ 2,461,000     $ 48,187,000
                                 1993     36,955,000    7,341,000        1,784,000        1,122,000       24,273,000
                                 1992     35,322,000    6,996,000        1,339,000          956,000       25,168,000

Aerospace Products  . . . .      1994   $ 54,071,000  $ 8,113,000       $1,862,000      $ 1,552,000     $ 51,936,000
                                 1993     58,958,000    8,540,000        2,993,000        1,826,000       54,405,000
                                 1992     54,945,000        5,000          794,000        1,810,000       52,834,000
- - --------------------------------------------------------------------------------------------------------------------

Total Segments  . . . . . .      1994    120,507,000   17,278,000        4,381,000        4,013,000      100,123,000
                                 1993     95,913,000   15,881,000        4,777,000        2,948,000       78,678,000
                                 1992     90,267,000    7,001,000        2,133,000        2,766,000       78,002,000

Corporate . . . . . . . . .      1994       --         (5,791,000)          57,000          282,000       25,734,000
                                 1993       --         (9,301,000)(3)       97,000          227,000       19,085,000
                                 1992       --         (6,058,000)          37,000           64,000       26,903,000

Corporate Interest and Other     1994       --            839,000             --               --               --
                                 1993       --            635,000             --               --               --
                                 1992       --            317,000             --               --               --

Interest Expense  . . . . .      1994       --         (1,556,000)            --               --               --
                                 1993       --           (696,000)            --               --               --
                                 1992       --         (2,239,000)            --               --               --

Consolidated  . . . . . . .      1994    120,507,000   10,770,000        4,438,000        4,295,000      125,857,000
                                 1993     95,913,000    6,519,000        4,874,000        3,175,000       97,763,000
                                 1992     90,267,000     (979,000)       2,170,000        2,830,000      104,905,000
====================================================================================================================


(1) Operating profit represents net sales less operating expenses which include all costs and expenses related to the Company's operations in each segment. General corporate expenses and investments and other income earned at the corporate level are included in the corporate section. Interest expense is also separately reported. The amount of the "Consolidated" line represents "Income from Continuing Operations Before Income Taxes." Loss from discontinued operations is not included.
(2) The capital expenditures and depreciation/amortization expense from discontinued operations are excluded from the above schedule.
(3) Corporate operating profit in 1993 includes a pre-tax charge of $3,613,000 for estimated future environmental site remediation costs.

         In 1994, 1993 and 1992, the Company had revenues from export sales as follows:

                                                                   1994          1993(a)        1992(a)
                                                              -------------   -------------  -------------
LOCATION
Middle East . . . . . . . . . . . . . . . . . . . . . . . .   $     158,000   $     128,000  $     219,000
Mexico, Central and South America . . . . . . . . . . . . .         765,000         321,000        984,000
Western Europe  . . . . . . . . . . . . . . . . . . . . . .      10,682,000      13,448,000     11,601,000
Canada  . . . . . . . . . . . . . . . . . . . . . . . . . .       4,812,000       1,753,000      1,544,000
Pacific and Far East  . . . . . . . . . . . . . . . . . . .       5,637,000       3,483,000      3,423,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         145,000         323,000        614,000
                                                              -------------   -------------  -------------
                 Total  . . . . . . . . . . . . . . . . . .   $  22,199,000   $  19,456,000  $  18,385,000
                                                              =============   =============  =============

- - ---------------
(a)      Restated to reflect only continuing operations.


12. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share amounts)

                                             FIRST        SECOND        THIRD       FOURTH
                                            QUARTER       QUARTER      QUARTER      QUARTER      TOTAL
                                           --------       -------      -------      -------      -----
1994
- - ----
Total Revenues  . . . . . . . . . .        $ 24,006       $29,207      $33,525      $34,801      $121,539
Gross Profit  . . . . . . . . . . .           7,279         8,406        9,834       10,698        36,217
Income from Continuing Operations .           1,653         1,530        1,982        1,703         6,868
Income (loss) from Discontinued
 Operations . . . . . . . . . . . .            (139)         (299)        (377)         831            16
Net Income  . . . . . . . . . . . .           1,514         1,231        1,605        2,534         6,884
Earnings (Loss) Per Share:
  Income from Continuing Operations        $   0.32       $  0.30      $  0.39      $  0.33      $   1.34
  Income (loss) from Discontinued
   Operations . . . . . . . . . . .           (0.03)        (0.06)       (0.07)        0.16           --
  Net Income  . . . . . . . . . . .        $   0.30(a)    $  0.24      $  0.31(a)   $  0.49      $   1.34

1993
- - ----
Total Revenues  . . . . . . . . . .        $ 23,127       $22,336      $23,952      $27,317      $ 96,732
Gross Profit  . . . . . . . . . . .           6,750         6,363        7,150        9,211        29,474
Income from Continuing Operations .           1,265           957        1,469        1,503         5,194
Income (loss) from Discontinued
  Operations  . . . . . . . . . . .             150            45         (172)         (84)          (61)
Net Income  . . . . . . . . . . . .           1,415         1,002        1,297        1,419         5,133
Earnings (Loss) Per Share:
  Income from Continuing Operations        $   0.25       $  0.19      $  0.29      $  0.29      $   1.02
  Income (loss) from Discontinued
    Operations  . . . . . . . . . .            0.03          0.01        (0.03)       (0.02)        (0.01)
  Net Income  . . . . . . . . . . .        $   0.28       $  0.20      $  0.25(a)   $  0.28(a)   $   1.01

- - ---------------
(a) Per share amounts do not always add because the figures are required to be independently calculated.

                          TRANSTECHNOLOGY CORPORATION

                                  SCHEDULE I

       CONSOLIDATED MARKETABLE SECURITIES AND OTHER SECURITY INVESTMENTS

       FOR YEARS ENDED MARCH 31, 1994, MARCH 31, 1993 AND MARCH 31, 1992



DESCRIPTION
- - -----------

                                    NUMBER OF                                               BALANCE SHEET
1994                               SHARES HELD           COST           MARKET VALUE       CARRYING AMOUNT
- - ----                               -----------      ---------------    ---------------    -----------------
MACE SECURITY INTERNATIONAL
COMMON STOCK  . . . . . . . .        465,000        $     3,371,000    $     1,802,000    $       1,802,000


1993
- - ----

  --                                    --                     --                 --                   --



1992
- - ----

  --                                    --                     --                 --                   --

                          TRANSTECHNOLOGY CORPORATION

                                 SCHEDULE VIII

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

       For Years Ended March 31, 1994, March 31, 1993 and March 31, 1992

                       BALANCE AT         CHARGED TO         CHARGED TO                              BALANCE
                       BEGINNING OF       COSTS AND          OTHER                                   AT END
DESCRIPTION            PERIOD             EXPENSES           ACCOUNTS(A)        DEDUCTIONS(B)        OF PERIOD
- - ---------------        ------------       ----------         -----------        -------------        ---------
1994
- - ----
Allowances for
doubtful accounts
and sales returns         $318,000          $102,000            $72,000           $221,000            $271,000

1993
- - ----
Allowances for
doubtful accounts
and sales returns       $  268,000          $124,000            $31,000           $105,000            $318,000

1992
- - ----
Allowances for
doubtful accounts
and sales returns       $  959,000          $ 55,000            $12,000           $758,000(C)         $268,000

(A) Amount consists primarily of sales adjustments charged to revenue accounts.
(B)      Amount represents write-off of uncollectible accounts.
(C) Amount includes $576,000 reserves for uncollectible accounts of discontinued operations included in assets of discontinued operations.

                          TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE X

            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION

       For Years Ended March 31, 1994, March 31, 1993 and March 31, 1992


The amounts summarized below were charged to costs and expenses:

                                 1994                    1993                    1992
                             ----------              ----------              ----------
Maintenance and
Repairs                      $2,352,000              $1,631,000              $1,819,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1994 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1994 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1994 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1994 and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of the Annual Report:

         1.      Financial Statements:

                 Consolidated Balance Sheets at March 31, 1994 and March 31,
                 1993

                 Statements of Consolidated Operations for the years ended March 31, 1994, March 31, 1993 and March 31, 1992

                 Statements of Consolidated Cash Flows for the years ended March 31, 1994, March 31, 1993 and March 31, 1992

                 Statements of Consolidated Stockholders' Equity for the years ended March 31, 1994, March 31, 1993 and March 31, 1992

                 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules:

                 Schedule I - Consolidated Marketable Securities and Other Security Investments for the years ended March 31, 1994, 1993 and 1992

                 Schedule VIII - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1994, 1993 and 1992

                 Schedule X - Consolidated Supplementary Income Statement Information for the years ended March 31, 1994, 1993 and 1992

         3.      Exhibits:

                 The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.


(b)  Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 24, 1994

                                  TRANSTECHNOLOGY CORPORATION




                                  By:  /s/Michael J. Berthelot
                                       ---------------------------------------
                                         Michael J. Berthelot,
                                         Chairman of the Board, President
                                         and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                  Title                                                      Date
   ---------                                  -----                                                      ----
/s/Michael J. Berthelot                    Chairman of the Board, President                           June 24, 1994
- - -----------------------------------        and Chief Executive Officer
MICHAEL J. BERTHELOT                       (Principal Executive Officer)



/s/Patrick K. Bolger                       Executive Vice President, Chief                            June 24, 1994
- - -----------------------------------        Operating Officer and Director
PATRICK K. BOLGER


/s/Chandler J. Moisen                      Senior Vice President, Treasurer and                       June 24, 1994
- - -----------------------------------        Chief Financial Officer
CHANDLER J. MOISEN                         (Principal Financial Officer)



/s/Richard Mascuch                         Director                                                   June 16, 1994
- - -----------------------------------
RICHARD MASCUCH


/s/Walter Belleville                       Director                                                   June 16, 1994
- - -----------------------------------
WALTER BELLEVILLE


/s/George S. Hofmeister                    Director                                                   June 16, 1994
- - -----------------------------------
GEORGE S. HOFMEISTER


/s/Thomas V. Chema                         Director                                                   June 16, 1994
- - -----------------------------------
THOMAS V. CHEMA


/s/H. Gary Carlson, Ph.D.                  Director                                                   June 16, 1994
- - -----------------------------------
H. GARY CARLSON, Ph.D.


/s/James A. Lawrence                       Director                                                   June 16, 1994
- - -----------------------------------
JAMES A. LAWRENCE

                               INDEX TO EXHIBITS

                                                                                                                    Page
                                                                                                                 Sequentially
                                                                                                                   Numbered
                                                                                                                 ------------
3.1      Certificate of Incorporation of the Company.(1)                                                             --

3.2      Bylaws of the Company.(2)                                                                                   --

4.1      Specimen Certificate of Common Stock                                                                        45

10.1     1982 Stock Option Plan of the Company, as amended.(3)                                                       --

10.2     Form of Incentive Stock Option Agreement used under the Company's 1982 Stock
         Option Plan.(4)                                                                                             --

10.3     Form of Nonqualified Stock Option Agreement used under the Company's 1982 Stock
         Option Plan.(4)                                                                                             --

10.4     1992 Long Term Incentive Plan of the Company.(5)                                                            --

10.5     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(6)                                                                              --

10.6     Executive Life Insurance Plan.(7)                                                                           --

10.7     Revolving Loan and Security Agreement dated as of June 21, 1991 between the
         Company and National Canada Finance Corp.(8)                                                                --

10.8     First Amendment to Revolving Loan and Security Agreement dated as of December 12,
         1991 between the Company and National Canada Finance Corp.(9)                                               --

10.9     Second Amendment to Revolving Loan and Security Agreement dated as of December 10,
         1992 between the Company and National Canada Finance Corp.(9)                                               --

10.10    Letter Agreement and General Release dated June 27, 1991 between Paul
         Grosher and the Company.(11)                                                                                --

10.11    Amended Compensation Agreement dated April 2, 1993 between Arch Scurlock and
         the Company.(12)                                                                                            --

10.12    Amended Compensation Agreement dated April 2, 1993 between John H. Grover
         and the Company.(12)                                                                                        --

10.13    Severance and Consulting Agreement dated December 12, 1991 between Ralph
         Hutchins and the Company.(10)                                                                               --

10.14    Third Amendment to Revolving Loan and Security Agreement dated August 2, 1993
         between the Company and National Canada Finance Corp.                                                       46

10.15    Form of Restricted Stock Award Agreement used under the Company's 1992 Long Term
         Incentive Plan                                                                                              66

21.1     List of Subsidiaries of the Company.                                                                        79

23.1     Independent Auditor's Consent.                                                                              80

- - ----------------------
(1) Incorporated by reference from the Company's Form 8-A Registration Statement No. 2-85599 dated February 9, 1987.

                                                                                                               Page
                                                                                                            Sequentially
                                                                                                              Numbered
                                                                                                            ------------
(2)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended September 27, 1992.                                                              --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1983.                                                                  --

(4)      Incorporated by reference from the Company's Post-Effective Amendment No. 1
         to Form S-8 Registration Statement No. 33-19390.                                                       --

(5)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-59546 dated March 15, 1993.                                                            --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1987.                                                                  --

(7)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1989.                                                                  --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K from
         the Fiscal Year ended March 31, 1991.                                                                  --

(9)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 27, 1992.                                                               --

(10)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 29, 1991.                                                               --

(11)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended September 29, 1991.                                                              --

(12)     Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1993.                                                              --