Form 10-K/A
period 1994-03-31
TRANSTECHNOLOGY CORP
filed 1994-08-08
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark One)
  / X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] [Fee previously submitted on filing of Form 10-K]

                    For the fiscal year ended March 31, 1994
                                       OR
  /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ____________ to ____________

                         Commission file number 1-7872
                         -----------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  /   /

     As of June 13, 1994, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the last sales price as reported by the New York Stock Exchange was $66,043,000.00

   As of June 13, 1994, the registrant had 5,215,327 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1994 by amending the information required by Item 8, Item 10, Item 11, Item 12, Item 13 and Item 14 thereof as set forth herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                               Table of Contents

                                                                                                                 Page
                                                                                                                 ----
Financial Statements:

Independent Auditors' Report                                                                                       2

Consolidated Balance Sheets as of March 31, 1994 and 1993                                                          3

Statements of Consolidated Operations for years ended March 31, 1994, 1993 and 1992                                4

Statements of Consolidated Cash Flows for years ended March 31, 1994, 1993 and 1992                                5

Statements of Consolidated Stockholders' Equity for years ended March 31, 1994, 1993
         and 1992                                                                                                  6

Notes to Consolidated Financial Statements                                                                         7


Financial Statement Schedules:

Schedule I --
         Consolidated Marketable Securities and Other Security Investments for the years ended
         March 31, 1994, 1993 and 1992                                                                            20

Schedule VIII --
         Consolidated Valuation and Qualifying Accounts for years ended March 31, 1994,
         1993 and 1992                                                                                            21

Schedule X --
         Consolidated Supplementary Income Statement Information for years ended
         March 31, 1994, 1993 and 1992                                                                            22

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



/s/ Deloitte & Touche

Deloitte & Touche
Parsippany, New Jersey

June 20, 1994

                          CONSOLIDATED BALANCE SHEETS


                                                                                                March 31,
                                                                                     ---------------------------
                                                                                          1994           1993
                                                                                     -------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   3,027,000  $  1,505,000

 Accounts receivable:
   United States Government . . . . . . . . . . . . . . . . . . . . . . . . . .          2,815,000     2,075,000
   Commercial (net of allowance for doubtful accounts of $271,000 in 1994 and           19,500,000    17,426,000
    $318,000 in 1993) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,814,000          --
 Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,786,000    33,375,000
 Prepaid expenses and other current assets    . . . . . . . . . . . . . . . . .          2,932,000     1,715,000
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,253,000     3,393,000

 Net assets of discontinued businesses    . . . . . . . . . . . . . . . . . . .          4,309,000     3,176,000
                                                                                     -------------  ------------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75,436,000    62,665,000
Property:

 Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,223,000     2,780,000
 Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,657,000     9,997,000
 Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .         32,611,000    23,825,000

 Furniture and fixtures   . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,050,000     3,499,000
 Leasehold improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . .            671,000       710,000
                                                                                     -------------  ------------
   Total                                                                                58,212,000    40,811,000
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .         22,204,000    20,079,000
                                                                                     -------------  ------------
   Property-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,008,000    20,732,000
Other assets:

 Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,061,000     5,643,000
 Costs in excess of net assets of acquired businesses (net of accumulated
   amortization: 1994, $2,423,000; 1993, $2,178,000)  . . . . . . . . . . . . .          3,117,000     2,728,000
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,235,000     5,995,000
                                                                                     -------------  ------------
   Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         14,413,000    14,366,000
                                                                                     -------------  ------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 125,857,000  $ 97,763,000
                                                                                     =============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

 Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .      $   1,479,000  $     38,000
 Accounts payable-trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,489,000     5,895,000
 Accrued compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,570,000     3,433,000

 Accrued income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            943,000     1,871,000
 Other current liabilities    . . . . . . . . . . . . . . . . . . . . . . . . .          7,109,000     7,940,000
                                                                                     -------------  ------------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         21,590,000    19,177,000
                                                                                     -------------  ------------
Long-term debt payable to banks and others  . . . . . . . . . . . . . . . . . .         33,168,000    12,387,000
                                                                                     -------------  ------------
Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          5,146,000     4,985,000
                                                                                     -------------  ------------
Stockholders' equity:

 Preferred stock-authorized, 300,000 shares; none issued  . . . . . . . . . . .              --            --
 Common stock-authorized, 14,700,000 shares of $.01 par value; issued,
   5,189,104 and 5,121,604 shares in 1994 and 1993, respectively. . . . . . . .             52,000        51,000
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .         45,283,000    44,616,000

 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,186,000    16,537,000
 Other stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . .         (1,568,000)       10,000
                                                                                     -------------  ------------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .         65,953,000    61,214,000
                                                                                     -------------  ------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ 125,857,000  $ 97,763,000
                                                                                     =============  ============

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

- - ---------------
See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                       For the years ended March 31,
                                                                --------------------------------------------
                                                                     1994           1993           1992
                                                                -------------   ------------   -------------
Cash Flows from Operating Activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . .   $   6,884,000   $  5,133,000   $  (9,415,000)

Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . .       4,505,000      3,369,000       6,318,000

 Provision for losses on accounts receivable  . . . . . . . .         102,000         79,000          55,000
(Gain) loss on sale or disposal of fixed assets and
 discontinued businesses  . . . . . . . . . . . . . . . . . .        (452,000)        37,000       5,211,000
 Deferred income taxes  . . . . . . . . . . . . . . . . . . .      (1,124,000)      (216,000)     (1,441,000)
 Change in assets and liabilities net of acquisitions and
   dispositions:

   Decrease in accounts receivable  . . . . . . . . . . . . .         261,000        368,000       4,080,000
   Increase in inventories  . . . . . . . . . . . . . . . . .        (200,000)      (968,000)       (541,000)
   (Increase) decrease in net assets of discontinued               (1,133,000)       523,000       5,033,000
    businesses  . . . . . . . . . . . . . . . . . . . . . . .

   Decrease (increase) in other assets  . . . . . . . . . . .          93,000      4,485,000      (4,825,000)
   Increase (decrease) in accounts payable  . . . . . . . . .         506,000        105,000      (3,789,000)
   Increase in accrued compensation . . . . . . . . . . . . .       1,137,000        672,000         318,000

   (Decrease) increase in other liabilities . . . . . . . . .      (2,895,000)    (3,998,000)      7,662,000
   (Decrease) increase in income tax payable  . . . . . . . .        (928,000)    (1,238,000)      3,109,000
                                                                -------------   ------------   -------------
 Net cash provided by operating activities  . . . . . . . . .       6,756,000      8,351,000      11,775,000
                                                                -------------   ------------   -------------
Cash Flows from Investing Activities:

Business acquisitions . . . . . . . . . . . . . . . . . . . .     (22,670,000)          --              --
Capital expenditures  . . . . . . . . . . . . . . . . . . . .      (4,973,000)    (5,514,000)     (3,077,000)
Proceeds from sale of fixed assets and discontinued business        1,027,000      5,461,000      30,037,000
Increase in notes receivable  . . . . . . . . . . . . . . . .        (176,000)      (687,000)     (4,500,000)
                                                                -------------   ------------   -------------
 Net cash provided by (used in) investing activities  . . . .     (26,792,000)      (740,000)     22,460,000
                                                                -------------   ------------   -------------
Cash Flows from Financing Activities:
Proceeds from long-term borrowings  . . . . . . . . . . . . .      34,400,000     28,174,000      29,700,000
Payments on long-term debt  . . . . . . . . . . . . . . . . .     (12,178,000)   (27,414,000)    (71,225,000)

Proceeds from issuance of stock under stock option plan . . .         571,000        326,000           --
Stock repurchases and other . . . . . . . . . . . . . . . . .           --             --            (12,000)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . .      (1,235,000)    (7,990,000)          --
                                                                -------------   ------------   -------------
 Net cash provided by (used in) financing activities  . . . .      21,558,000     (6,904,000)    (41,537,000)
                                                                -------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents  . . . .       1,522,000        707,000      (7,302,000)
Cash and cash equivalents at beginning of year  . . . . . . .       1,505,000        798,000       8,100,000
                                                                -------------   ------------   -------------
Cash and cash equivalents at end of year  . . . . . . . . . .   $   3,027,000   $  1,505,000   $     798,000
                                                                =============   ============   =============
Supplemental Information:
Interest payments . . . . . . . . . . . . . . . . . . . . . .   $   1,602,000   $    812,000   $   5,542,000
Income tax payments . . . . . . . . . . . . . . . . . . . . .   $   4,476,000   $    600,000   $     190,000

- - ---------------
During 1994 the Company received marketable securities valued at $3.4 million from the sale of a discontinued business. The carrying value of these securities at March 31, 1994, was $1.8 million.

See accompanying notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY


                                                              ADDITIONAL                  OTHER
FOR THE YEARS ENDED MARCH 31,                                   PAID-IN     RETAINED   STOCKHOLDERS'
1994, 1993 AND 1992                     SHARES      AMOUNT      CAPITAL     EARNINGS     EQUITY         TOTAL
- - ---------------------------------      ----------  --------- -----------  -----------   -----------  -----------
Balance, March 31, 1991 . . . . .       5,080,310  $ 51,000  $44,302,000  $28,809,000          --    $73,162,000
Net loss  . . . . . . . . . . . .            --        --           --     (9,415,000)         --     (9,415,000)
Other . . . . . . . . . . . . . .           3,482      --        (12,000)        --            --        (12,000)
                                       ----------  --------- -----------  -----------   -----------  -----------
Balance, March 31, 1992 . . . . .       5,083,792    51,000   44,290,000   19,394,000          --     63,735,000
Net Income  . . . . . . . . . . .            --        --           --      5,133,000          --      5,133,000
Cash dividends ($1.56 per share)             --        --           --     (7,990,000)         --     (7,990,000)
Issuance of stock under stock
  option plan . . . . . . . . . .          37,812      --        326,000         --            --        326,000
Foreign translation adjustments .            --        --           --           --     $    10,000       10,000
                                       ----------  --------- -----------  -----------   -----------  -----------

Balance, March 31, 1993 . . . . .       5,121,604    51,000   44,616,000   16,537,000        10,000   61,214,000
Net income  . . . . . . . . . . .            --        --           --      6,884,000          --      6,884,000
Cash dividends ($.24 per share) .            --        --           --     (1,235,000)         --     (1,235,000)
Issuance of stock under stock
 option plan  . . . . . . . . . .          57,415     1,000      570,000         --            --        571,000
Issuance of stock under incentive
 bonus plan   . . . . . . . . . .          10,085      --         97,000         --         (65,000)      32,000
Foreign translation adjustments .            --        --           --           --          56,000       56,000
Unrealized investment holding
  losses. . . . . . . . . . . . .            --        --           --           --      (1,569,000)  (1,569,000)
                                       ----------  --------- -----------  -----------   -----------  -----------

Balance, March 31, 1994 . . . . .       5,189,104  $ 52,000  $45,283,000  $22,186,000   $(1,568,000) $65,953,000
                                       ==========  ========= ===========  ===========   ===========  ===========



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

         Costs in Excess of Net Assets of Acquired Businesses. The difference between the purchase price and the fair value of the net assets of acquired businesses is included in the accompanying Consolidated Balance Sheets under the caption "Costs in Excess of Net Assets of Acquired Businesses" and is being amortized over forty years, or shorter periods where deemed appropriate. The Company has determined that there is no impairment in value since projected future operating results on an undiscounted basis through the period such costs in excess of net assets of acquired businesses is being amortized are expected to be sufficient to absorb the amortization.

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

         Income Taxes. In February 1992, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

         Investments. On March 1, 1994 the Company acquired 465,000 shares of Mace Security International common stock, valued at $3.4 million, as partial payment for the sale of a division. At March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The adoption of this statement resulted in a gross unrealized holding loss of $1.6 million, reported as a reduction to stockholders' equity in the March 31, 1994 Balance Sheet. The aggregate fair market value of the investment at March 31, 1994 was $1.8 million.

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

         Operating results of the discontinued businesses were as follows:

                                                               1994               1993             1992
                                                          --------------    ---------------    -------------
Total revenues  . . . . . . . . . . . . . . . . . .       $    4,965,000    $     6,391,000    $  77,531,000
                                                          ==============    ===============    =============
Income (loss) before income taxes . . . . . . . . .       $   (1,799,000)   $        13,000    $  (4,780,000)
Income tax provision (benefit)  . . . . . . . . . .           (1,055,000)             3,000       (1,983,000)
                                                          --------------    ---------------    -------------
Income (loss) from operations . . . . . . . . . . .       $     (744,000)   $        10,000    $  (2,797,000)
                                                          ==============    ===============    =============

         The loss from operations includes interest expense of $90,000, $91,000 and $2.0 million in 1994, 1993 and 1992, respectively.

         Net assets of the discontinued businesses at March 31, 1994 and 1993 were as follows:

                                                                                    1994            1993
                                                                                ------------    ------------
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     25,000    $    164,000
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          186,000         454,000
Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,203,000       3,116,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,198,000         789,000
Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (303,000)     (1,347,000)
                                                                                ------------    ------------
Net Assets of Discontinued Businesses . . . . . . . . . . . . . . . . . . .     $  4,309,000    $  3,176,000
                                                                                ============    ============


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

         The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                                                       1994                1993
                                                                     --------            ---------
Statutory federal rate  . . . . . . . . . . . . . . . . . . .           34.0%                34.0%
State income taxes after federal income tax . . . . . . . . .            4.8%                 1.2%
Earnings of the foreign sales corporation . . . . . . . . . .           (3.3%)               (7.0%)
Amortization of purchase adjustments not
  deductible for tax purposes . . . . . . . . . . . . . . . .            2.4%                 4.0%
Revision of prior years' tax accruals . . . . . . . . . . . .           (7.5%)              (11.0%)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1.0%                (0.9%)
                                                                     --------            ---------
Consolidated effective tax rate . . . . . . . . . . . . . . .           31.4%                20.3%
                                                                     ========            =========

         Effective April 1, 1993, the Company adopted Statement of Financial Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").
Prior to the adoption of SFAS 109, the Company accounted for income taxes under the deferral method and prior periods have not been restated to reflect this change in accounting principle. There was no material effect on the Company's financial results as a result of adopting SFAS No. 109.

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

         The credit facility expires in September 1995. Under this facility, accounts receivable, inventory and all fixed assets other than real property, with the exception of certain real property located in Mountainside, New Jersey, are pledged as collateral. Borrowings are limited to 80% of the unpaid face amount of eligible accounts receivable, plus the lesser of 50% of eligible net inventory or $18 million. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under this facility at March 31, 1994 were $1.6 million. Borrowing under this facility bears interest at the lending bank's prime rate. The agreement also gives the Company the option of using the London Interbank Offered Rate (LIBOR) plus two percentage points. At March 31, 1994, the Company had $25 million of borrowings using LIBOR. The agreement contains requirements for a minimum tangible net worth of $60 million at March 31, 1994; a quarterly maximum total liabilities to tangible equity ratio of 1.0 to 1.0 at March 31, 1994; a minimum annual working capital level of $40 million; a minimum annual cash flow coverage ratio of 1.2 to 1.0; and minimum net income of $4 million per year commencing on March 31, 1993. In addition, the agreement requires the Bank's approval for the repurchase of the Company's common stock, and provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. At March 31, 1994, $0.5 million was available for dividends.

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

Debt Maturities

             1995 (current)  . . . . . . . . . . . . . . . . .          $     1,479,000

             1996  . . . . . . . . . . . . . . . . . . . . . .               26,481,000

             1997  . . . . . . . . . . . . . . . . . . . . . .                1,482,000

             1998  . . . . . . . . . . . . . . . . . . . . . .                1,483,000

             1999  . . . . . . . . . . . . . . . . . . . . . .                3,444,000

             Thereafter  . . . . . . . . . . . . . . . . . . .                  278,000
                                                                        ---------------

                     Total   . . . . . . . . . . . . . . . . .              $34,647,000
                                                                        ===============

7.       STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK OPTIONS

         Under the Company's stock option plan, options to purchase shares of the Company's common stock have been granted to officers, key employees, and two officers/directors at prices determined by the Board of Directors which may not be less than 100% of the fair market value at date of grant.

         At March 31, 1994, there were 230,537 options outstanding, of which 63,914 were exercisable at that date. The remaining options for 166,623 shares are exercisable on various dates through October 1998.

         The table below summarizes stock option transactions:

                                                         1994              1993              1992
                                                     -----------       -----------       -----------
Options outstanding, beginning of the year               169,679           375,543           418,489
 ($5.50-$29.81 per share)   . . . . . . . . .

Options granted ($5.50-$18.00 per share)  . .            146,500              --             138,349
Options exercised ($5.50-$13.44 per share)  .            (57,415)          (37,812)             --
Options expired and cancelled . . . . . . . .            (28,227)         (168,052)         (181,295)
                                                     -----------       -----------       -----------
Options outstanding, end of the year  . . . .            230,537           169,679           375,543
                                                     ===========       ===========       ===========
Aggregate option price  . . . . . . . . . . .        $ 2,406,531       $ 2,002,194       $ 4,596,270


Options exercisable ($7.50-$29.81 per share)              63,914           107,973           202,022


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

         Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, ("SFAS No. 106") "Employers' Accounting for Postretirement Benefits Other Than Pensions". This statement requires that the cost of these benefits, which are primarily health care related, be recognized in the financial statements during the employee's active working career. The Company's previous practice was to recognize expense as claims were paid. The plan maintained by the Company provides postretirement benefits to union employees at one of the Company's divisions. Adopting the new standard created a previously unrecognized obligation covering prior years. This transition obligation, estimated at $2.9 million, before tax effects, is being amortized on a straight-line basis over the average remaining service life of active employees, estimated by the Company to be approximately 20 years. During fiscal year 1994, the Company adopted an amendment to the plan resulting in a decrease of $859,000 to the transition obligation. The current period charge was $443,000 before tax effects. The estimated current period charge, using the Company's previous practice of recognizing expense as claims were paid, would have been approximately $127,000 before tax effects. Accrued postretirement benefit cost is included in other liabilities on the balance sheet.

         The periodic postretirement benefit cost for the year ended March 31, 1994, included the following components:

Service cost (benefits earned during the year)  . . . . . . . . . . . . . . . . . . . . . .     $    124,000
Interest cost on projected postretirement benefit obligation  . . . . . . . . . . . . . . .          196,000
Amortization of transition obligation . . . . . . . . . . . . . . . . . . . . . . . . . . .          123,000
                                                                                                ------------
     Total periodic postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . .     $    443,000
                                                                                                ============




         The funded status and accrued postretirement benefit cost on March 31, 1994 are as follows:

Accumulated postretirement benefit obligation:

     Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (893,000)

     Fully eligible plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . .         (295,000)
     Other active plan participants . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,149,000)
                                                                                                ------------
Accumulated postretirement benefit obligation . . . . . . . . . . . . . . . . . . . . . . .       (2,337,000)
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --
                                                                                                ------------

Accumulated postretirement benefit obligation in excess of plan assets  . . . . . . . . . .       (2,337,000)
Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           94,000
Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,927,000
                                                                                                ------------
Accrued postretirement benefit cost . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (316,000)
                                                                                                ============


         The assumptions used in accounting for the plan in 1994 were a 14% health care cost trend rate for substantially all participants (decreasing 1% each year to 10% in the year 1998 and then decreasing 0.5% each year to 6% in the year 2006 and beyond) and an 8% discount rate. As of March 31, 1994, the discount rate used to measure the accumulated postretirement benefit obligation was changed to 7.5%. A 1% increase in the health care trend rate would increase the accumulated postretirement benefit obligation by 14.2% at year end 1994 and the net periodic cost by 22.8% for the year.

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


                                                     OPERATING                      DEPRECIATION/
                               FISCAL                  PROFIT         CAPITAL       AMORTIZATION   IDENTIFIABLE
                                YEAR      SALES      (LOSS)(1)    EXPENDITURES(2)    EXPENSE(2)       ASSETS
                               ------  -----------  ----------   ---------------   -------------   ------------
Industrial Products . . . .     1994   $66,436,000   $9,165,000       2,519,000       $2,461,000     48,187,000
                                1993    36,955,000    7,341,000       1,784,000        1,122,000     24,273,000
                                1992    35,322,000    6,996,000       1,339,000          956,000     25,168,000

Aerospace Products  . . . .     1994   $54,071,000   $8,113,000       1,862,000       $1,552,000     51,936,000
                                1993    58,958,000    8,540,000       2,993,000        1,826,000     54,405,000
                                1992    54,945,000        5,000         794,000        1,810,000     52,834,000
- - ---------------------------------------------------------------------------------------------------------------

Total Segments  . . . . . .     1994   120,507,000   17,278,000       4,381,000        4,013,000    100,123,000
                                1993    95,913,000   15,881,000       4,777,000        2,948,000     78,678,000
                                1992    90,267,000    7,001,000       2,133,000        2,766,000     78,002,000

Corporate . . . . . . . . .     1994         --      (5,791,000)         57,000          282,000     25,734,000
                                1993         --      (9,301,000)(3)      97,000          227,000     19,085,000
                                1992         --      (6,058,000)         37,000           64,000     26,903,000

Corporate Interest and Other
  Income  . . . . . . . . .     1994         --         839,000           --               --             --
                                1993         --         635,000           --               --             --
                                1992         --         317,000           --               --             --

Interest Expense  . . . . .     1994         --      (1,556,000)          --               --             --
                                1993         --        (696,000)          --               --             --
                                1992         --      (2,239,000)          --               --             --

Consolidated  . . . . . . .     1994   120,507,000   10,770,000       4,438,000        4,295,000    125,857,000
                                1993    95,913,000    6,519,000       4,874,000        3,175,000     97,763,000
                                1992    90,267,000     (979,000)      2,170,000        2,830,000    104,905,000
===============================================================================================================


(1) Operating profit represents net sales less operating expenses which include all costs and expenses related to the Company's operations in each segment. General corporate expenses and investments and other income earned at the corporate level are included in the corporate section. Interest expense is also separately reported. The amount of the "Consolidated" line represents "Income from Continuing Operations Before Income Taxes."
(2) The capital expenditures and depreciation/amortization expense from discontinued operations are excluded from the above schedule.
(3) Corporate operating profit in 1993 includes a pre-tax charge of $3,613,000 for estimated future environmental site remediation costs.

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


12. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share amounts)

                                            FIRST       SECOND        THIRD       FOURTH
                                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                                           -------      -------      -------      -------        ------
1994
- - ----

Total Revenues  . . . . . . . . . .        24,006       $29,207      $33,525      $34,801      $121,539
Gross Profit  . . . . . . . . . . .         7,279         8,406        9,834       10,698        36,217
Income from Continuing Operations .         1,653         1,530        1,982        1,703         6,868
Income (loss) from Discontinued              (139)         (299)        (377)         831            16
Operations  . . . . . . . . . . . .
Net Income  . . . . . . . . . . . .         1,514         1,231        1,605        2,534         6,884
Earnings (Loss) Per Share:
  Income from Continuing Operations        $ 0.32       $  0.30      $  0.39      $  0.33      $   1.34
  Income (loss) from Discontinued           (0.03)        (0.06)       (0.07)        0.16           --
Operations  . . . . . . . . . . . .
  Net Income  . . . . . . . . . . .        $ 0.30(a)    $  0.24      $  0.31(a)   $  0.49      $   1.34

1993
- - ----
Total Revenues  . . . . . . . . . .        23,127       $22,336      $23,952      $27,317      $ 96,732
Gross Profit  . . . . . . . . . . .         6,750         6,363        7,150        9,211        29,474

Income from Continuing Operations .         1,265           957        1,469        1,503         5,194
Income (loss) from Discontinued               150            45         (172)         (84)          (61)
Operations  . . . . . . . . . . . .
Net Income  . . . . . . . . . . . .         1,415         1,002        1,297        1,419         5,133

Earnings (Loss) Per Share:
  Income from Continuing Operations        $ 0.25       $  0.19      $  0.29      $  0.29      $   1.02
  Income (loss) from Discontinued
    Operations  . . . . . . . . . .          0.03          0.01        (0.03)       (0.02)        (0.01)
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

                          TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE I

       CONSOLIDATED MARKETABLE SECURITIES AND OTHER SECURITY INVESTMENTS

       FOR YEARS ENDED MARCH 31, 1994, MARCH 31, 1993 AND MARCH 31, 1992



DESCRIPTION
- - -----------

                                    NUMBER OF                                               BALANCE SHEET
1994                               SHARES HELD           COST           MARKET VALUE       CARRYING AMOUNT
- - ----                               -----------           ----           ------------       ---------------
MACE SECURITY INTERNATIONAL
COMMON STOCK  . . . . . . . .        465,000        $     3,371,000    $     1,802,000    $       1,802,000

1993
- - ----

  --                                    --                     --                 --                   --

1992
- - ----


  --                                    --                     --                 --                   --

                          TRANSTECHNOLOGY CORPORATION

                                 SCHEDULE VIII

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

       For Years Ended March 31, 1994, March 31, 1993 and March 31, 1992


                       BALANCE AT         CHARGED TO         CHARGED TO                              BALANCE
                       BEGINNING OF       COSTS AND          OTHER                                   AT END
DESCRIPTION            PERIOD             EXPENSES           ACCOUNTS(A)        DEDUCTIONS(B)        OF PERIOD
- - -----------            ------------       ----------         -----------        -------------        ---------
1994
- - ----

Allowances for
doubtful accounts
and sales returns         $318,000          $102,000            $72,000           $221,000            $271,000

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

                          TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE X

            CONSOLIDATED SUPPLEMENTARY INCOME STATEMENT INFORMATION

       FOR YEARS ENDED MARCH 31, 1994, MARCH 31, 1993 AND MARCH 31, 1992


The amounts summarized below were charged to costs and expenses:

                                 1994                    1993                    1992
                                 ----                    ----                    ----
Maintenance and
Repairs                      $2,352,000              $1,631,000              $1,819,000

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of the Company are as follows:

NAME                              TITLE
- - ----                              -----
Michael J. Berthelot              Chairman of the Board of Directors, President and Chief Executive Officer
Patrick K. Bolger                 Executive Vice President, Chief Operating Officer and Director
Chandler J. Moisen                Senior Vice President, Treasurer and Chief Financial Officer
Valentina Doss                    Vice President, General Counsel and Secretary
Walter Belleville                 Director
H.  Gary Carlson                  Director
Thomas V. Chema                   Director
George S. Hofmeister              Director
James A. Lawrence                 Director
Richard Mascuch                   Director

MR. BERTHELOT, 44, has been a director of the Company since January 1991. In September 1991, he became Vice Chairman of the Company's Board of Directors and on January 1, 1992, he became acting President and Chief Executive Officer of the Company. From July to September 1992, Mr. Berthelot was removed from his Vice Chairman, acting President and Chief Executive Officer positions. In October 1992, Mr. Berthelot became the Company's Chairman of the Board of Directors, President and Chief Executive Officer. Since September 1981, Mr. Berthelot has been Chief Executive Officer of Canterbury Holdings Corporation ("Canterbury"), a private investment company, and, from 1989 to 1992, he was a partner in the certified public accounting/management consulting firm of Barnes, Wendling, Cook & O'Conner, Inc. Mr. Berthelot is also a director of EWI, Inc., a manufacturer of automotive parts.

MR. BOLGER, 59, joined the Company as Group Vice President--Aerospace Products in January 1990 and became Executive Vice President, Chief Operating Officer and a director in October 1992. From August to October 1992, Mr. Bolger served as one of three executive officers in the Company's Office of the President. From 1988 to December 1989, Mr. Bolger operated several small businesses as a private investor and consultant. From 1982 to 1988, Mr. Bolger was Group Vice President of the Hamilton Standard Division of United Technologies, which manufactures control systems for the aerospace industry.

Mr. MOISEN, 60, has served as Vice President, Treasurer and Chief Financial Officer of the Company since August 1991 and as Senior Vice President since October 1992. From August to October 1992 Mr. Moisen served as one of three executive officers in the Company's Office of the President. From 1989 to 1991, Mr. Moisen served as Senior Vice President and Chief Financial Officer of G-Tech Corp., a computer hardware and software manufacturer.

Mrs. DOSS, 43, served the Company as Vice President of Administration from August 1991 to September 1993, as Vice President and General Counsel since September 1993 and as Secretary since December 1991. Prior to that time Mrs. Doss served as the Company's Senior Counsel and Assistant Secretary since 1988 and as Associate Legal Counsel from 1983 to 1988.

MR. BELLEVILLE, 67, has been a director of the Company since June 1992. From 1983 to the present, Mr. Belleville has been Chief Executive Officer and Chairman of the Board of ATI Machinery, Inc., the largest Caterpillar tractor rental and leasing company in the western United States. Additionally, since 1985 he has been Chairman of the Board of Sav-Trac of Arizona, Inc., a heavy equipment repair facility, President of Happy Horizons, Inc., an aircraft brokerage firm, and President of Pacific Plus, Inc., a consulting firm specializing in turnarounds of troubled companies.

DR. CARLSON, 58, is a consultant specializing in business formations and turnarounds and is currently the President and a director of GATH Industries, Inc., which provides consulting services to the Company, as well as other clients, in areas of operations and manufacturing. During fiscal 1994 the Company paid $272,000 to GATH Industries, Inc. for such consulting services. From 1987 until he sold the business in 1991, Dr. Carlson was the Chairman, President, and Chief Executive Officer of Interconnection Products Incorporated, a privately-held electronic connector company.

MR. CHEMA, 46, has been a partner in the law firm of Arter & Hadden since 1989, specializing in energy and telecommunications consulting. Since January 1990, he has served as Chairman of the Ohio Building authority, an independent state agency that annually issues approximately $150 million of bonds and is responsible for financing and operating state office buildings and other facilities for the State of Ohio. Since May 1990, Mr. Chema has served as Executive Director of the Gateway Economic Development Corporation of Greater Cleveland, a not-for-profit corporation chartered to build a baseball stadium and arena in downtown Cleveland. From January 1985 through April 1989, Mr. Chema served as Chairman and Chief Executive Officer of the Public Utilities Commission of Ohio, a state agency responsible for regulating investor-owned utilities and transportation companies in Ohio.

MR. HOFMEISTER, 42, presently is Chairman of the Board and Chief Executive Officer of EWI, Inc., a position he has held since April 1991. From November 1989 to present, Mr. Hofmeister has been Chairman of the Board and Chief Executive Officer of American Metals Industries, Inc., a metal working business that is no longer operating. From 1987 through 1989, Mr. Hofmeister was Chairman and Chief Executive Officer of Alliance Machine, which designs and builds steel mill equipment. In 1990, American Metals Industries, Inc. acquired American Tube & Wire Fabricators, Inc., which manufactured automotive parts through a secured party private sale, and Mr. Hofmeister became President of the subsidiary. In 1991, American Tube & Wire Fabricators, Inc. filed a petition for bankruptcy under Chapter 7 of the Bankruptcy Act and subsequently dissolved. In February 1993, American Metals Industries, Inc. sold a subsidiary, Transue & Williams Stamping Co., of which Mr. Hofmeister was an executive officer prior to the sale. Shortly following the sale, the new owners caused Transue & Williams Stamping Co. to file a petition for reorganization under Chapter 11 of the Bankruptcy Code.

MR. LAWRENCE, 41, is President of the Asia/Middle East/Africa Group of Pepsi-Cola International, the unit of Pepsico responsible for soft drink operations outside North America. From 1992 to 1993 he served as an Executive Vice President of Pepsi-Cola International. From 1983 to 1992, Mr. Lawrence was a partner of The LEK Partnership, a general partnership organized in England to provide management consulting and merger and acquisition advisory services. From 1986 to 1992, he was also the Chairman of LEK Consulting Inc., the United States operating subsidiary of the partnership. Mr. Lawrence has held directorships with Continental Airline Holdings, Inc. (the parent company of Continental Airlines) from 1990 to 1993, Fuqua Industries from 1991 to 1992, and Equivest Inc. (formerly Realty South Investors) from 1991 to 1992. Since 1993, he continues to serve on the Boards of American Re-Insurance Corporation and the reorganized Transworld Airlines.

MR. MASCUCH, 74, has been a Director of the Company since the Company's 1982 merger with Breeze Corporations, Inc., where Mr. Mascuch served as President and a director. Mr. Mascuch has been a private investor for at least the past five years.


ITEM  11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended March 31, 1994, 1993 and 1992, of those persons who were, at March 31, 1994 (i) the chief executive officer and (ii) the other executive officers of the Company who received in excess of $100,000 in total annual salary and bonus for fiscal 1994. During each fiscal year in the three year period ended March 31, 1994, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of such executive officer's annual salary and bonus.

SUMMARY COMPENSATION TABLE


                                                                                          LONG TERM
                                                                                        COMPENSATION
                                                                                        ------------
                                          ANNUAL COMPENSATION                              AWARDS
                                          -------------------                              ------
                                                                            RESTRICTED    SECURITIES    PAYOUTS
                                                               OTHER ANNUAL    STOCK      UNDERLYING    -------   ALL OTHER
            NAME AND                      SALARY     BONUS     COMPENSATION    AWARDS      OPTIONS        LTIP   COMPENSATION
       PRINCIPAL POSITION         YEAR    (1)($)    (2)($)      (3)(4)($)      (5)(#)        (#)         PAYOUTS   (4)(6)($)
       ------------------         ----    ------    ------      ---------      ------      -------     ----------  ---------
Michael J. Berthelot            1994     295,000   137,088       41,931             --      60,000         --        20,824
  President and Chief           1993     212,308   194,800           --             --          --         --         2,832
  Executive Officer             1992     102,105        --           --             --          --         --            --

Patrick K. Bolger               1994     185,000    91,392       28,337          2,127      40,000         --        14,242
  Executive Vice                1993     175,573    81,581           --             --          --         --        11,539
  President and Chief           1992     158,144        --           --             --       2,265         --            --
  Operating Officer

Chandler J. Moisen              1994     175,000    78,872       30,334          2,127      15,000         --        13,796
  Senior Vice President         1993     167,212    80,858           --             --          --         --       252,890(7)
  and Chief Financial           1992      95,059        --           --             --      10,000         --            --
  Officer

Valentina Doss                  1994     110,800    41,521       16,078          1,509       7,500         --        8,273
  Vice President,               1993      98,339    55,287           --             --          --         --       79,993(8)
  General Counsel and           1992      84,488        --           --             --      11,568         --           --
  Secretary

(1) Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the Company's 401(K) plan.

(2) Represents payments made to executive officers pursuant to the Company's Incentive Compensation Plan.

(3) Fiscal 1994 amounts represent (i) fair market value on date of award of unrestricted stock awards and (ii) dividends paid on restricted stock not yet vested.

(4) In accordance with the transitional provisions of the new executive compensation disclosure rules adopted by the Securities and Exchange Commission, amounts of Other Annual Compensation and All Other Compensation for fiscal year 1992 are excluded from this table.

(5) An aggregate of 10,025 shares of restricted shares were held for the benefit of the executive officers at fiscal year-end. Such shares vest in annual increments of one-third each year. The executive officer receives dividends on issued but unvested shares.

(6) These amounts include the Company's contributions to the Retirement Savings Plan and insurance premiums paid by the Company under the Company's group benefits plan.

(7) The amount includes relocation expenses of $245,538 paid on behalf of Mr. Moisen.

(8) The amount includes relocation expenses of $73,407 paid on behalf of Ms. Doss.


INCENTIVE PLANS

The Fiscal Year 1994 Incentive Compensation Plan (the "Incentive Compensation Plan") provides for the award of cash bonuses from profits based upon operating results. Results are measured by a wide range of goals which must be met, including goals for operating income, return on investment, individual strategic and/or operational issues, cash flow and annual income growth. The stock feature of the Incentive Compensation Plan provides for the award of restricted stock and stock options to corporate officers, division presidents and other key personnel. The number of restricted shares awarded is equal to shares that could be purchased at $9.625 per share (the closing price of the stock on the date the Board of Directors approved the Plan) with 25% of the cash bonus pool. Voting and dividend rights vest immediately. Restrictions on sale lapse over three years in annual one-third increments. Shares for which restrictions have not yet expired are forfeited upon termination of employment. Stock options are awarded at an exercise price equal to the fair market value of the shares on the date of grant. Options become exercisable in annual equal installments over three years and expire five years after grant date. Both restricted stock and stock options are awarded pursuant to the 1992 Long Term Incentive Plan, which provides the mechanism for awarding various kinds of stock based awards.

RETIREMENT PLANS

The Company maintains three retirement plans covering substantially all active employees, two of which are defined contribution plans and one of which is a defined benefit plan. The TransTechnology Corporation Retirement Savings Plan (the "Retirement Savings Plan"), a defined contribution plan under Section 401(k) of the Internal Revenue Code, covers non-union employees who have been employed by the Company for more than one year. Approximately 551 employees participate in the Retirement Savings Plan. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and taxation of up to 15% of their compensation by contributing such compensation to the plan. The Company contributes a minimum of 3% and a maximum of 6% of employees' compensation to the Retirement Savings Plan, depending on the level of contribution by each employee. The other two plans cover approximately 311 members of collective bargaining units.

EXECUTIVE LIFE INSURANCE PLAN

The Company maintains life insurance policies for its executive officers which supplement the group life policies available to all salaried employees.

STOCK OPTIONS

The following table sets forth information concerning options granted to those persons who were the chief executive officer and the other executive officers of the Company during fiscal 1994.

                        OPTION/SAR GRANTS IN FISCAL 1994

                                                                                                      POTENTIAL REALIZABLE
                                                                                                        VALUE OF ASSUMED
                                                                                                         ANNUAL RATES OF
                                                                                                           STOCK PRICE
                                                                                                        APPRECIATION FOR
                                   INDIVIDUAL GRANTS                                                       OPTION TERM
                                   -----------------                                                       -----------
                                                          % OF
                                                         TOTAL
                                                        OPTIONS/
                                                          SARS         EXERCISE
                                       OPTIONS/        GRANTED TO       OR BASE
                                         SARS          EMPLOYEES         PRICE
                                        GRANTED        IN FISCAL         $ PER      EXPIRATION
         NAME                           (#)(1)            YEAR           SHARE         DATE           5%($)          10%($)
         ----                           ------            ----           -----         ----           -----          ------
Michael J. Berthelot                      60,000              42         9.6250        5-28-98         159,553        352,570
Patrick K. Bolger                         40,000              28         9.6250        5-28-98         106,368        235,046
Chandler J. Moisen                        15,000              11         9.6250        5-28-98          39,888         88,142
Valentina Doss                             7,500               5         9.6250        5-28-98          19,944         44,071

(1) Amounts shown represent stock options only. No stock appreciation rights (SARs) were awarded.

The following table summarizes option exercises during fiscal 1994 and the total number and value of exercisable and unexercisable stock options held by each of the named executive officers on March 31, 1994, the last day of fiscal 1994:

                                AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1994
                                      AND FISCAL YEAR-END OPTION VALUES



                                                                                                 VALUE OF
                                                                        NUMBER OF              UNEXERCISED
                                                                       UNEXERCISED             IN-THE-MONEY
                                                                         OPTIONS                 OPTIONS
                                                                       AT FY-END(#)            AT FY-END($)
                                  SHARES                               ------------            ------------
                               ACQUIRED ON         VALUE               EXERCISABLE/            EXERCISABLE/
         NAME                   EXERCISED         REALIZED            UNEXERCISABLE           UNEXERCISABLE
         ----                   ---------         --------            -------------           -------------
Michael J. Berthelot                    --               --              0/60,000            0/345,000
Patrick K. Bolger                       --               --            3,835/44,915          16,485/228,780
Chandler J. Moisen                   3,333           13,732              0/18,334            0/112,505
Valentina Doss                       4,867           28,174              0/11,357            0/80,167

The following table sets forth information concerning long-term incentive plan awards in the form of restricted stock awarded during fiscal 1994 to the chief executive officer and the other executive officers of the Company.


               LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL 1994(1)

                                                                                                 PERFORMANCE
                                                                              NUMBER OF           OR OTHER
                                                                            SHARES, UNITS       PERIOD UNTIL
                                                                               OR OTHER          MATURATION
         NAME                                                                 RIGHTS(#)          OR PAYOUT
         ----                                                                 ---------          ---------
Michael J. Berthelot                                                              4,870              3 years
Patrick K. Bolger                                                                 3,247              3 years
Chandler J. Moisen                                                                2,923              3 years
Valentina Doss                                                                    1,462              3 years

(1) Restricted stock awards are calculated based upon a cash bonus pool, which is itself based upon annual profit. The number of restricted shares awarded is equal to shares that could be purchased at $9.625 (the closing price of the stock on the date of the award) with 25% of the cash bonus pool, which is described above.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of June 6, 1994 (except as set forth in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director of the Company, individually, (iii) each executive officer of the Company, individually, and
(iv) all directors and executive officers as a group:

                                                                        NUMBER OF                 PERCENTAGE
                                                                        SHARES OF                  OF COMMON
               NAME                                                  COMMON STOCK(1)               STOCK(1)
               ----                                                  ---------------               --------
Arch C. Scurlock
  c/o Research Industries, Incorporated
  123 North Pitt Street
  Alexandria, Virginia 22314                                             1,146,740(2)                   22.0

Heine Securities Corporation
  51 J.F.K.  Parkway
  Short Hills, New Jersey 07078                                            305,800(3)                    5.9

Dimensional Fund Advisors Inc.
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401                                           295,600(4)                    5.7

FMR Corp.
  82 Devonshire Street
  Boston, Massachusetts 02109                                              476,800(5)                    9.1

Michael J. Berthelot                                                       308,098(6)                    6.0
Patrick K. Bolger                                                           26,970(7)                      *
Chandler J. Moisen                                                          27,389(8)                      *
Valentina Doss   6,456(9)                                                        *
Walter Belleville                                                            2,000                         *
Richard Mascuch  22,272                                                          *
George S. Hofmeister                                                        21,000                         *
Thomas V. Chema  714                                                             *
H.  Gary Carlson                                                             2,850                         *
James A. Lawrence                                                           25,200                         *
Directors and executive officers as a group
  (10 persons)                                                             442,949(10)                   8.5

*  Less than 1%.

 (1) Except as set forth in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of capital stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

 (2) Includes 1,100,000 shares of Common Stock owned by Research Industries, Incorporated of which Dr. Scurlock owns 95% of the outstanding shares of stock.

 (3) According to a February 9, 1994 filing on Schedule 13G with the Securities and Exchange Commission, Heine Securities Corporation and Michael F. Price exercise voting control and dispositive power over all 305,800 shares. Heine Securities Corporation is a registered investment advisor and Mr. Price is its President.

 (4) Based on a February 9, 1994 filing on Schedule 13G with the Securities and Exchange Commission, the Dimensional Fund Advisors Inc. ("Dimensional") owned this amount of shares of Common Stock as of February 9, 1994. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of this amount of shares of Common Stock at such date, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, the DFA Investment Trust Company, a registered open-end investment company, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of such shares.

 (5) Based on information supplied by FMR Corp. as of February 14, 1994. Includes 362,400 shares deemed to be beneficially owned by Fidelity Management & Research Company, which shares are held in portfolios of companies for which Fidelity Management & Research Company serves as investment advisor. Also includes 114,400 shares deemed to be beneficially owned by Fidelity Management Trust Company as a result of serving as trustee or managing agent for various private investment accounts, primarily employee benefit plans. FMR Corp. has, through these corporations, sole dispositive power with respect to all 476,800 shares and sole voting power with respect to such 114,400 shares.

 (6) Includes 19,998 shares issuable with respect to options exercisable within 60 days of June 6, 1994.

 (7) Includes 18,247 shares issuable with respect to options exercisable within 60 days of June 6, 1994.

 (8) Includes 8,334 shares issuable with respect to options exercisable within 60 days of June 6, 1994.

 (9) Includes 3,023 shares issuable with respect to options exercisable within 60 days of June 6, 1994.

(10) Includes 49,602 shares issuable with respect to options exercisable within 60 days of June 6, 1994.


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 10 above for a description of consulting services provided by Dr. Carlson.

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


Date:  August 8, 1994


                                       TRANSTECHNOLOGY CORPORATION




                                       By:  /s/Valentina Doss
                                            -----------------------------------
                                              Valentina Doss,
                                              Vice President, General Counsel
                                              and Secretary

                               INDEX TO EXHIBITS

                                                                                                                     Page
                                                                                                                  Sequentially
                                                                                                                    Numbered
                                                                                                                  ------------

3.1      Certificate of Incorporation of the Company.(1)

3.2      Bylaws of the Company.(2)

10.1     1982 Stock Option Plan of the Company, as amended.(3)

10.2     Form of Incentive Stock Option Agreement used under the Company's 1982 Stock
         Option Plan.(4)

10.3     Form of Nonqualified Stock Option Agreement used under the Company's 1982 Stock
         Option Plan.(4)

10.4     1992 Long Term Incentive Plan of the Company.(5)

10.5     Indemnification Agreement dated February 11, 1987 between the Company and each of its officers and directors.(6)

10.6     Executive Life Insurance Plan.(7)

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

10.10    Letter Agreement and General Release dated June 27, 1991 between Paul
         Grosher and the Company.(11)

10.11    Amended Compensation Agreement dated April 2, 1993 between Arch Scurlock and the Company.(12)

10.12 Amended Compensation Agreement dated April 2, 1993 between John H. Grover and the Company.(12)

10.13    Severance and Consulting Agreement dated December 12, 1991 between Ralph
         Hutchins and the Company.(10)

10.14    Third Amendment to Revolving Loan and Security Agreement dated August 2, 1993 between the Company and National Canada Finance Corp.(13)

10.15    Form of Restricted Stock Award Agreement used under the Company's 1992 Long Term
         Incentive Plan.(13)

21.1     List of Subsidiaries of the Company.(13)

23.1     Independent Auditor's Consent.

- - ----------------------
(1) Incorporated by reference from the Company's Form 8-A Registration Statement No. 2-85599 dated February 9, 1987.

(2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 27, 1992.

                                                                                                              Page
                                                                                                           Sequentially
                                                                                                             Numbered
                                                                                                           ------------
(3)      Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1983.

(4)      Incorporated by reference from the Company's Post-Effective Amendment
         No. 1 to Form S-8 Registration Statement No. 33-19390.

(5) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 33-59546 dated March 15, 1993.

(6)      Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1987.

(7)      Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1989.

(8)      Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1991.

(9)      Incorporated by reference from the Company's Quarterly Report on Form
         10-Q for the Quarter ended December 27, 1992.

(10)     Incorporated by reference from the Company's Quarterly Report on Form
         10-Q for the Quarter ended December 29, 1991.

(11)     Incorporated by reference from the Company's Quarterly Report on Form
         10-Q for the Quarter ended September 29, 1991.

(12)     Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1993.

(13)     Incorporated by reference from the Company's Annual Report on Form
         10-K for the Fiscal Year ended March 31, 1994.