Form 10-Q
period 1994-06-26
TRANSTECHNOLOGY CORP
filed 1994-08-09
CIK 99359

                                  FORM 10-Q
                       --------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 26, 1994

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                        Commission file number 1-7872

                       --------------------------------

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


                As of August 1, 1994, the total number of outstanding shares of registrant's one class of common stock was 5,217,127

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX

PART I.   Financial Information                                                                         Page No.
          ---------------------                                                                         --------
  Item 1.           Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
  -------
                    Statements of Consolidated Operations--
                    Three Month Periods Ended June 26, 1994
                    and June 27, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                    Consolidated Balance Sheets--
                    June 26, 1994 and March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                    Statements of Consolidated Cash Flow--
                    Three Months Ended June 26, 1994 and
                    June 27, 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                    Statements of Consolidated Stockholders' Equity--
                    Three Months Ended June 26, 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .   7


  Item 2.           Management's Discussion and Analysis of Results
  -------             of Operations and Financial Condition   . . . . . . . . . . . . . . . . . . . . . . 8-12


PART II.    Other Information
            -----------------

  Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  13
  -------


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

EXHIBIT 10  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14-19

EXHIBIT 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                        PART I.    FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended June 26, 1994 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1994.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED

                  (In Thousands of Dollars Except Share Data)


                                                                            Three Months Ended
                                                                 -----------------------------------------
                                                                      6/26/94                 6/27/93
                                                                 -----------------        ----------------
Total Revenue . . . . . . . . . . . . . . . . . . . . .          $          29,325        $         24,006
Cost of Sales . . . . . . . . . . . . . . . . . . . . . .                   22,031                  16,727
                                                                 -----------------        ----------------
Gross Profit  . . . . . . . . . . . . . . . . . . . . . .                    7,294                   7,279
                                                                 -----------------        ----------------

General, Administrative and Selling
  Expenses  . . . . . . . . . . . . . . . . . . . . . . .                    5,141                   4,475
Interest Expense  . . . . . . . . . . . . . . . . . . . .                      563                     162
                                                                 -----------------        ----------------

Total General, Administrative, Selling
  and Interest Expenses . . . . . . . . . . . . . . . . .                    5,704                   4,637
                                                                 -----------------        ----------------

Income from Continuing Operations
  before Income Taxes . . . . . . . . . . . . . . . . . .                    1,590                   2,642
Income Taxes  . . . . . . . . . . . . . . . . . . . . . .                      561                     989
                                                                 -----------------        ----------------
Income from Continuing Operations . . . . . . . . . . . .                    1,029                   1,653


Discontinued Operations:

Loss from Operations (net of applicable tax benefits of
  $80,000 for the quarter ended 6/27/93)  . . . . . . . .                     --                      (139)

Gain from Disposal (includes a tax provision of $29,000
  for the quarter ended 6/26/94)  . . . . . . . . . . .                         43                    --
                                                                 -----------------        ----------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . .        $           1,072        $          1,514
                                                                 =================        ================

Earnings per Share:  (Note 1)
  Income from Continuing Operations . . . . . . . . . . .        $            0.20        $           0.32
  Income (Loss) from Discontinued Operations  . . . . . .                     0.01                   (0.03)
                                                                 -----------------        ----------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . .        $            0.21        $           0.30 (a)
                                                                 =================        ================

Number of Shares Used in Computation
  of Per Share Information  . . . . . . . . . . . . . . .                5,186,000               5,122,000


  (a) Per share amounts do not always add because the figures are required to be independently calculated.

See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)


                                                                                    UNAUDITED
                                                                                     6/26/94         3/31/94
                                                                                   -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . .    $     1,656     $     3,027

 Accounts receivable:
   United States Government . . . . . . . . . . . . . . . . . . . . . . . . . .          2,686           2,815
   Commercial (net of allowance for doubtful accounts of $263 at 6/26/94
        and $271 at 3/31/94)  . . . . . . . . . . . . . . . . . . . . . . . . .         18,300          19,500
 Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,814           2,814
 Inventories    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         35,584          35,786
 Prepaid expenses and other current assets    . . . . . . . . . . . . . . . . .          2,638           2,932
 Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,253           4,253
 Net assets of discontinued businesses    . . . . . . . . . . . . . . . . . . .          4,320           4,309
                                                                                   -----------     -----------
   Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .         72,251          75,436
Property:
 Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,223           5,223
 Buildings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,650          15,657
 Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .         33,564          32,611
 Furniture and fixtures   . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,081           4,050
 Leasehold improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . .            671             671
                                                                                   -----------     -----------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,189          58,212
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . . .         22,931          22,204
                                                                                   -----------     -----------
   Property-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         36,258          36,008
Other assets:
 Notes receivable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,912           4,061
 Costs in excess of net assets of acquired businesses (net of accumulated
   amortization: June 26, 1994, $2,488;  March 31, 1994, $2,423)  . . . . . . .          3,052           3,117
 Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,140           7,235
                                                                                   -----------     -----------
   Total other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,104          14,413
                                                                                   -----------     -----------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   123,613     $   125,857
                                                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt    . . . . . . . . . . . . . . . . . . . . .    $     1,480     $     1,479
 Accounts payable-trade   . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,100           7,489
 Accrued compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,608           4,570
 Accrued income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,273             943
 Other current liabilities    . . . . . . . . . . . . . . . . . . . . . . . . .          5,524           7,109
                                                                                   -----------     -----------
   Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . .         18,985          21,590
                                                                                   -----------     -----------
Long-term debt payable to banks and others  . . . . . . . . . . . . . . . . . .         33,158          33,168
                                                                                   -----------     -----------
Other long-term liabilities   . . . . . . . . . . . . . . . . . . . . . . . . .          5,551           5,146
                                                                                   -----------     -----------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares; none issued  . . . . . . . . . . .          --              --
 Common stock-authorized, 14,700,000 shares of $.01 par value; issued,
   5,134,104 at June 26, 1994, and 5,189,104 at March 31, 1994  . . . . . . . .             51              52
 Additional paid-in capital   . . . . . . . . . . . . . . . . . . . . . . . . .         45,283          45,283
 Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         22,947          22,186
 Other stockholders' equity   . . . . . . . . . . . . . . . . . . . . . . . . .         (2,362)         (1,568)
                                                                                   -----------     -----------
   Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .         65,919          65,953
                                                                                   -----------     -----------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   123,613     $   125,857
                                                                                   ===========     ===========

See accompanying notes to unaudited consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   UNAUDITED

                           (In Thousands of Dollars)


                                                                                 THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                            6/26/94               6/27/93
                                                                         --------------        -------------
Cash Flows from Operating Activities:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $        1,072        $       1,514
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization  . . . . . . . . . . . . . . . . . .               1,311                1,025
 Provision for losses on accounts receivable  . . . . . . . . . . .                  15                   18
 Loss (gain) on sale or disposal of fixed assets    . . . . . . . .                   8                   (3)
 Change in assets and liabilities (net of the effect of purchases of businesses):
   Decrease in accounts receivable  . . . . . . . . . . . . . . . .               1,314                1,295
   Decrease (increase) in inventories . . . . . . . . . . . . . . .                 202               (1,119)
   Increase in net assets of discontinued operations  . . . . . . .                 (11)                (724)
   Increase in prepaid and other assets . . . . . . . . . . . . . .                (800)                (474)
   Decrease in accounts payable . . . . . . . . . . . . . . . . . .                (389)                (849)
   Decrease in accrued compensation . . . . . . . . . . . . . . . .                (962)                (955)
   Decrease in other liabilities  . . . . . . . . . . . . . . . . .              (1,180)              (1,559)
   Increase in accrued income taxes   . . . . . . . . . . . . . . .                 330                  680
                                                                         --------------        -------------
 Net cash provided by (used in) operations    . . . . . . . . . . .                 910               (1,151)
                                                                         --------------        -------------
Cash Flows from Investing Activities:
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .              (1,371)                (972)
Proceeds from the sale of fixed assets  . . . . . . . . . . . . . .                 --                     3
Decrease (increase) in notes receivable . . . . . . . . . . . . . .                 149                 (138)
                                                                         --------------        -------------
 Net cash used in investing activities  . . . . . . . . . . . . . .              (1,222)              (1,107)
                                                                         --------------        -------------
Cash Flows from Financing Activities:
Payments to acquire treasury stock  . . . . . . . . . . . . . . . .                (739)                 --
Payments on long-term debt  . . . . . . . . . . . . . . . . . . . .                  (9)              (3,306)
Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . .                 --                 4,600
Proceeds from issuance of stock under stock option plan . . . . . .                 --                     3
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .                (311)                (307)
                                                                         --------------        -------------
 Net cash (used in) provided by financing activities  . . . . . . .              (1,059)                 990
                                                                         --------------        -------------

Net Decrease in Cash and Cash Equivalents . . . . . . . . . . . . .              (1,371)              (1,268)
Cash and Cash Equivalents at Beginning of Year  . . . . . . . . . .               3,027                1,505
                                                                         --------------        -------------
Cash and Cash Equivalents at End of Period  . . . . . . . . . . . .      $        1,656        $         237
                                                                         ==============        =============

Supplemental Information:
Interest payments . . . . . . . . . . . . . . . . . . . . . . . . .      $          633        $         158
Income tax payments . . . . . . . . . . . . . . . . . . . . . . . .      $           59        $         340



See accompanying notes to unaudited consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                  (In Thousands of Dollars Except Share Data)



                                                                ADDITIONAL                       OTHER
                                                                  PAID-IN       RETAINED     STOCKHOLDERS'
FOR THE QUARTER ENDED JUNE 26, 1994      SHARES      AMOUNT       CAPITAL       EARNINGS         EQUITY         TOTAL
- - -----------------------------------     ---------   --------   ------------   ------------   -------------   -----------
Balance, March 31, 1994 . . . . . .     5,189,104   $   52     $   45,283     $     22,186   $    (1,568)    $    65,953

Net Income  . . . . . . . . . . . .          --         --             --            1,072            --           1,072

Cash dividends ($.06 per share) . .          --         --             --             (311)           --            (311)

Unrealized investment holding
  losses  . . . . . . . . . . . . .          --         --             --              --             (58)           (58)

Purchase of treasury stock  . . . .       (55,000)        (1)          --              --            (738)          (739)

Foreign translation adjustments . .          --         --             --              --               2              2
                                        ---------   --------   ------------   ------------   ------------    -----------
Balance, June 26, 1994  . . . . . .     5,134,104   $     51   $     45,283   $     22,947   $     (2,362)   $    65,919
                                        =========   ========   ============   ============   ============    ===========

See accompanying notes to consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (In Thousands of Dollars)


NOTE 1.  Earnings Per Share:

         Earnings per share are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during each period. In computing earnings per share, common stock equivalents were either anti-dilutive because of the market value of the stock or not material, and, therefore, have been excluded from the calculation.


NOTE 2.  Inventories:

         Inventories are summarized as follows:


                                                        June 26,                    March 31,
                                                          1994                        1994
                                                    ----------------             ---------------
              Finished goods                        $          5,068             $         5,057

              Work-in-process                                  7,965                       7,589

              Purchased and
              manufactured parts                              22,551                      23,140
                                                    ----------------             ---------------

                 Total inventories                  $         35,584             $        35,786
                                                    ================             ===============


NOTE 3.  Discontinued Operations:

         In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, in June 1994 the Company recorded an after-tax disposal gain of $76 thousand. This gain was partially offset by $33 thousand of after- tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal matters.

         The three-month period ended June 27, 1993 has been restated to reflect Federal Laboratories as a discontinued operation.

         Federal Laboratories' operating results for the period ended June 27, 1993 were as follows:

                                  Total revenue                                        $       750
                                                                                       ===========

                                  Loss before income taxes                             $      (219)
                                  Income tax benefit                                           (80)
                                                                                       -----------
                                     Loss from operations                              $      (139)
                                                                                       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended June 26, 1994 for fiscal year 1995 and the three-month period ended June 27, 1993 for fiscal year 1994. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the three-month period in 1995 was $29.3 million, a $5.3 million or 22% increase from the $24 million reported in the comparable period in 1994. Gross profit was $7.3 million for the three-month period in 1995, unchanged from the comparable period in 1994. Operating profit from continuing operations for the three-month period in 1995 was $2.7 million, a decrease of $1.0 million or 27% from the comparable period in 1994. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the three-month period in 1995 was $1.1 million or $0.21 per share, compared to $1.5 million or $0.30 per share for the comparable period of 1994. As further discussed below, the decreased earnings performance in 1995 resulted primarily from reduced chaff and related product sales, lower sales and margins in hoists, winches and related spare parts, lower margins on cargo hook sales, losses attendant to the start-up of Electrical Connections and Assemblies, Inc.'s business and shipments of low margin contracts by the newly acquired electrical harness product line. These earnings decreases were partially offset by the inclusion of the Palnut Fastener business and the recording of pre-tax income of $0.6 million from a favorable insurance settlement.

Interest expense increased $0.4 million for the three-month period in 1995, from $0.2 million in the comparable 1994 period, primarily as a result of increased bank borrowings used for the acquisition of the Palnut Fastener business and the Electrical Specialties harness business in the second quarter of the 1994 fiscal year.

New orders received during the 1995 period totaled $34 million, an increase of $2.2 million or 7% from 1994's comparable period. At June 26, 1994, total backlog of unfilled orders was $47.8 million compared to $48.6 million at June 27, 1993.


DISCONTINUED OPERATIONS

In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, in June 1994 the Company recorded an after-tax disposal gain of $76 thousand. This gain was partially offset by $33 thousand of after-tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal matters.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)



                                                           THREE MONTHS ENDED                               NET CHANGE
                                                -------------------------------------             -----------------------------
                                                   6/26/94                  6/27/93                    $                  %
                                                ------------             ------------             ----------             ------
 Operating Revenue:

       Industrial Products                      $     18,592             $      9,531             $    9,061               95.1
       Aerospace Products                             10,484                   14,272                 (3,788)             (26.5)
                                                ------------             ------------             ----------             ------

                 Total                          $     29,076             $     23,803             $    5,273               22.2
                                                ============             ============             ==========             ======

 Operating Profit:

       Industrial Products                      $      2,530             $      1,828             $      702               38.4

       Aerospace Products                                218                    1,913                 (1,695)             (88.6)
                                                ------------             ------------             ----------             ------

                 Total                                 2,748                    3,741                   (993)             (26.5)


 Corporate Expense                                      (595)   (a)              (937)   (b)             342               36.5


 Interest Expense                                       (563)                    (162)                  (401)            (247.5)
                                                ------------             ------------             ----------             ------

 Income from Continuing
    Operations before
    Income Taxes                                $      1,590             $      2,642             $   (1,052)             (39.8)
                                                ============             ============             ==========             ======


          a) The corporate expense segments for the three months ended June 26, 1994 has been reduced by $575 thousand for a favorable insurance settlement.

          b) The corporate expense for the three months ended June 27, 1993 has been reduced by $82 thousand to reflect an allocation made to discontinued operations.

INDUSTRIAL PRODUCTS SEGMENT

Sales for the industrial products segment were $18.6 million for the three-month period in 1995, an increase of $9.1 million, or 95% from the same period in 1994. Sales of specialty fasteners and electrical harnesses were up $8.3 million or 114% and $1.5 million or 100%, respectively, from the comparable period in 1994. The increase in specialty fastener sales was primarily due to the inclusion of operations of the Palnut fastener business in the 1995 period, new product market penetration and increased industrial and truck fastener demand, while the increase in electrical wiring harness sales was due to the inclusion of operations of the Electrical Specialties Company product line in the 1995 period. These increases were partially offset by a $0.7 million or 32% decrease in TransTechnology Systems & Services sales in the three-month period in 1995 as compared to the same period in 1994, which is largely due to reduced domestic and foreign third party maintenance contract sales.

Operating profit for the three-month period in 1995 was $2.5 million, an increase of $0.7 million or 38% from the comparable period of 1994. The increase was primarily due to the increased sales volume of specialty fasteners and electrical wiring harnesses partially offset by reduced TransTechnology Systems & Services maintenance contract sales, losses attendant to the start-up of Electrical Connections and Assemblies, Inc.'s business, and shipments of low margin contracts from the newly acquired electrical harness product line.

New orders for the three-month period in 1995 increased $10.3 million or 97% from the comparable period in 1994, primarily due to the inclusion of operations of Palnut fastener products and the electrical wiring harness product line, new product market penetration and increased industrial and truck fastener demand. These increases were partially offset by reduced TransTechnology Systems & Services maintenance contract orders.

Backlog of unfilled orders at June 26, 1994, was $16.8 million compared to $7.8 million at June 27, 1993.

AEROSPACE PRODUCTS SEGMENT

Sales of the Aerospace Products segment were $10.5 million for the three-month period in 1995, down $3.8 million or 27% from the comparable period in 1994. Sales of hoists and winches and related spare parts, chaff product, and electrical cables, conduit and connectors decreased from the 1994 period to the 1995 period by $1.9 million or 29%, $1.0 million or 41% and $0.8 million or 25%, respectively, primarily due to delays in the timing of customers placing new orders in the 1995 period. Additionally, sales of hoists and winches and related spare parts in the 1995 period were negatively impacted by pricing constraints. Tie-down sales were down $0.2 million or 47% in the 1995 period, as compared to the 1994 period, mainly due to increased competition. Cargo hook sales were relatively unchanged in the 1995 period, compared to the 1994 period.

Operating profit for the three-month period in 1995 was $0.2 million, a decrease of $1.7 million or 89% from the comparable period in 1994. The primary factors contributing to the decrease in the segment's operating profit were the reduced sales volume of hoists and winches and related spare parts, chaff product, electrical cables, conduit and connectors and tie-downs accompanied by reduced margins and increased price erosion in hoists and winches and related spare parts, cargo hooks and tie-downs.

New orders decreased for the three-month period in 1995 by $8.1 million or 38% from the comparable period in 1994. Decreases period to period were experienced by all aerospace product lines with the exception of cargo hooks and electrical conduit which were up $0.1 million or 9% and $0.3 million or 41%, respectively, primarily due to customer timing and placement of new orders. The decreases in all other aerospace product lines reflect a combination of customer timing and placement of new orders coupled with a general slowdown in the military and aerospace industries. Backlog of unfilled orders at June 26, 1994 was $31.1 million compared to $40.8 million at June 27, 1993.

Sales related to United States government contracts, which consist primarily of defense contracts and represented approximately 20% of the Company's total sales in fiscal year 1994, have been declining in recent years. Management remains concerned with the continued trend toward reductions in defense spending by the United States government. However, many of the Company's programs, as well as spare parts requirements for these programs, are expected to continue for several years, and the Company continues to pursue and is currently implementing its strategy of developing its non-defense businesses through acquisitions and refocused foreign and commercial market attention.


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 34% as of June 26, 1994, unchanged from March 31, 1994. The current ratio at June 26, 1994, stood at
3.81 compared to 3.49 at March 31, 1994. Working Capital was $53.3 million at June 26, 1994, down $0.5 million from March 31, 1994.

At June 26, 1994, the Company's debt consisted of $25 million of borrowings under a revolving bank credit line, a $9.2 million bank term loan and $0.5 million of other borrowings. The revolving bank credit line lending commitment is $35 million. This commitment will be available to the Company through September 30, 1995, and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. All fixed assets other than real property with the exception of certain real property located in Mountainside, New Jersey, are also included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at June 26, 1994 were $1.6 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus two percentage points, which the Company utilized for $25 million of its outstanding debt. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. The $9.2 million term loan is with the same lenders as the revolving credit line, is secured by the same collateral, and is due and payable on August 31, 1998. Principal payments of $360 thousand are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3 million due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate and is payable monthly.

On May 13, 1994, the Company obtained authorization from its lender to repurchase up to 200,000 shares of the Company's common stock at an aggregate price not to exceed $2.5 million. Through August 2, 1994, the Company had repurchased 80,000 shares.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the three-month period in 1995 were $1.4 million as compared with $1.0 million in the comparable period in 1994. The Company's two segments have similar cash flow requirements.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       10 Fourth Amendment to the Revolving Loan and Security Agreement dated as of January 31, 1994 among the Company, National Canada Finance Corporation and National Bank of Canada.

       11     Statement of Computation of Per Share Earnings


(b) No reports on Form 8-K were filed during the quarter ended June 26, 1994.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             TRANSTECHNOLOGY CORPORATION
                                    (Registrant)




Dated:  August 8, 1994       By:     \s\  Chandler J. Moisen
                                 -----------------------------------------
                                     CHANDLER J. MOISEN, Senior Vice President
                                     and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX


Exhibit No.                      Description
- - -----------                      -----------

    10         Fourth Amendment to the Revolving Loan and Security Agreement
                 dated as of January 31, 1994 among the Company, National Canada Finance Corporation and National Bank of Canada.

    11         Statement of Computation of Per Share Earnings