Form 10-Q
period 1994-09-25
TRANSTECHNOLOGY CORP
filed 1994-11-09
CIK 99359

                                   FORM 10-Q

                            -------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

      / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 25, 1994

                                       OR

      /   /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    ------------

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

            As of October 31, 1994, the total number of outstanding shares of registrant's one class of common stock was 5,290,065

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX

      PART I.   Financial Information                                                                  Page No.
                ---------------------                                                                  --------

        Item 1.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
        -------

                  Statements of Consolidated Operations--
                  Three and Six Month Periods Ended September 25, 1994
                  and September 26, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3

                  Consolidated Balance Sheets--
                  September 25, 1994 and March 31, 1994  . . . . . . . . . . . . . . . . . . . . . . .    4

                  Statements of Consolidated Cash Flow--
                  Six Months Ended September 25, 1994 and
                  September 26, 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

                  Statements of Consolidated Stockholders' Equity--
                  Six Months Ended September 25, 1994  . . . . . . . . . . . . . . . . . . . . . . . .    6

                  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .   7-9


        Item 2.   Management's Discussion and Analysis of Results
        -------     of Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . .  10-16


      PART II.  Other Information
                -----------------

        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .   17
        -------

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

      EXHIBIT 10.2 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18-20

      EXHIBIT 10.3 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21-26

      EXHIBIT 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27

      EXHIBIT 27 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28

                     PART I.    FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow and Statements of Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 25, 1994 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1994.





               [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)

                                                        THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  ------------------------------     -----------------------------------
                                                     9/25/94          9/26/93             9/25/94             9/26/93
                                                  ------------    --------------     ---------------      --------------
Total Revenue                                     $     28,143     $      27,160     $        55,966       $      48,617
Cost of Sales                                           20,218            19,388              40,680              34,270
                                                  ------------    --------------     ---------------      --------------
Gross Profit                                             7,925             7,772              15,286              14,347
                                                  ------------    --------------     ---------------      --------------

General, Administrative
   and Selling Expenses                                  6,165             5,306              10,664               8,990
Interest Expense                                           677               115               1,196                 465
                                                  ------------    --------------     ---------------      --------------

Total General, Administrative,
   Selling and Interest Expenses                         6,842             5,421              11,860               9,455
                                                  ------------    --------------     ---------------      --------------

Income from Continuing Operations
   before Income Taxes                                   1,083             2,351               3,426               4,892
Income Taxes                                               335               941               1,197               1,894
                                                  ------------    --------------     ---------------      --------------
Income from Continuing Operations                          748             1,410               2,229               2,998

Discontinued Operations:

Loss from Operations (net of applicable
   tax benefits of $309,000 and $610,000 for
   the quarter and six months ended 9/25/94,
   respectively, and $123,000 and $168,000
   for the quarter and six months ended
   9/26/93, respectively)                                 (400)             (179)               (852)               (253)

Loss from Disposal (net of applicable tax
   benefits of $107,000 and $78,000 for
   the quarter and six months ended
   9/25/94, respectively)                                 (151)               --                (108)                 --
                                                  ------------    --------------     ---------------      --------------

   Net Income                                     $        197    $        1,231     $         1,269      $        2,745
                                                  ============    ==============     ===============      ==============
Earnings (Loss) per Share:  (Note 1)
   Income from Continuing Operations              $       0.15    $         0.27     $          0.43      $         0.58
   Loss from Discontinued Operations                     (0.11)            (0.03)              (0.19)              (0.05)
                                                  ------------    --------------     ---------------      --------------

   Net Income                                     $       0.04    $         0.24     $          0.25 (a)  $         0.54 (a)
                                                  ============    ==============     ===============      ==============
Number of Shares Used in Computation
   of Per Share Information                          5,121,000         5,134,000           5,152,000           5,128,000

(a) Per share amounts do not always add because the figures are required to be independently calculated.

See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

                                                                                           UNAUDITED
                                                                                            9/25/94           3/31/94
                                                                                        --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                                             $          711     $       3,027
  Accounts receivable:
    United States Government                                                                     1,705             2,815
    Commercial (net of allowance for doubtful accounts of $288 at 9/25/94
      and $271 at 3/31/94)                                                                      18,567            19,500
  Notes receivable                                                                               2,844             2,814
  Inventories                                                                                   38,342            35,786
  Prepaid expenses and other current assets                                                      2,259             2,932
  Deferred income taxes                                                                          4,252             4,253
  Net assets of discontinued businesses                                                         13,566             4,309
                                                                                        --------------     -------------
    Total current assets                                                                        82,246            75,436
Property:
  Land                                                                                           3,989             5,223
  Buildings                                                                                     12,767            15,657
  Machinery and equipment                                                                       28,802            32,611
  Furniture and fixtures                                                                         3,923             4,050
  Leasehold improvements                                                                           990               671
                                                                                        --------------     -------------
    Total                                                                                       50,471            58,212
Less accumulated depreciation and amortization                                                  18,428            22,204
                                                                                        --------------     -------------
    Property-net                                                                                32,043            36,008
Other assets:
  Notes receivable                                                                               3,729             4,061
  Costs in excess of net assets of acquired businesses (net of accumulated amortization:
    September 25, 1994, $2,553;  March 31, 1994, $2,423)                                        12,546             3,117
  Other                                                                                          7,481             7,235
                                                                                        --------------     -------------
    Total other assets                                                                          23,756            14,413
                                                                                        --------------     -------------
    Total                                                                               $      138,045     $     125,857
                                                                                        ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                     $        1,480     $       1,479
  Accounts payable-trade                                                                         7,417             7,489
  Accrued compensation                                                                           2,604             4,570
  Accrued income taxes                                                                             119               943
  Other current liabilities                                                                      4,384             7,109
                                                                                        --------------     -------------
    Total current liabilities                                                                   16,004            21,590
                                                                                        --------------     -------------
Long-term debt payable to banks and others                                                      50,486            33,168
                                                                                        --------------     -------------
Other long-term liabilities                                                                      7,139             5,146
                                                                                        --------------     -------------
Stockholders' equity:
  Preferred stock-authorized, 300,000 shares;  none issued                                         --                --
  Common stock-authorized, 14,700,000 shares of $.01 par value;  issued 5,085,867
    at September 25, 1994, and 5,189,104 at March 31, 1994                                          53                52
  Additional paid-in capital                                                                    45,779            45,283
  Retained earnings                                                                             22,809            22,186
  Other stockholders' equity                                                                    (2,360)           (1,568)
                                                                                        --------------     -------------
                                                                                                66,281            65,953
  Less treasury stock, at cost (152,000 shares at 9/25/94)                                      (1,865)              --
                                                                                        --------------     -------------
    Total stockholders' equity                                                                  64,416            65,953
                                                                                        --------------     -------------
    Total                                                                               $      138,045     $     125,857
                                                                                        ==============     =============


See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                   UNAUDITED
                           (In Thousands of Dollars)


                                                                                              SIX MONTHS ENDED
                                                                                      --------------------------------
                                                                                        9/25/94              9/26/93
                                                                                      -----------         ------------
Cash Flows From Operating Activities:
Net income                                                                            $     1,269         $      2,745

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization                                                             1,926                2,116
  Provision for losses on accounts receivable                                                  36                   (4)
  Loss (gain) on sale or disposal of fixed assets                                             --                    (1)
  Change in assets and liabilities (net of the effect of purchases of businesses) :
    Decrease (increase) in accounts receivable                                              2,843                  (90)
    Decrease (increase) in inventories                                                        427                 (719)
    Increase in net assets of discontinued operations                                      (2,965)                (800)
    Decrease (increase) in prepaid and other assets                                         1,536                 (506)
    Decrease in accounts payable                                                             (133)                (313)
    Decrease in accrued compensation                                                       (2,047)                (746)
    Decrease in accrued income taxes                                                         (824)                (385)
    Decrease in other liabilities                                                          (2,573)              (1,507)
                                                                                      -----------         ------------
  Net cash used in operations                                                                (505)                (210)
                                                                                      -----------         ------------

Cash Flow from Investing Activities:
Purchase of businesses                                                                    (15,320)             (22,430)
Capital expenditures                                                                       (1,973)              (2,127)
Proceeds from the sale of fixed assets                                                         40                    1
Decrease (increase) in notes receivables                                                      302                 (304)
                                                                                      -----------         ------------
  Net cash used in investing activities                                                   (16,951)             (24,860)
                                                                                      -----------         ------------

Cash Flow from Financing Activities:
Payments to acquire treasury stock                                                         (1,865)                   -
Payments on long-term debt                                                                 (4,701)              (6,607)
Proceeds from long-term debt                                                               22,021               29,987
Proceeds from short-term debt                                                                 --                 1,201
Proceeds from issuance of stock under stock option plan                                       331                  233
Dividends paid                                                                               (646)                (616)
                                                                                      -----------         ------------
  Net cash provided by financing activities                                                15,140               24,198
                                                                                      -----------         ------------

Net Decrease in Cash and Cash Equivalents                                                  (2,316)                (872)
Cash and Cash Equivalents at Beginning of Year                                              3,027                1,505
                                                                                      -----------         ------------
Cash and Cash Equivalents at End of Period                                            $       711         $        633
                                                                                      ===========         ============

Supplemental Information:
Interest payments                                                                     $     1,341         $        479
Income tax payments                                                                   $     1,184         $      2,092

See accompanying notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                  (In Thousands of Dollars Except Share Data)




                                                                           ADDITIONAL                    OTHER
FOR THE SIX MONTHS                 COMMON STOCK        TREASURY STOCK       PAID-IN     RETAINED     STOCKHOLDERS'
 ENDED SEPTEMBER 25, 1994        SHARES    AMOUNT    SHARES    AMOUNT       CAPITAL     EARNINGS        EQUITY        TOTAL
- - -------------------------      ---------  -------   --------  ----------   ----------   ---------     ---------     ---------
Balance, March 31, 1994        5,189,104  $    52       --    $     --     $   45,283   $  22,186     $  (1,568)    $  65,953

Net Income                          --        --        --          --           --         1,269          --           1,269

Cash dividends
   ($.125 per share)                --        --        --          --           --          (646)         --            (646)

Unrealized investment
   holding losses                   --        --        --          --           --          --            (648)         (648)

Purchase of treasury stock          --        --    (152,500)     (1,865)        --          --            --          (1,865)

Issuance of stock under
   stock option plan              17,877       1        --          --            205        --            --             206

Issuance of stock under
   incentive bonus plan           31,386      --        --          --            291        --            (166)          125

Foreign translation
   adjustments                      --        --        --          --           --          --              22            22
- - -------------------------      ---------  -------   --------  ----------   ----------   ---------     ---------     ---------

Balance, September 25, 1994    5,238,367  $    53   (152,500) $   (1,865)  $   45,779   $  22,809     $  (2,360)    $  64,416
                               =========  =======   ========  ==========   ==========   =========     =========     =========



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

  NOTE 2.  Inventories:

           Inventories are summarized as follows:


                                                                  9/25/94                3/31/94
                                                                  -------                -------
                       Finished goods                          $   6,723              $    5,057


                       Work-in-process                             5,877                   7,589

                       Purchased and manufactured
                       parts                                      25,742                  23,140
                                                               ---------              ----------
                          Total inventories                    $  38,342              $   35,786
                                                               =========              ==========


  NOTE 3.  Long-term Debt Payable to Banks and Others

           In connection with the Industrial Retaining Ring Company acquisition, on September 9, 1994, the Company obtained a $15 million term loan with the same lender as the revolving credit line andsecured by the same collateral. This term loan is due and payable in equal quarterly installments of $937,500 commencing on December 31, 1995. Interest accrues at the lending bank's prime rate and is payable monthly.

  NOTE 4.  Discontinued Operations:

           In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, the Company recorded an after-tax disposal gain of $71 thousand for the six month period ended September 25, 1994. This gain was offset by $121 thousand of after-tax disposal costs, recorded for the six months ended September 25, 1994, related to other previously discontinued businesses. For the three month period ended September 25, 1994, the Company recorded $88 thousand of after-tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal and related matters.

           The three and six month periods ended September 26, 1993 have been restated to reflect Federal Laboratories as a discontinued operation.


           In September 1994, the Company discontinued its chaff and related products division. At September 25, 1994, this division was classified for financial reporting purposes as a discontinued operation. Accordingly, the results of consolidated operations at September 26, 1993, have been restated.

           The loss from disposal for the three and six months ended September 25, 1994 include a $58 thousand after-tax charge consisting primarily of estimated legal and selling costs related to disposal of the chaff product operation.


         Operating results of the discontinued business were as follows:


                                               Three Months Ended                Six Months Ended
                                             ---------------------            ----------------------
                                             9/25/94       9/26/93             9/25/94       9/26/93
                                             -------       -------            -------        -------
         Total Revenues                    $ 1,613         $ 3,703           $  3,115        $ 7,002

         Loss before income
         taxes                             $  (709)        $  (302)          $ (1,462)       $  (421)

         Income tax benefit                   (309)           (123)              (610)          (168)
                                           -------         -------           --------        -------

         Loss from operations              $  (400)        $  (179)          $   (852)       $  (253)
                                           =======         =======           ========        =======


         The loss from operations includes interest expense of $45 thousand and $89 thousand for the three months ended 9/25/94 and 9/26/93, respectively, and $75 thousand and $146 thousand for the six months ended 9/25/94 and 9/26/93, respectively.

Net assets of the discontinued businesses at September 25, 1994 and March 31, 1994 were as follows:

                                                 9/25/94          3/31/94
                                                 -------          -------
         Accounts Receivable                    $  1,351          $    25

         Inventory                                 1,767              186

         Property                                  9,495            3,203

         Other Assets                              2,137            1,198


         Liabilities                              (1,184)            (303)
                                                --------          -------
         Net Assets of
         Discontinued Businesses                $ 13,566          $ 4,309
                                                ========          =======



NOTE 5.  Acquisitions

          Effective August 31, 1994, the Company acquired Industrial Retaining Ring Company and its affiliatedcompanies for a total purchase price of $15.3 million in cash and the assumption of $219 thousand of liabilities. Industrial Retaining Ring Company manufactures retaining rings used in heavy equipment and industrial machinery.

          The following summarizes TransTechnology Corporation's combined Proforma Revenue, Net Income and Earnings per Share information as if the acquisition of Industrial Retaining Ring Company and itsaffiliated companies had occurred at the beginning of the period presented.


                                                 Six Months Ended
                                         ---------------------------------
                                         9/25/94                   9/26/93
                                         -------                   -------
             Revenue                     $59,858                   $52,751
                                         =======                   =======
             Net Income                  $ 2,271                   $ 3,623
                                         =======                   =======

             Earnings per share           $ 0.44                   $ 0.71
                                          ======                   ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three month and six month periods in this Management's Discussion refer to the three and six month periods ended September 25, 1994 for fiscal year 1995 and the three and six month periods ended September 26, 1993 for fiscal year 1994. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the six month period in 1995 was $56.0 million, an increase of $7.3 million or 13% from the comparable period in 1994. For the three month period in 1995 total revenue was $28.1 million, an increase of $1.0 million or 4% from the comparable period of 1994. The increases occurred primarily in the Industrial Products segment for both periods.

Gross profit for the six month period in 1995 increased $0.9 million or 7% from the comparable period in 1994. For the three month period in 1995, gross profit increased $0.2 million or 2% from the comparable period of 1994. Operating profit from continuing operations for the six month period in 1995 was $5.7 million, a decrease of $1.5 million or 21% from the comparable period in 1994. For the three month period in 1995 operating profit from continuing operations was $2.8 million, a decrease of $1.0 million or 27% from the comparable period in 1994. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the six month period in 1995 was $1.3 million or $.25 per share, compared to $2.7 million or $.54 per share, for the comparable period in 1994. The three month period in 1995 experienced net income of $0.2 million or $.04 per share compared to $1.2 million or $.24 per share for the year earlier period. Discontinued operations, which are discussed in more detail below, accounted for losses of $1.0 million and $0.6 million in the 1995 six month and three month periods, respectively, and $0.3 million and 0.2 million for the comparable six month and three month periods in 1994.

Interest expense increased $0.6 million for the three month period in 1995, and $0.7 million for the six month period, primarily as a result of increased bank borrowings used for the acquisition of the Palnut fastener business and the Electrical Specialties wiring harness business in the second quarter of the 1994 fiscal year, and the Industrial Retaining Ring business in the second quarter of the 1995 fiscal year.

New orders received during the six month period in 1995 totaled $52.6 million, an increase of $2.7 million or 6% from 1994's comparable period. For the three month period, new orders totaled $27.6 million, an increase of $2.9 million or 12% from last year's comparable period. At September 25, 1994, total backlog of unfilled orders was $45 million. compared to $37.4 million at September 26, 1993.


ACQUISITIONS

Effective August 31, 1994, the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $14.8 million in cash and the assumption of liabilities. Additionally, the Company purchased the life insurance contracts existing on the former officers of Industrial Retaining Ring Company for approximately $0.5 million in cash. Industrial Retaining Ring Company manufactures retaining rings used in heavy equipment and industrial machinery.


DISCONTINUED OPERATIONS

In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, the Company recorded an after-tax disposal gain of $71 thousand for the six month period ended September 25, 1994. This gain was offset by $121 thousand of after-tax disposal costs, recorded for the six months ended September 25, 1994, related to other previously discontinued businesses. For the three month period ended September 25, 1994, the Company recorded $88 thousand of after-tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal and related matters.

The three and six month periods ended September 26, 1993 have been restated to reflect Federal Laboratories as a discontinued operation.

In September 1994, the Company discontinued its chaff and related products division. At September 25, 1994, this division was classified for financial reporting purposes as a discontinued operation. Accordingly, the results of consolidated operations at September 26, 1993, have been restated.

The loss from disposal for the three and six months ended
September 25, 1994 include a $58 thousand after-tax charge consisting primarily of estimated legal and selling costs related to disposal of the chaff product operation.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)




                              SIX MONTHS ENDED               NET CHANGE
                           ---------------------       ----------------------
                           9/25/94       9/26/93          $              %
                           -------       -------       -------        -------
Operating Revenue:

   Industrial Products     $37,061       $25,594       $11,467           44.8
   Aerospace Products       17,678        22,538        (4,860)         (21.6)
                           -------       -------       -------
             Total         $54,739       $48,132       $ 6,607           13.7
                           =======       =======       =======

Operating Profit:

   Industrial Products     $ 4,996       $ 4,191       $   805           19.2
   Aerospace Products          748         3,055        (2,307)         (75.5)
                           -------       -------       -------
             Total         $ 5,744       $ 7,246       $(1,502)         (20.7)


Corporate Expense           (1,122)(a)    (1,889)(b)       767           40.6

Interest Expense            (1,196)         (465)         (731)        (157.2)
                           -------       -------       -------

Income from Continuing
   Operations before
   Income Taxes            $ 3,426       $ 4,892       $(1,466)         (30.0)
                           =======       =======       =======



        a) The corporate expense for the six months ended September 25, 1994 has been reduced by $740 thousand from a favorable insurance settlement.

        b) The corporate expense for the six months ended September 25, 1994 and the six months ended September 26, 1993 has been reduced by $310 thousand and $437 thousand, respectively, to reflect an allocation made to discontinued operations.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)




                           THREE MONTHS ENDED              NET CHANGE
                          ---------------------       ---------------------
                          9/25/94       9/26/93          $             %
                          -------       -------       -------       -------
Operating Revenue:

  Industrial Products     $18,469       $16,063       $ 2,406          15.0
  Aerospace Products        8,696        10,815        (2,119)        (19.6)
                          -------       -------       -------
            Total         $27,165       $26,878       $   287           1.1
                          =======       =======       =======

Operating Profit:

  Industrial Products     $ 2,392       $ 2,362       $    30           1.3
  Aerospace Products          392         1,425        (1,033)        (72.5)
                          -------       -------       -------
            Total         $ 2,784       $ 3,787       $(1,003)        (26.5)


Corporate Expense          (1,024)(a)    (1,321)(b)       297          22.5

Interest Expense             (677)         (115)         (562)       (488.7)
                          -------       -------       -------

Income from Continuing
  Operations before
  Income Taxes            $ 1,083       $ 2,351       $(1,268)        (53.9)
                          =======       =======       =======



       a) The corporate expense for the three months ended September 25, 1994 has been reduced by $165 thousand from a favorable insurance settlement.

       b) The corporate expense for the three months ended September 25, 1994 and the three months ended September 26, 1993 has been reduced by $155 thousand and $219 thousand, respectively, to reflect an allocation made to discontinued operations.

INDUSTRIAL PRODUCTS SEGMENT

Sales for the industrial products segment were $37.1 million for the six month period in 1995, an increase of $11.5 million or 45% from the comparable period in 1994. Sales for the three month period in 1995 were $18.5 million, up $2.4 million or 15% from the comparable period in 1994. The increase for the six month period was primarily due to the inclusion of six months of operations of the Palnut fastener business and Electrical Specialties Company industrial wiring harness business in the 1995 period compared to only two months of operations in the comparable 1994 period. Additionally, the six and three month periods in 1995 included one month of Industrial Retaining Ring Company fastener operations. In the six and three month periods in 1995, specialty fastener sales other than Palnut and Industrial Retaining Ring were up slightly over the comparable six month and three month periods in 1994. Offsetting these increases, TransTechnology Systems & Services maintenance contract sales decreased 28% and 24% in the six and three month periods in 1995 from the comparable periods in 1994. These decreases are largely due to reduced domestic and foreign third party maintenance contract demand.

Operating profit for the segment was $5.0 million for the six month period in 1995, an increase of $0.8 million or 19% from the comparable period in 1994. The three month period showed an operating profit of $2.4 million, which is unchanged from the comparable period in 1994. Primary factors contributing to the segment's increased operating profit for the six month period was the inclusion of six months of Palnut fastener operations in the 1995 six month period versus two months of operations in the 1994 six month period, the inclusion of one month of operations of the Industrial Retaining Ring Company and increased shipment volume and higher product margin mix of other specialty fasteners.
These increases were largely offset in the six and three month periods by losses incurred due to the start-up of the Electrical Connector and Assemblies Company, low margin sales of electrical wiring harness product and reduced third party maintenance contract sales.

New orders increased by 20% for the six month period in 1995, primarily due to the acquisitions mentioned above. New orders for the three month period in 1995 were down 16% primarily due to customer timing and placement of orders.

Backlog of unfilled orders at September 25, 1994 was $18 million, while at September 26, 1993 backlog was $13.9 million.


AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $17.7 million for the six month period in 1995, a decrease of $4.9 million or 22% from the comparable six month period in 1994. Sales for the three month period in 1995 were $8.7 million, down $2.1 million or 20% from the comparable period in 1994. Hoists and winches and related spare parts, and electrical cable and conduit sales were down 24% and 39%, respectively, for the six month period in 1995, and 19% and 46% for the three month period, respectively, primarily due to delays in the timing of customers placing new orders in the current year periods and reduced overall demand for rescue hoist and winch products. Cargo hook, tie-down and electrical connector sales in the six and three month periods in 1995 were relatively unchanged from the comparable 1994 periods.

Operating profit for the segment was $0.7 million for the six month period in 1995, a decrease of $2.3 million or 76% from the comparable period in 1994. The three month period had an operating profit of $0.4 million, a decrease of $1.0 million or 73% over the comparable period in 1993. The primary factors contributing to the segment's decrease in operating profit in the current year periods were the lower hoist and winch and related spare parts sales, the lower cable and conduit sales and reduced margins in the hoist and winch and related spare parts and cargo hook lines. The reduced margins were due mainly to shipments of low margin contracts during the current six and three month periods.

New orders decreased 12% for the six month period in 1995, and increased 47% for the three month period. New orders in the six month period for hoists and winches and related spare parts decreased 35%, and new orders for electrical cables decreased 14%, primarily due to customer timing and placement of new orders and the general slowdown in the military and aerospace industries. New orders for all other aerospace products lines increased in the six month period and all of the aerospace product lines experienced new order increases in the three month period, primarily due to customer timing and placement of new orders.

Backlog of unfilled orders at September 25, 1994 was $26.9 million, while at September 26, 1993 backlog was $29.4 million.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 45% as of September 25, 1994, compared to 34% as of March 31, 1994. The current ratio at September 25, 1994, stood at 5.14 compared to
3.49 at March 31, 1994. Working Capital was $66.2 million at September 25, 1994, up $12.4 million from March 31, 1994.

At September 25, 1994, the Company's debt consisted of $27.2 million of borrowings under a revolving bank credit line, bank term loans of $15 million and $8.8 million, and $1.0 million of other borrowings. In connection with the Industrial Retaining
Ring Company acquisition, in September, 1994, the Company
obtained a $15 million term loan with the same lenders as the revolving credit line and secured by the same collateral. This term loan is due and payable in equal quarterly installments of $938 thousand commencing on December 31, 1995. Interest accrues at the lending bank's prime rate and is payable monthly. The revolving bank credit line lending commitment is $35 million.
This commitment will be available to the Company through
September 30, 1995 and is subject to a borrowing base formula.
The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. All fixed assets other than real property with the exception of certain real property located in Mountainside, New Jersey, are also included as collateral. Letters of credit, which are included
in the borrowing base formula, are limited to $5 million.   Letters
of credit under the line at September 25, 1994 were $2.1 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus two percentage points, which the Company utilized for $25 million of its outstanding debt. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that the sum of each fiscal year's quarterly dividend payments cannot exceed 25% of the Company's annual net income in that year. The $8.8 million term loan is with the same lenders as the revolving credit line, is secured by the same collateral, and is due and payable on August 31, 1998. Principal payments of $360 thousand are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3 million due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate and is payable monthly.

On May 13, 1994, the Company obtained authorization from its lender to repurchase up to 200,000 shares of the Company's common stock at an aggregate price not to exceed $2.5 million. Through September 25, 1994, the Company had repurchased 152,500 shares.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the six month period in 1995 were $2.0 million as compared with $2.1 million in the comparable period in 1994. The Company's two segments have similar cash flow requirements.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    10.1 TransTechnology Corporation Amended and Restated 1992 Long Term Incentive Plan. (Incorporated by reference to registrant's Proxy Statement dated August 9, 1994.)

    10.2      Director Stock Option Agreement.

    10.3      Restricted Stock Award Agreement.

    11        Statement of Computation of Per Share Earnings

    27        Financial Data Schedule

(b) A report on Form 8-K was filed on September 12, 1994, as amended by Form 8-CIA filed on November 4, 1994, reporting the Company's acquisition of all of the outstanding stock of Industrial Retaining Ring Company and of Retainers, Inc. and substantially all of the assets of Industrial Advertising. Industrial Retaining Ring Company manufactures retaining rings used in heavy equipment and industrial machinery.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                TRANSTECHNOLOGY CORPORATION
                                         (Registrant)




Dated:  November 9, 1994            By:     /s/ Chandler J. Moisen
                                         --------------------------------
                                            CHANDLER J. MOISEN,
                                            Senior Vice President
                                            and Chief Financial
                                            Officer*


   *  On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX
                                -------------

Exhibit No.                    Description
- - -----------                    -----------

    10.1 TransTechnology Corporation Amended and Restated 1992 Long Term Incentive Plan. (Incorporated by reference to registrant's Proxy Statement dated August 9, 1994.)

    10.2      Director Stock Option Agreement.

    10.3      Restricted Stock Award Agreement.

    11        Statement of Computation of Per Share Earnings.

    27        Financial Data Schedule.