Form 10-Q
period 1994-12-25
TRANSTECHNOLOGY CORP
filed 1995-02-08
CIK 99359

                                   FORM 10-Q

             -----------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 25, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-7872

             -----------------------------------------------------

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

        As of January 30, 1995, the total number of outstanding shares of registrant's one class of common stock was 5,235,821

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I.   Financial Information

  Item 1.           Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .    2

                    Statements of Consolidated Operations--
                    Three and Nine Month Periods Ended December 25, 1994
                    and December 26, 1993   . . . . . . . . . . . . . . . . . . . . . . .    3

                    Consolidated Balance Sheets--
                    December 25, 1994 and March 31, 1994  . . . . . . . . . . . . . . . .    4

                    Statements of Consolidated Cash Flow--
                    Nine Months Ended December 25, 1994 and
                    December 26, 1993   . . . . . . . . . . . . . . . . . . . . . . . . .    5

                    Statements of Consolidated Stockholders' Equity--
                    Nine Months Ended December 25, 1994   . . . . . . . . . . . . . . . .    6

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . .   7-9


  Item 2.           Management's Discussion and Analysis of Results
                      of Operations and Financial Condition   . . . . . . . . . . . . . .  10-16


PART II.    Other Information

  Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . .    17


SIGNATURES . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

EXHIBIT 10 . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19-35

EXHIBIT 11 . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    36

EXHIBIT 27 . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    37

                        PART I.    FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, Statements of Consolidated Cash Flow and Statements of Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 25, 1994 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1994.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED

                  (In Thousands of Dollars Except Share Data)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                    -------------------------          ------------------------
                                                    12/25/94         12/26/93          12/25/94        12/26/93
                                                    --------         --------          --------        --------
Total Revenue                                        $33,683          $31,096           $89,649         $79,713
Cost of Sales                                         24,115           22,093            64,795          56,363
                                                     -------          -------           -------         -------
Gross Profit                                           9,568            9,003            24,854          23,350
                                                     -------          -------           -------         -------
General, Administrative
   and Selling Expenses                                5,556            5,674            16,220          14,664
Interest Expense                                         959              457             2,155             922
                                                     -------          -------           -------         -------
Total General, Administrative,
   Selling and Interest Expenses                       6,515            6,131            18,375          15,586
                                                     -------          -------           -------         -------

Income from Continuing Operations
   before Income Taxes                                 3,053            2,872             6,479           7,764
Income Taxes                                             978            1,086             2,175           2,980
                                                     -------          -------           -------         -------

Income from Continuing Operations                      2,075            1,786             4,304           4,784

Discontinued Operations:

Loss from Operations (net of applicable
   tax benefits of $261,000 and $784,000 for
   the three and nine months ended 12/25/94,
   respectively, and $103,000 and $271,000
   for the three and nine months ended
   12/26/93, respectively)                              (426)            (181)           (1,278)           (434)

Loss from Disposal (net of applicable tax
   benefits of $181,000 and $247,000 for
   the three and nine months ended
   12/25/94, respectively)                              (295)               -              (403)              -
                                                     -------          -------           -------         -------

   Net Income                                        $ 1,354          $ 1,605           $ 2,623         $ 4,350
                                                     =======          =======           =======         =======
Earnings (Loss) per Share:  (Note 1)
   Income from Continuing Operations                 $  0.41          $  0.35           $  0.84         $  0.93
   Loss from Discontinued Operations                   (0.14)           (0.04)            (0.33)          (0.08)
                                                     -------          -------           -------         -------
   Net Income                                        $  0.27          $  0.31           $  0.51         $  0.85
                                                     =======          =======           =======         =======

Number of Shares Used in Computation
   of Per Share Information                        5,082,000        5,147,000         5,124,000       5,135,000




See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars Except Share Data)

                                                                                           UNAUDITED
                                                                                           12/25/94         3/31/94
                                                                                           ---------        --------
ASSETS
Current assets:
 Cash and cash equivalents                                                                 $    179         $  3,027
 Accounts receivable:
  United States Government                                                                    2,972            2,815
  Commercial (net of allowance for doubtful accounts of $354 at 12/25/94
   and $271 at 3/31/94)                                                                      16,575           19,500
 Income tax receivable                                                                          872               --
 Notes receivable                                                                             2,780            2,814
 Inventories                                                                                 38,302           35,786
 Prepaid expenses and other current assets                                                    2,957            2,932
 Deferred income taxes                                                                        4,287            4,253
 Net assets of discontinued businesses                                                       14,249            4,309
                                                                                           --------          -------
  Total current assets                                                                       83,173           75,436
Property:
 Land                                                                                         4,517            5,223
 Buildings                                                                                   13,249           15,657
 Machinery and equipment                                                                     29,069           32,611
 Furniture and fixtures                                                                       3,985            4,050
 Leasehold improvements                                                                         671              671
                                                                                           --------          -------
  Total                                                                                      51,491           58,212
Less accumulated depreciation and amortization                                               19,515           22,204
                                                                                           --------          -------
  Property-net                                                                               31,976           36,008
Other assets:
 Notes receivable                                                                             3,457            4,061
 Costs in excess of net assets of acquired businesses (net of accumulated amortization:
  December 25, 1994, $2,657;  March 31, 1994, $2,423)                                        12,278            3,117

 Other                                                                                        7,430            7,235
                                                                                           --------         --------
  Total other assets                                                                         23,165           14,413
                                                                                           --------         --------
  Total                                                                                    $138,314         $125,857
                                                                                           ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                                         $  1,480         $  1,479
 Accounts payable-trade                                                                       7,169            7,489
 Accrued compensation                                                                         2,957            4,570
 Accrued income taxes                                                                           394              943
 Other current liabilities                                                                    5,781            7,109
                                                                                           --------          -------
  Total current liabilities                                                                  17,781           21,590
                                                                                           --------          -------
Long-term debt payable to banks and others                                                   47,966           33,168
                                                                                           --------          -------
Other long-term liabilities                                                                   7,554            5,146
                                                                                           --------          -------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                                        --               --
 Common stock-authorized, 14,700,000 shares of $.01 par value;  issued 5,235,821
  at December 25, 1994, and 5,189,104 at March 31, 1994                                          52               52
 Additional paid-in capital                                                                  45,756           45,283
 Retained earnings                                                                           23,833           22,186
 Other stockholders' equity                                                                  (2,592)          (1,568)
                                                                                           --------          -------
                                                                                             67,049           65,953
 Less treasury stock, at cost (157,000 shares at 12/25/94)                                   (2,036)              --
                                                                                           --------          -------
  Total stockholders' equity                                                                 65,013           65,953
                                                                                           --------          -------
  Total                                                                                    $138,314         $125,857
                                                                                           ========         ========


See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                   UNAUDITED

                           (In Thousands of Dollars)


                                                                                NINE MONTHS ENDED
                                                                             -------------------------
                                                                             12/25/94         12/26/93
                                                                             --------         --------
Cash Flows From Operating Activities:

Net income                                                                   $  2,623         $  4,350

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                                  3,429            3,306
 Provision for losses on accounts receivable                                      121               26
 Gain on sale or disposal of fixed assets                                           -               (2)
 Change in assets and liabilities (net of the effect of purchases of businesses) :
  Decrease in accounts receivable                                               1,969            1,554
  (Increase) decrease in income tax receivable                                   (872)              35
  (Increase) decrease in inventories                                             (221)           2,888
  Increase in net assets of discontinued operations                              (961)          (4,348)
  Decrease (increase) in prepaid and other assets                                (929)          (1,447)
  Decrease in accounts payable                                                    (78)          (1,188)
  Decrease in accrued compensation                                             (1,249)            (665)
  Decrease in accrued income taxes                                               (494)            (347)
  Decrease in other liabilities                                                  (636)          (1,841)
                                                                             --------         --------
 Net cash provided by operations                                                2,702            2,321
                                                                             --------         --------

Cash Flow from Investing Activities:
Purchase of businesses                                                        (15,320)         (22,284)
Capital expenditures                                                           (2,990)          (2,863)
Proceeds from the sale of fixed assets                                             44                2
Decrease (increase) in notes receivables                                          604             (268)
                                                                             --------         --------
 Net cash used in investing activities                                        (17,662)         (25,413)
                                                                             --------         --------
Cash Flow from Financing Activities:
Payments to acquire treasury stock                                             (2,036)              -
Payments on long-term debt                                                    (15,272)         (11,676)
Proceeds from long-term debt                                                   30,069           34,628
Proceeds from issuance of stock under stock option plan                           327              274
Dividends paid                                                                   (976)            (924)
                                                                             --------         --------
 Net cash provided by financing activities                                     12,112           22,302
                                                                             --------         --------

Net Decrease in Cash and Cash Equivalents                                      (2,848)            (790)
Cash and Cash Equivalents at Beginning of Year                                  3,027            1,505
                                                                             --------         --------
Cash and Cash Equivalents at End of Period                                   $    179         $    715
                                                                             ========         ========
Supplemental Information:
Interest payments                                                            $  2,281         $  1,080
Income tax payments                                                          $  1,246         $  3,519


See accompanying notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                  (In Thousands of Dollars Except Share Data)




                                  COMMON STOCK          TREASURY STOCK      ADDITIONAL                    OTHER
FOR THE NINE MONTHS            -----------------      -------------------     PAID-IN     RETAINED    STOCKHOLDERS'
ENDED DECEMBER 25, 1994         SHARES    AMOUNT       SHARES     AMOUNT      CAPITAL     EARNINGS       EQUITY        TOTAL
- - -----------------------        ---------  ------      --------   --------   ----------    --------    -------------   -------
Balance, March 31, 1994        5,189,104    $52             --    $    --     $45,283     $22,186       $(1,568)      $65,953

Net Income                            --     --             --         --          --       2,623            --         2,623

Cash dividends
   ($.19 per share)                   --     --             --         --          --        (976)           --          (976)

Unrealized investment
   holding losses                     --     --             --         --          --          --          (872)         (872)

Purchase of treasury stock            --     --       (157,500)    (2,036)         --          --            --        (2,036)

Issuance of stock under
   stock option plan              18,294     --             --         --         210          --            --           210

Issuance of stock under
   incentive bonus plan           28,423     --             --         --         263          --          (146)          117

Foreign translation
   adjustments                        --     --             --         --          --          --            (6)           (6)
                               ---------    ---      ---------    -------     -------     -------      --------       -------
Balance, December 25, 1994     5,235,821    $52       (157,500)   $(2,036)    $45,756     $23,833       $(2,592)      $ 65,013
                               =========    ===      =========    =======     =======     =======       =======       ========




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


NOTE 2.      Inventories:

         Inventories are summarized as follows:


                                                     12/25/94       3/31/94
                                                     --------       -------
              Finished goods                          $ 7,222       $ 5,057

              Work-in-process                           4,227         7,589


              Raw materials, purchased and
              manufactured parts                       26,853        23,140
                                                      -------       -------

                 Total inventories                    $38,302       $35,786
                                                      =======       =======


NOTE 3.      Long-term Debt Payable to Banks and Others

         In connection with the Industrial Retaining Ring Company acquisition, on September 9, 1994, the Company obtained a $15 million term loan with the same lender as the revolving credit line and secured by the same collateral. This term loan is due and payable in equal quarterly installments of $937,500 commencing on December 31, 1995. Interest accrues at the lending bank's prime rate and is payable monthly.


NOTE 4.      Discontinued Operations:

         In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, the Company recorded an after-tax disposal gain of $0.1 million for the nine month period ended December 25, 1994. This gain was offset by $0.3 million of after-tax disposal costs, recorded for the nine months ended December 25, 1994, related to other previously discontinued businesses. For the three month period ended December 25, 1994, the Company recorded $0.2 million of after-tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal and related matters. The three and nine month periods ended December 26, 1993 have been restated to reflect Federal Laboratories as a discontinued operation.

         In September 1994, the Company discontinued its chaff and related products division. At December 25, 1994, this division was classified for financial reporting purposes as a discontinued operation. Accordingly, the results of consolidated operations at December 26, 1993, have been restated. The loss from disposal for the nine and three months ended December 25, 1994 includes an after-tax charge of $0.2 and $0.1 million, respectively, for estimated legal and selling costs related to disposal of the chaff product operation.


Operating results of the discontinued business were as follows:


                                        Three Months Ended                         Nine Months Ended
                                      ----------------------                    ------------------------
                                       12/25/94    12/26/93                      12/25/94      12/26/93
                                       --------    --------                      --------      --------
Total Revenues                          $2,379      $4,362                        $ 5,494       $11,365

Loss before income
taxes                                   $ (687)     $ (284)                       $(2,062)      $  (705)


Income tax benefit                        (261)       (103)                          (784)         (271)
                                        ------      ------                        -------       -------

Loss from operations                    $ (426)     $ (181)                       $(1,278)      $  (434)
                                        ======      ======                        =======       =======


The loss from operations includes interest expense of $49 thousand and $69 thousand for the three months ended 12/25/94 and 12/26/93, respectively, and $138 thousand and $215 thousand for the nine months ended 12/25/94 and 12/26/93, respectively.

Net assets of the discontinued businesses at December 25, 1994 and March 31, 1994 were as follows:

                                                     12/25/94       3/31/94
                                                     --------       -------
               Accounts Receivable                   $ 1,734        $   25

               Inventory                               1,996           186

               Property                                9,653         3,203

               Other Assets                            2,162         1,198

               Liabilities                            (1,296)         (303)
                                                     -------        ------

               Net Assets of
               Discontinued Businesses               $14,249        $4,309
                                                     =======        ======




NOTE 5.      Acquisitions

         Effective August 31, 1994, the Company acquired Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $15.3 million in cash and the assumption of $219 thousand of liabilities. Industrial Retaining Ring Company manufactures retaining rings used in heavy equipment and industrial machinery.

         The following summarizes TransTechnology Corporation's combined Proforma Revenue, Net Income and Earnings per Share information as if the acquisition of Industrial Retaining Ring Company and its affiliated companies had occurred at the beginning of the period presented.


                                                              Nine Months Ended
                                                     -----------------------------------
                                                      12/25/94                 12/26/93
                                                     ----------               ----------
                Revenue                               $ 93,541                 $ 85,913
                                                      ========                 ========

                Net Income                            $  3,625                 $  5,667
                                                      ========                 ========

                Earnings per share                       $0.71                    $1.10
                                                         =====                    =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three month and nine month periods in this Management's Discussion refer to the three and nine month periods ended December 25, 1994 for fiscal year 1995 and the three and nine month periods ended December 26, 1993 for fiscal year 1994. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the nine month period in 1995 was $89.6 million, an increase of $9.9 million or 12% from the comparable period in 1994. For the three month period in 1995 total revenue was $33.7 million, an increase of $2.6 million or 8% from the comparable period of 1994. The increases occurred primarily in the Industrial Products segment for both periods.

Gross profit for the nine month period in 1995 increased $1.5 million or 6% from the comparable period in 1994. For the three month period in 1995, gross profit increased $0.6 million or 7% from the comparable period of 1994. Operating profit from continuing operations for the nine month period in 1995 was $10.6 million, a decrease of $1.2 million or 10% from the comparable period in 1994. For the three month period in 1995 operating profit from continuing operations was $4.9 million, an increase of $0.3 million or 7% from the comparable period in 1994. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the nine month period in 1995 was $2.6 million or $.51 per share, compared to $4.4 million or $.85 per share, for the comparable period in 1994. The three month period in 1995 experienced net income of $1.4 million or $.27 per share compared to $1.6 million or $.31 per share for the year earlier period. Discontinued operations, which are discussed in more detail below, accounted for losses of $1.7 million and $0.7 million in the 1995 nine month and three month periods, respectively, and $0.4 million and 0.2 million for the comparable nine month and three month periods in 1994.

Interest expense increased $1.2 million for the nine month period in 1995, and $0.5 million for the three month period, primarily as a result of increased bank borrowings used for the acquisition of the Palnut fastener business and the Electrical Specialties wiring harness business in the second quarter of the 1994 fiscal year, and the Industrial Retaining Ring business in the second quarter of the 1995 fiscal year.

New orders received during the nine month period in 1995 totaled $91.5 million, an increase of $6.1 million or 7% from 1994's comparable period. For the three month period, new orders totaled $36 million, an increase of $4.1 million or 13% from last year's comparable period. At December 25, 1994, total backlog of unfilled orders was $46.7 million, compared to $45 million at December 26, 1993.


DISCONTINUED OPERATIONS

In March 1994, the Company completed the sale of its Federal Laboratories division. Pursuant to such sale, the Company recorded an after-tax disposal gain of $0.1 million for the nine month period ended December 25, 1994. This gain was offset by $0.3 million of after-tax disposal costs, recorded for the nine months ended December 25, 1994, related to other previously discontinued businesses. For the three month period ended December 25, 1994, the Company recorded $0.2 million of after-tax disposal costs related to other previously discontinued businesses. The gain and losses consisted primarily of disposal costs different from previous estimates associated primarily with legal and related matters. The three and nine month periods ended December 26, 1993 have been restated to reflect Federal Laboratories as a discontinued operation.

In September 1994, the Company discontinued its chaff and related products division. At December 25, 1994, this division was classified for financial reporting purposes as a discontinued operation. Accordingly, the results of consolidated operations at December 26, 1993, have been restated. The loss from disposal for the nine and three months ended December 25, 1994 include an after-tax charge of $0.2 and $0.1 million, respectively, for estimated legal and selling costs related to disposal of the chaff product operation.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT

                           (In Thousands of Dollars)




                                 NINE MONTHS ENDED                     NET CHANGE
                            ---------------------------           ---------------------
                            12/25/94           12/26/93              $             %
                            --------           --------           -------        ------
Operating Revenue:

  Industrial Products        $60,248            $45,175           $15,073          33.4
  Aerospace Products          27,956             33,831            (5,875)        (17.4)
                             -------            -------           -------

            Total            $88,204            $79,006           $ 9,198          11.6
                             =======            =======           =======

Operating Profit:

  Industrial Products        $ 8,882            $ 7,141           $ 1,741          24.4
  Aerospace Products           1,759              4,666            (2,907)        (62.3)
                             -------            -------           -------

            Total            $10,641            $11,807           $(1,166)         (9.9)


Corporate Expense             (2,007)(a)(b)      (3,121)(b)         1,114          35.7


Interest Expense              (2,155)(c)           (922)(c)        (1,233)       (133.7)
                             -------            -------           -------


Income from Continuing
  Operations before
  Income Taxes               $ 6,479            $ 7,764           $(1,285)        (16.6)
                             =======            =======           =======


       a) The corporate expense for the nine months ended December 25, 1994 has been reduced by $740 thousand from a favorable insurance settlement.

       b) The corporate expense for the nine months ended December 25, 1994 and the nine months ended December 26, 1993 has been reduced by $464 thousand and $656 thousand, respectively, to reflect an allocation made to discontinued operations.

       c) Interest expense for the nine months ended December 25, 1994 and the nine months ended December 26, 1993 has been reduced by $138 thousand and $215 thousand, respectively, to reflect an allocation made to discontinued operations.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT

                           (In Thousands of Dollars)




                                     THREE MONTHS ENDED                    NET CHANGE
                                 ---------------------------         ---------------------
                                 12/25/94           12/26/93             $             %
                                 --------           --------         --------       ------
Operating Revenue:

  Industrial Products             $23,187            $19,581          $ 3,606         18.4
  Aerospace Products               10,278             11,293           (1,015)        (9.0)
                                  -------            -------          -------

            Total                 $33,465            $30,874          $ 2,591          8.4
                                  =======            =======          =======

Operating Profit:

  Industrial Products             $ 3,886            $ 2,950          $   936         31.7
  Aerospace Products                1,011              1,611             (600)       (37.2)
                                  -------            -------          -------

            Total                 $ 4,897            $ 4,561          $   336          7.4


Corporate Expense                    (885)(a)         (1,232)(a)          347         28.2


Interest Expense                     (959)(b)           (457)(b)         (502)      (109.8)
                                  -------            -------          -------

Income from Continuing
  Operations before
  Income Taxes                    $ 3,053            $ 2,872          $   181          6.3
                                  =======            =======          =======


       a) The corporate expense for the three months ended December 25, 1994 and the three months ended December 26, 1993 has been reduced by $155 thousand and $219 thousand, respectively, to reflect an allocation made to discontinued operations.

       b) The interest expense for the three months ended December 25, 1994 and the three months ended December 26, 1993 has been reduced by $49 thousand and $69 thousand, respectively, to reflect an allocation made to discontinued operations.

INDUSTRIAL PRODUCTS SEGMENT

Sales for the industrial products segment were $60.2 million for the nine month period in 1995, an increase of $15.1 million or 33% from the comparable period in 1994. Sales for the three month period in 1995 were $23.2 million, up $3.6 million or 18% from the comparable period in 1994. The increase for the nine month period was primarily due to the inclusion of nine months of operations of the Palnut fastener business and Electrical Specialties Company industrial wiring harness business in the 1995 period compared to only five months of operations in the comparable 1994 period. Additionally, the nine month period in 1995 included four months of Industrial Retaining Ring Company fastener operations. In the nine and three month periods in 1995, specialty fastener sales other than Palnut and Industrial Retaining Ring were up slightly over the comparable nine month and three month periods in 1994. Offsetting these increases, TransTechnology Systems & Services maintenance contract sales decreased 22% and 12% in the nine and three month periods in 1995 over the comparable periods in 1994. These decreases were largely due to reduced domestic and foreign third party maintenance contract demand.

Operating profit for the segment was $8.9 million for the nine month period in 1995, an increase of $1.7 million or 24% from the comparable period in 1994. The three month period showed an operating profit of $3.9 million, an increase of $0.9 million or 32% from the comparable period in 1994. Primary factors contributing to the segment's increased operating profit for the nine and three month periods was the inclusion of nine months of Palnut fastener operations in the 1995 nine month period versus five months of operations in the 1994 nine month period, the inclusion of four months of operations of the Industrial Retaining Ring Company and increased shipment volume and higher margin product mix of other specialty fasteners. These increases were offset in the nine and three month periods by losses incurred due to the start-up of the Electrical Connector and Assemblies Company, low margin sales of electrical wiring harness product and reduced third party maintenance contract sales.

New orders increased by 15% for the nine month period in 1995 over the prior year period, primarily due to the acquisitions mentioned. New orders for the three month period in 1995 were up 16% over the prior year period, primarily due to the Industrial Retaining Ring Company acquisition mentioned above and customer timing and placement of orders for other specialty fasteners.

Backlog of unfilled orders at December 25, 1994 was $18.4 million, while at December 26, 1993 backlog was $14.8 million.


AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $28 million for the nine month period in 1995, a decrease of $5.9 million or 17% from the comparable period in 1994. Sales for the three month period in 1995 were $10.3 million, down $1.0 million or 9% from the comparable period in 1994. All aerospace product line sales were down in the nine month period in 1995 as compared to the 1994 period, with the exception of electrical connectors which were up slightly.
All aerospace product line sales were down in the three month period in 1995 with the exception of rescue hoist and winch products which were up slightly. The primary reasons for the decreases, in both the nine and three month periods, were delays in the timing of customers placing new orders in the current year periods and reduced demand for aerospace and related products.

Operating profit for the segment was $1.8 million for the nine month period in 1995, a decrease of $2.9 million or 62% from the comparable period in 1994. The three month period had an operating profit of $1.0 million, a decrease of $0.6 million or 37% over the comparable period in 1994. The primary factors contributing to the segment's decrease in operating profit in the current year periods were the lower overall aerospace sales as mentioned above and reduced margins in the rescue hoist and winch products and cargo hook lines. The reduced margins were due mainly to shipments of low margin contracts during the current nine and three month periods.

New orders decreased 5% for the nine month period in 1995 over the prior year period, and increased 7% for the three month period over the prior year period. New orders in the nine month period for hoist and winch products decreased 7%, new orders for cargo hooks decreased 6% and new orders for electrical cables decreased 37%, primarily due to customer timing, reduction in new orders and the general slowdown in the military and aerospace industries. New orders for all other aerospace products lines increased in the nine month period. In the three month period in 1995 new orders for hoist and winch products increased 71%, new orders for tie-downs increased 258% and new orders for electrical connectors increased 34%, primarily due to customer timing and placement of new orders. The remaining aerospace product lines experienced reduced new orders in the 1995 three month period.

Backlog of unfilled orders at December 25, 1994 was $28.3 million, while at December 26, 1993 backlog was $30.3 million.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 43% as of December 25, 1994, compared to 34% as of March 31, 1994. The current ratio at December 25, 1994, stood at 4.68 compared to 3.49 at March 31, 1994. Working Capital was $65.4 million at December 25, 1994, up $11.6 million from March 31, 1994.

At December 25, 1994, the Company's debt consisted of $25 million of borrowings under a revolving bank credit line, an $8.4 million bank term loan, a new $15 million bank term loan, as discussed below, and $1.0 million of other borrowings. In connection with the Industrial Retaining Ring Company acquisition, in September 1994, the Company obtained a $15 million term loan with the same lender as the revolving credit line and secured by the same collateral.

This term loan is due and payable in equal quarterly installments of $938 thousand commencing on December 31, 1995. Interest accrues at the lending bank's prime rate and is payable monthly. The revolving bank credit line commitment is $35 million. This commitment will be available to the Company through September 30, 1995 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. All fixed assets other than real property with the exception of certain real property located in Mountainside, New Jersey, are also included as collateral. Letters of credit, which are included
in the borrowing base formula, are limited to $5 million.   Letters of credit
under the line at December 25, 1994 were $2.1 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus two percentage points, which the Company utilized for $25 million of its outstanding debt at December 25, 1994. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. The $8.4 million term loan is with the same lenders as the revolving credit line and is secured by the same collateral. Principal payments of $360 thousand are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3 million due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate and is payable monthly.

Capital expenditures in the nine month period in 1995 were $3.0 million as compared with $2.9 million in the comparable period in 1994.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments.

                          PART II.  OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10 Fifth Amendment to the Revolving Loan and Security Agreement dated as of September 9, 1994 among the Company, National Canada Finance Corporation and National Bank of Canada

       11       Statement of Computation of Per Share Earnings

       27       Financial Data Schedule

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          TRANSTECHNOLOGY CORPORATION
                                  (Registrant)




Dated:  February 7, 1995        By:    /s/ Chandler J. Moisen
                                     -----------------------------------------
                                     CHANDLER J. MOISEN, Senior Vice President
                                     and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX


       10 Fifth Amendment to the Revolving Loan and Security Agreement dated as of September 9, 1994 among the Company, National Canada Finance Corporation and National Bank of Canada

       11       Statement of Computation of Per Share Earnings

       27       Financial Data Schedule