Form 10-K
period 1995-03-31
TRANSTECHNOLOGY CORP
filed 1995-07-11
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1995

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ____________ to ____________

                         Commission file number 1-7872

                              --------------------

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

     As of May 30, 1995, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $55,331,000.00

     As of May 30, 1995, the registrant had 5,260,124 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Proxy Statement for the fiscal year ended March 31, 1995 (to be filed on or before July 28, 1995) is incorporated by reference into
Part III hereof.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

         TransTechnology Corporation develops, manufacturers and sells a wide range of products in two industry segments, as described below. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" in this Annual Report refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.

         During 1995, the Company continued its program of focusing on core businesses by acquiring a company that manufactures retaining rings (Industrial Retaining Ring Company located in New Jersey), selling the Company's chaff business (Lundy Technical Center) and reclassifying its computer graphics service operations and its Electronics division as discontinued operations. These actions, together with acquisition activities subsequent to the close of the fiscal year, position the company as a major supplier of specialty fasteners for the industrial markets. The only remaining aerospace business is the Breeze-Eastern division, which manufactures helicopter rescue hoists, cargo hook systems and cargo tie-down systems. These changes led to the Company's decision to retitle its industry segments based upon its current components. The former "Industrial Products" segment is now entitled "Specialty Fastener Products" and the former "Aerospace" segment is now entitled "Rescue Hoist and Cargo Hook Products."

DISCONTINUED OPERATIONS

         The following entities, discontinued in the years indicated, have been classified as discontinued operations in the Company's financial statements:
Federal Laboratories (tear gas) (1994), the Lundy Technical Center (chaff)
(1995), TransTechnology Electronics and Electronic Connections and Assemblies, Inc. (cables, connectors and wire harness) (1995), and TransTechnology Systems & Services (computer maintenance and service) (1995). For a more detailed description of these transactions, see "Note 2" of the "Notes to Consolidated Financial Statements." See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Breeze Industrial Products division ("Breeze Industrial"), its Palnut Company division and its Industrial Retaining Ring subsidiary. Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for the appliance and hardware markets. These clamps are widely used in the heavy-duty vehicle, industrial, automotive and aircraft industries by both original equipment manufacturers and replacement suppliers. Breeze Industrial's clamp products are sold to distributors and to industrial manufacturers that require engineered products for specific applications. The Palnut Company manufactures single and multi-thread metal fasteners for the automotive and industrial products industries. These include lock nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; Pushnuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-Nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels. Effective August 31, 1994 the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $14.8 million in cash and the assumption of liabilities. Industrial Retaining Ring manufactures retaining rings used in heavy equipment and industrial machinery.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 70%, 64% and 45% of the Company's consolidated sales from continuing operations in 1995, 1994 and 1993, respectively.

         Through its MassTech product line, Breeze Industrial also manufactures tachometers and related items such as speed sensors that are used to measure rotational shaft speeds and direction, and to indicate revolutions per minute. These products are sold to heavy-duty original equipment manufacturers and in the military and high-performance markets.

         At March 31, 1995, the Company's Specialty Fastener Products segment backlog was $12.7 million, compared to $9.5 million at March 31, 1994. The increase is primarily the result of the acquisition of Industrial Retaining Ring. Substantially all of the March 31, 1995 backlog is scheduled to be shipped during fiscal 1996.


RESCUE HOIST AND CARGO HOOK PRODUCTS

         The Company's Breeze-Eastern division ("Breeze-Eastern") specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs and electronic control boxes and components for helicopter tow boom assemblies for helicopters employed in Navy minesweeping operations.

         Breeze-Eastern sells its products through an internal marketing representative and several independent sales representatives and distributors. Breeze-Eastern's product lines contributed 30%, 36% and 55% to the Company's consolidated sales in 1995, 1994 and 1993, respectively. The declining percentage is attributable primarily to disposition of the chaff business, the reclassification of the Electronics division as a discontinued operation and the acquisitions of fastener businesses (Palnut and Industrial Retaining Ring).

         The Rescue Hoist and Cargo Hook Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1995, the backlog of unfilled orders was $21.8 million, compared to $21.4 million at March 31, 1994. The majority of the March 31, 1995 backlog is anticipated to be shipped during fiscal 1996.


DEFENSE INDUSTRY SALES

         Only 18% of the Company's revenues in 1995, as compared to 23% and 28% in 1994 and 1993, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits. With overall defense spending down, it is expected that the defense market for the Company's products will decline in the future. However, the overall reduction in the Company's dependence on these products renders it less vulnerable to defense budget cuts.


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


COMPETITION

         The Company's businesses compete in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance and delivery and price. The Company's ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company is successfully doing so both internally and through acquisitions. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete in more than one of these businesses could have a material and adverse effect on the Company's profitability.

RAW MATERIALS

         The various components and raw materials used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, most of such items can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. No material part of the Company's business is dependent upon a single supplier or a few suppliers the loss of which would have a materially adverse effect on the Company's consolidated financial position.


EMPLOYEES

         As of May 30, 1995 the Company employed 1,014 persons. There were 495 employees associated with the Specialty Fastener Products segment, 173 with the Rescue Hoist and Cargo Hook Products segment, 16 with the corporate office and 330 employees associated with operations classified as discontinued.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 12 of Notes to Financial Statements included in Item 8 hereof.


FOREIGN OPERATIONS AND SALES

         The Company's only foreign-based facilities during fiscal 1995 consisted of businesses that are treated as discontinued operations as of March 31, 1995. The Company had export sales of $15.4 million, $14.9 million and $10.2 million in fiscal 1995, 1994 and 1993, respectively, representing 15%, 18% and 16% of the Company's consolidated sales from continuing operations in each of those years, respectively. The risk and profitability attendant to these sales are generally comparable to similar products sold in the United States. The acquisition of the business of AB SKF's Seeger companies will significantly increase the Company's foreign operations and sales, with manufacturing facilities located in Germany, England and Brazil. (See the last paragraph of "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations.") Sales, profits and identifiable assets attributable to the Company's combined foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 12 of Notes to Financial Statements in
Item 8 hereof.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                                           Owned or
                       Location                    Use of Premises                          Leased            Sq. Ft
                       --------                    ---------------                        ----------          ------
SPECIALTY FASTENER
PRODUCTS SEGMENT
- - ------------------

Saltsburg, Pennsylvania                            Breeze Industrial offices and           Owned              100,000
                                                   manufacturing plant


Mountainside, New Jersey                           Palnut offices and manufacturing        Owned              142,000
                                                   plant


Irvington, New Jersey                              Industrial Retaining Ring               Owned               90,000
                                                   manufacturing plant


RESCUE HOIST AND CARGO
HOOK PRODUCTS SEGMENT
- - ---------------------

Union, New Jersey                                  Corporate offices,                      Owned              188,000
                                                   Breeze-Eastern offices
                                                   and manufacturing plant


         The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in California, Florida, Pennsylvania, New York, Illinois and North Carolina. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale.


ITEM 3.  LEGAL PROCEEDINGS

         The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of any environmental contamination at sites in Pennsylvania and Illinois which continue to be owned although the related businesses have been sold or are expected to be sold during fiscal 1996. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to state regulatory approval. At the Pennsylvania sites, a feasibility study has been prepared and submitted to the state. Based upon that study and upon claims for recovery which the Company has against others, a pre-tax charge of $3.6 million (net of $1.2 million in probable recoveries from third parties) was recorded in March 1993 for future cleanup costs at the Pennsylvania sites. In addition, the Company is pursuing recovery of a portion of clean-up costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1999.

         In addition, the Company has been named as a potentially responsible party in various environmental remediation recovery proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. It is not possible to reasonably estimate the costs associated with any remedial work to be performed until the studies at the Illinois site and these other sites have been completed, the scope of work defined and a method of remediation selected and approved by the relevant state authorities.
Management believes that the Company's potential liability with respect to such remediation will not have any material adverse effect on the Company.

         In 1990, a lawsuit was brought in Los Angeles Superior Court against the Company and certain of its former officers by Special Devices, Inc. ("Special Devices"), a landlord at one of the Company's former California facilities, and Placerita Land and Farming Company, a predecessor of Special Devices, in which plaintiffs sought to recover in excess of $15.0 million for compensatory damages and an unspecified sum for punitive damages. The plaintiffs alleged that the Company's waste handling practices diminished the value of the leased property, reduced future rental income and caused plaintiffs to incur substantial defense costs in connection with related legal proceedings. This action was settled in May 1995 with the Company paying $2.8 million in exchange for title to the subject real estate and a release of all claims. The Company recorded in discontinued operations a loss of $1.3 million, in fiscal 1995, based on the appraised value of the property. In November 1985, the Company entered into agreements with the California Department of Health Services obligating the Company to clean up soil and groundwater contaminated by hazardous materials on this property. Substantially all of the remedial work has been performed, with ongoing monitoring and water treatment activity expected to continue until 2002.

         Two of the Company's general liability insurance carriers filed actions in California Superior Court asking the Court to determine that their policies do not cover California environmental cleanup costs, damages to neighboring landowners for alleged personal injury and property damage, and related defense costs. The Company then brought counterclaims against other insurance carriers who had refused to contribute to defense and settlement costs for these matters. The Company has settled these cases by the payment of $350,000 to one of the carriers and the collection of an aggregate $846,500 on its counterclaims from the other carriers.

         The Company is also engaged in various other legal proceedings incidental to its business all of which are immaterial to the Company's operations.


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

                                                     High                Low
                                                     ----                ---
         Fiscal 1994
            First Quarter                          $ 10-1/2           $  9-1/8
            Second Quarter                           12                  9-1/4
            Third Quarter                            12                 10-1/2
            Fourth Quarter                           17-7/8             11

         Fiscal 1995
            First Quarter                          $ 16-5/8           $ 12-3/8
            Second Quarter                           13-5/8             10-3/4
            Third Quarter                            12-1/2             10-1/2
            Fourth Quarter                           13-5/8             10

         Fiscal 1996
            First Quarter                          $ 11.875           $ 10.750
            (through May 30, 1995)


         As of May 30, 1995, the number of stockholders of record of the Common Stock was 2,649. On May 30, 1995 the closing sales price of the Common Stock was $11.375.

         The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.06 per share on June 1, September 1 and December 1, 1993 and March 1 and June 1, 1994, and an increased dividend of $0.065 per share on September 1 and December 1, 1994 and March 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table provides selected financial data with respect to the consolidated statements of operations of the Company for the fiscal years ended March 31, 1995, 1994, 1993, 1992 and 1991 and the consolidated balance sheets of the Company at the end of each such period.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED MARCH 31,
                                                    ----------------------------------------------------------
                                                       1995         1994       1993        1992         1991
                                                    ----------   ---------   ---------   ---------   ---------
Revenues from continuing operations . . . . . .     $  102,692   $ 82,843    $ 64,671    $  56,790   $  58,247
                                                    ==========   =========   =========   =========   =========

Income (loss) from continuing operations before
  income taxes  . . . . . . . . . . . . . . . .     $   10,842   $   8,860   $   4,285   $    (507)  $   1,696
Provision (credit) for income taxes . . . . . .          3,457       3,060         962         (77)        503
                                                    ----------   ---------   ---------   ---------   ---------
  Income (loss) from continuing operations  . .          7,385       5,800       3,323        (430)      1,193

  Income (loss) from discontinued operations  .         (4,852)      1,084       1,810      (8,985)     (5,202)
                                                    ----------   ---------   ---------   ---------   ---------
Net income (loss) . . . . . . . . . . . . . . .     $    2,533   $   6,884   $   5,133   $  (9,415)  $  (4,009)
                                                    ==========   =========   =========   =========   =========

Earnings (loss) per share:
Income (loss) from continuing operations  . . .     $     1.45   $    1.13   $    0.65   $   (0.08)  $    0.23
Income (loss) from discontinued operations  . .          (0.95)       0.21        0.36       (1.77)      (1.02)
                                                    ----------   ---------   ---------   ---------   ---------
Earnings (loss) per share . . . . . . . . . . .     $     0.50   $    1.34   $    1.01   $   (1.85)  $   (0.79)
                                                    ==========   =========   =========   =========   =========

Dividends declared and paid per share . . . . .     $    0.255   $    0.24   $    1.56   $    --     $    0.24
Total assets  . . . . . . . . . . . . . . . . .     $  129,396   $ 125,857   $  97,763   $ 104,905   $ 159,828
Long-term debt  . . . . . . . . . . . . . . . .     $   37,021   $  33,168   $  12,387   $     528   $  42,052
Shareholders' equity  . . . . . . . . . . . . .     $   64,502   $  65,953   $  61,214   $  63,735   $  73,162
Book value per share  . . . . . . . . . . . . .     $    12.72   $   12.71   $   11.95   $   12.54   $   14.40
Shares outstanding at year-end  . . . . . . . .          5,070       5,189       5,122       5,084       5,080


         See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 of the Notes to Financial Statements included in Item 8 hereof for additional financial information relating to acquisitions included in the data above.

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

         Revenue from continuing operations in 1995 was $102.7 million, an increase of $19.8 million or 24% from 1994, compared with a $18.2 million or 28% increase from 1993 to 1994. Gross profit in 1995 increased $5.8 million or 23% from 1994, compared with an increase of $5.0 million or 25% from 1993 to 1994. Operating profit from continuing operations for 1995 was $16.7 million, an increase of $2.9 million or 21% from 1994, compared with an increase of $2.3 million or 20% from 1993 to 1994. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment, and additional information regarding industry segments is contained in Note 12 of the Notes to Financial Statements.

         Net income, including discontinued operations, for 1995 was $2.5 million or $.50 per share, compared to $6.9 million or $1.34 per share in 1994. These changes in net income were affected both by operating profit, as discussed in the Business Segment sections below, and by discontinued operations, as discussed in the Discontinued Operations section below. Net loss from discontinued operations, including disposal losses, was $4.9 million or $.95 in 1995 and accounted for net income of $1.1 million or $.21 per share in 1994.

         In the fourth quarter of 1995 the Company sold primarily all of the assets and business of its chaff products operation and recorded a pre-tax loss of $0.6 million as discussed below in the Discontinued Operations section. In August, 1994 the Company acquired Industrial Retaining Ring Company as discussed below in the Acquisitions section and the Business Segment section.

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

         Fiscal 1993 results were impacted by a pre-tax charge of $0.5 million for the final costs of downsizing the corporate staff and relocating corporate headquarters from California to New Jersey.

         Interest expense increased $1.7 million in 1995 primarily as a result of increased bank borrowings used for the acquisition of Industrial Retaining Ring Company, as discussed below in the Liquidity and Capital Resources section, and higher interest rates on the Company's debt in fiscal 1995 due to increases in the prime interest rate throughout the year. Interest expense increased $1.0 million from 1993 to 1994 primarily as a result of increased bank borrowings used for the acquisitions of Palnut and Electrical Specialties Company.

         New orders received during 1995 by continuing operations totaled $104.5 million, an increase of $17.1 million or 20% from 1994. New orders received during 1994 by continuing operations totaled $87.3 million, an increase of $27.6 million or 46% from 1993. New orders are discussed below by industry segment. At March 31, 1995, total backlog of unfilled orders was $34.4 million, compared to $30.9 million and $25.8 million at March 31, 1994 and 1993, respectively.

         During 1994 two new accounting standards were adopted effective April 1, Statement of Financial Accounting Standards No. 106 and No. 109. Statement No. 106, related to post-retirement benefits other than pensions, resulted in a pre-tax charge to income of $0.4 million in 1994, while Statement No. 109, related to income taxes, had no material effect on 1994 earnings. The corporation's liquidity and cash flow were not affected by these accounting changes.

         In March 1994, the Company adopted Statement of Financial Accounting Standard No. 115, related to accounting for certain investments in debt and equity securities. Adoption of this statement resulted in a gross unrealized holding loss of $1.6 million, reported as a reduction to stockholders' equity in the March 31, 1994 balance sheet.


ACQUISITIONS

         Effective August 31, 1994, the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $14.8 million in cash and the assumption of liabilities. Industrial Retaining Ring Company manufactures retaining rings and clips used primarily in the heavy equipment and industrial machinery industries. Sales on an annual basis approximate $9 million.

         On July 28, 1993, the Company acquired the assets and business of Electrical Specialties Company for a total purchase price of $1.7 million in cash. Electrical Specialties Company manufactures electrical cables and wire harnesses for the heavy equipment industry. In the fourth quarter of fiscal 1995 this product line, which is located at the TransTechnology Electronics division, was classified with discontinued operations.

         On August 2, 1993, the Company acquired substantially all of the assets of the Palnut fastener operation ("Palnut") of TRW Inc. for a total purchase price of $20.5 million in cash and the assumption of certain liabilities consisting primarily of trade payables and accrued expenses aggregating approximately

$1.4 million. The Palnut operation manufactures single and multi-thread metal fasteners, for the automotive and industrial products industries. Sales on an annual basis approximate $29 million.


DISCONTINUED OPERATIONS

         In March 1995, the Company sold substantially all of the assets and business of its chaff products operation for $6.7 million in cash. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. The Company retained the chaff avionics product line and negotiated its sale separately in May 1995. Also, in March 1995, the Company discontinued and is negotiating the sale of its computer graphics service operations which operate under the name TransTechnology Systems & Services, and its Electronics division, which includes Electronic Connections and Assemblies, Inc. The domestic portion of the computer graphics service operations was sold in June 1995.

         In March 1994, the Company sold its Federal Laboratories division for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. Common stock. The sale of this division resulted in a after-tax gain of $0.5 million. Additional after-tax disposal costs of $0.5 million were recorded in 1995 in connection with the sale.

         During 1992, the Company adopted a restructuring plan which provided for the sale of its Financial Systems, Gessner , Lloyd and Belfort divisions, and the discontinuance of its Computer Graphics manufacturing operation. At March 31, 1992, the Company had completed the sale of its Financial Systems division, and had classified all of these businesses for financial reporting purposes as discontinued operations. On May 29, 1992, and June 4, 1992, the Company completed the sales of its Gessner and Lloyd divisions, respectively. The Company received cash of $4.3 million, long term notes of $2.0 million, and a receivable of $0.3 million. In the fourth quarter of 1995 and 1993, the Company reported an after-tax loss and gain on disposal of these divisions of $0.4 million and $0.4 million, respectively. These additional costs and income represented adjustments to previous estimates related to litigation matters. In January 1993, the Company sold its Belfort division for $1.0 million in cash and a $1.7 million note receivable.
After-tax income of $1.0 million and $0.4 million were recorded in the fourth quarter of 1994 and 1993, respectively, from this transaction. Additionally, as part of the sale, the Company consigned $1.3 million of inventory under a five-year contractual purchase agreement of which $0.7 million remained at March 31, 1995. The Company retained one weather instrument product line and is negotiating its sale separately from the above transaction. Additional after-tax costs of $0.1 and $0.9 million were recorded in 1994 and 1993, respectively, in connection with the Company's former Computer Graphics manufacturing operation, which was discontinued in August, 1991. These additional costs were for actual and estimated future discontinuation costs.

         Additional after-tax net costs of $0.7 million and $0.7 million were recorded in 1995 and 1993 in connection with the Company's former Space Ordinance Systems division, which was sold in May 1990, and an after-tax gain on disposal of $0.2 million was recorded in 1994. These additional costs and income represent adjustments to previous estimates related to litigation and environmental matters.

         Additional after-tax costs of $0.3 million were recorded in 1995 in connection with other previously discontinued and sold operations. These additional costs represent adjustments to previous estimates related to environmental matters.

SPECIALTY FASTENER PRODUCTS SEGMENT

         1995 COMPARED WITH 1994

         Sales for the Specialty Fastener Products segment were $71.1 million in 1995, an increase of $18.8 million or 36% from 1994. The increase in sales was primarily due to the inclusion of twelve months of Palnut fastener operations in 1995 versus eight months in 1994, the inclusion of eight months of Industrial Retaining Ring Company operations in 1995, and increased industrial and truck fastener demand for gear-driven fasteners in fiscal 1995.

         Operating profit for the Specialty Fastener Products segment was $16.5 million in 1995, an increase of $6.5 million or 65% from 1994. The primary factors contributing to the segments increased operating profit in 1995 were the inclusion of eight months of Industrial Retaining Ring Company operations, the inclusion of twelve months of Palnut fastener operations in 1995 versus eight months in 1994 and increased shipments of gear-driven fasteners.

         In 1995, new orders in the Specialty Fastener Products segment increased $14.4 million or 24% from 1994. The primary reasons for the increase were the inclusion of twelve months of Palnut fastener operations in 1995 versus eight months in 1994, the inclusion of eight months of Industrial Retaining Ring Company operations and the increased demand for gear-driven fasteners. Backlog of unfilled orders was $12.7 million at March 31, 1995, compared to $9.5 million at March 31, 1994.

         1994 COMPARED WITH 1993

         Sales for the Specialty Fastener Products segment were $52.3 million in 1994, an increase of $23.3 million or 80% from 1993. The increase in sales was primarily due to the inclusion of eight months of Palnut fastener operations and increased sales of gear-driven fasteners.

         Operating profit for the Specialty Fastener Products segment was $10.0 million in 1994, an increase of $4.5 million or 81% from 1993. The primary factors contributing to the segment's increased operating profit in 1994 were the inclusion of eight months of the Palnut threaded fastener operations and increased shipments of gear-driven fasteners.

         In 1994, new orders in the Specialty Fastener Products segment increased $29.7 million or 99% from 1993. All product lines experienced increased new orders in 1994 over 1993. This increase was due primarily to the acquisition of the Palnut product line. Backlog of unfilled orders was $9.5 million at March 31, 1994, compared to $2.5 million at March 31, 1993.


RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

         1995 COMPARED WITH 1994

         Sales for the Rescue Hoist and Cargo Hook Products segment were flat in 1995 at $30.0 million. All three product lines in this segment, rescue hoists and related spare parts, cargo hooks, and tie-downs, experienced virtually identical sales as in 1994.

         Operating profit for the Rescue Hoist and Cargo Hook Products segment was $0.2 million in 1995, a decrease of $3.6 million or 96% from 1994. The decrease was primarily due to reduced margins for all product lines through the first three quarters from shipments on low profit contracts.

         In 1995 new orders in the Rescue Hoist and Cargo Hook Products segment increased by $2.7 million or 10% from 1994. New orders for rescue hoists and related spare parts were up $5.2 million or 27%, new orders for cargo hooks were down $2.8 million or 35%, and new orders for tie-downs were up $0.3 million or 55%, in 1995 over 1994. These changes were primarily due to customer timing of order placement. At March 31, 1995, the backlog of unfilled orders was $21.8 million, compared to $21.4 million at March 31, 1994.

         Sales related to United States Government contracts, which consist primarily of defense contracts and represent approximately 18% of the Company's total 1995 sales from continuing operations, have been declining in recent years. While management remains concerned with the continued trend toward reductions in defense spending, many of the Company's defense related programs, as well as spare parts requirements for these programs, will continue for several years, though there can be no assurances in that regard. Moreover, the Company is well on its way in implementing a strategy of developing its non-defense businesses through acquisitions and refocused foreign and commercial market attention.

         1994 COMPARED WITH 1993

         Sales for the Rescue Hoist and Cargo Hook Products segment were $29.6 million in 1994, a decrease of $5.4 million or 16% from 1993. Fiscal 1994 sales of rescue hoists and related spare parts and tie-downs decreased $8.0 million or 27% from 1993 due primarily to delays in the timing of customers placing new orders in 1994, increased competition resulting in reduced tie-down orders and the settlement of a contract termination claim for a pre-tax profit of $1.9 million in the fourth quarter of 1993. Sales of cargo hooks increased $2.6 million or 51% primarily due to timing of customer orders.

         Operating profit for the Rescue Hoist and Cargo Hook Products segment was $3.8 million for 1994, a decrease of $2.2 million or 37% from 1993. The decrease was primarily due to the reduced shipments of rescue hoists and related spare parts, offset by increased cargo hook shipments, as mentioned above.

         New orders for the Rescue Hoist and Cargo Hook Products segment decreased in 1994 by $2.1 million or 7%. Cargo hook new orders increased while rescue hoists and related spare parts and tie-downs experienced decreased new orders in 1994, primarily due to the timing of customer orders. At March 31, 1994, the backlog of unfilled orders was $21.4 million, compared to $23.3 million at March 31, 1993.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's debt-to-capitalization ratio was 38%, 34% and 17% as of March 31, 1995, 1994 and 1993, respectively. The current ratio at March 31, 1995, stood at 3.25 compared to 3.49 and 3.27 at March 31, 1994 and 1993, respectively. Working capital was $53.1 million at March 31, 1995, down $0.8 million from March 31, 1994 and up $9.6 million from March 31, 1993.

         At March 31, 1995, the Company's debt consisted of $16.3 million of borrowings under a revolving bank credit line, an $8.1 million bank term loan, a $15.0 million bank term loan and $1.0 million of other borrowings. The revolving bank credit line commitment is $35.0 million and is subject to a borrowing base formula. This commitment, which was available to the Company through September 30, 1995, was refinanced on June 30, 1995. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. All fixed assets other than real property with the exception of certain real property located in Mountainside, New Jersey, are also included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5.0 million. Letters of credit under the line at March 31, 1995 were $1.6 million. Interest is accrued at the lending bank's prime rate or, at the Company's option, the London Interbank Offered Rate plus two percentage points, which the Company was utilizing for $16.3 million of outstanding borrowings at March 31, 1995. The agreement contains customary operating and financial covenants typical to this form of financing and further provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. For the year ended March 31, 1995, the Company was not in compliance with the net income covenant, and paid dividends in excess of 25% of the Company's cumulative net income for the year. The Company has received waivers of acceptance from the lenders for both these covenant non-compliance issues. The $8.1 million term loan, which was used to acquire the Palnut fastener operation in August 1993, is with the same lenders as the revolving credit line, is secured by the same collateral, and is due and payable on August 31, 1998. Principal payments of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Interest accrues at the lending bank's prime rate and is payable monthly. In connection with the Industrial Retaining Ring Company acquisition, in September 1994, the Company obtained a $15.0 million term loan with the same lender as the revolving credit line and secured by the same collateral. This term loan is due and payable in equal quarterly installments of $937,500 commencing on December 31, 1995. Interest accrues at the lending bank's prime rate and is payable monthly. The $8.1 and $15.0 million term loans were also refinanced on June 30, 1995.

         On May 13, 1994, the Company obtained authorization from its lender to repurchase up to 200,000 shares of the Company's common stock at an aggregate price not to exceed $2.5 million. At March 31, 1995, the Company had repurchased 172,500 shares at an aggregate cost of $2.1 million.

         Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in 1995 were $5.0 million as compared with $5.0 million in 1994. The Company's two industry segments have similar cash flow requirements.

         The Company is subject to various contingencies related to land and groundwater contamination at several facilities. These matters are described in Note 10 of the Notes to Financial Statements. Management believes that, after taking into consideration information provided by counsel, the resolution of these matters will not have a materially adverse effect on the Company's liquidity.

         On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Gothenburg, Sweden for approximately $43,000,000 plus the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. In 1994 the Group's consolidated revenues from its manufacturing operations in Germany, the UK, Brazil and U.S.A. were approximately $73.0 million with an operating income of $4.4 million. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities. Financing for the transaction was provided through a new $115,000,000 credit facility provided by a bank.

          The credit facility, structured as a $25,000,000, 7 year term loan, a $50,000,000, 4-1/2 year term loan, a $34,000,000 revolving crecdit facility, and $6,000,000 of international lines of credit, is secured by all of the assets of the Company and its subsidiaries. Interest rates are tied to either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial goals. The facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6,500,000 for the fiscal year ending March 31, 1996, and $7,000,000 thereafter for the life of the loan, as well as containing other customary financial covenants.

          Proceeds from the new credit facility were also used to retire the Company's existing bank debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                               Table of Contents

                                                                                                          Page
                                                                                                          ----
Financial Statements:

Independent Auditors' Report                                                                               16

Consolidated Balance Sheets as of March 31, 1995 and 1994                                                  17

Statements of Consolidated Operations for years ended March 31, 1995, 1994 and 1993                        18

Statements of Consolidated Cash Flows for years ended March 31, 1995, 1994 and 1993                        19

Statements of Consolidated Stockholders' Equity for years ended March 31, 1995, 1994
         and 1993                                                                                          20

Notes to Consolidated Financial Statements                                                                 21


Financial Statement Schedules:

Schedule II --
         Consolidated Valuation and Qualifying Accounts for years ended March 31, 1995,
         1994 and 1993                                                                                     34




         Schedules required by Article 5 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 1995 and 1994 and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. Our audits also included the consolidated financial statement schedule listed in the Table of Contents at Item 8. These financial statements and the financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Parsippany, New Jersey

June 20, 1995
(June 30, 1995 as to Note 11)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                       MARCH 31,
                                                                                             -----------------------------
                                                                                                 1995             1994
                                                                                             ------------     ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                   $  1,544,000     $  3,027,000
 Accounts receivable:
  United States Government                                                                      1,204,000        2,815,000
  Commercial (net of allowance for doubtful accounts of $103,000
   and $271,000 in 1995 and 1994, respectively)                                                18,280,000       19,500,000
 Notes receivable                                                                                 836,000        2,814,000
 Inventories                                                                                   25,239,000       35,786,000
 Prepaid expenses and other current assets                                                      2,706,000        2,932,000
 Deferred income taxes                                                                          2,592,000        4,253,000
 Net assets of discontinued businesses                                                         24,269,000        4,309,000
                                                                                             ------------     ------------
  Total current assets                                                                         76,670,000       75,436,000
                                                                                             ------------     ------------
Property:
 Land                                                                                           4,330,000        5,223,000
 Buildings                                                                                     13,268,000       15,657,000
 Machinery and equipment                                                                       21,772,000       32,611,000
 Furniture and fixtures                                                                         3,043,000        4,050,000
 Leasehold improvements                                                                           161,000          671,000
                                                                                             ------------     ------------
  Total                                                                                        42,574,000       58,212,000
 Less accumulated depreciation and amortization                                                13,040,000       22,204,000
                                                                                             ------------     ------------
  Property -net                                                                                29,534,000       36,008,000
                                                                                             ------------     ------------
Other assets:
 Notes receivable                                                                               3,274,000        4,061,000
 Costs in excess of net assets of acquired businesses (net of accumulated amortization:
  $2,793,000 and $2,423,000 in 1995 and 1994, respectively)                                    12,813,000        3,117,000
 Other                                                                                          7,105,000        7,235,000
                                                                                             ------------     ------------
  Total other assets                                                                           23,192,000       14,413,000
                                                                                             ------------     ------------
  Total                                                                                      $129,396,000     $125,857,000
                                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                                           $  3,356,000     $  1,479,000
 Accounts payable-trade                                                                         9,147,000        7,489,000
 Accrued compensation                                                                           4,247,000        4,570,000
 Accrued income taxes                                                                             591,000          943,000
 Other current liabilities                                                                      6,267,000        7,109,000
                                                                                             ------------     ------------
  Total current liabilities                                                                    23,608,000       21,590,000
                                                                                             ------------     ------------
Long-term debt payable to banks and others                                                     37,021,000       33,168,000
                                                                                             ------------     ------------
Other long-term liabilities                                                                     4,265,000        5,146,000
                                                                                             ------------     ------------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                                           --               --
 Common stock-authorized, 14,700,000 shares of $.01 par value;  issued 5,242,316
  and 5,189,104 shares in 1995 and 1994, respectively                                              52,000           52,000
 Additional paid-in capital                                                                    45,802,000       45,283,000
 Retained earnings                                                                             23,418,000       22,186,000
 Other stockholders' equity                                                                    (2,680,000)      (1,568,000)
                                                                                             ------------     ------------
                                                                                               66,592,000       65,953,000
 Less treasury stock, at cost - 1995, 172,500 shares                                           (2,090,000)           --
                                                                                             ------------     ------------
  Total stockholders' equity                                                                   64,502,000       65,953,000
                                                                                             ------------     ------------
  Total                                                                                      $129,396,000     $125,857,000
                                                                                             ============     ============

- - --------------------------------------
See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                        FOR THE YEARS ENDED MARCH 31,
                                                                ---------------------------------------------
                                                                     1995            1994            1993
                                                                -------------   -------------   -------------
Revenues:
 Sales                                                          $ 101,122,000   $  81,873,000   $  63,999,000
 Interest Income                                                      760,000         675,000         514,000
 Other Income                                                         810,000         295,000         158,000
                                                                -------------   -------------   -------------
  Total                                                           102,692,000      82,843,000      64,671,000
Cost of goods sold                                                 71,968,000      57,887,000      44,676,000
                                                                -------------   -------------   -------------
Gross profit                                                       30,724,000      24,956,000      19,995,000
General, administrative and selling expenses                       17,044,000      14,599,000      10,996,000
Environmental charge                                                    7,000         374,000       4,167,000
Corporate office relocation                                            --              --             468,000
Interest expense                                                    2,831,000       1,123,000          79,000
                                                                -------------   -------------   -------------
Income from continuing operations before income taxes              10,842,000       8,860,000       4,285,000
Provision for income taxes                                          3,457,000       3,060,000         962,000
                                                                -------------   -------------   -------------
Income from continuing operations                                   7,385,000       5,800,000       3,323,000

Discontinued operations:
 (Loss) income from operations (net of applicable tax
  benefits of $1,619,000 and $213,000 for 1995 and
  1994, respectively, and net of applicable tax provision
  of $366,000 for 1993)                                            (2,602,000)        324,000       1,881,000
 (Loss) gain from disposal (net of applicable tax benefits
  of $1,400,000 and $1,337,000 for 1995 and 1993,
  respectively, and net of applicable tax provision of
  $306,000 for 1994)                                               (2,250,000)        760,000         (71,000)
                                                                -------------   -------------   -------------
Net income                                                      $   2,533,000   $   6,884,000   $   5,133,000
                                                                =============   =============   =============
Earnings per share
 Income from continuing operations                              $        1.45   $        1.13   $        0.65
 (Loss) income from discontinued operations                             (0.95)           0.21            0.36
                                                                -------------   -------------   -------------
Income per share                                                $        0.50   $        1.34   $        1.01
                                                                =============   =============   =============
Number of shares used in computation of per share
 information                                                        5,109,000       5,143,000       5,095,000

- - ----------------------------------

See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOW

                                                                                       FOR THE YEARS ENDED MARCH 31,
                                                                                 ------------------------------------------
                                                                                     1995           1994           1993
                                                                                 ------------   ------------   ------------
Cash Flows From Operating Activities:
Net income                                                                       $  2,533,000   $  6,884,000   $  5,133,000

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                      5,349,000      4,505,000      3,369,000
 Provision for losses on accounts receivable                                           65,000        102,000         79,000
 Loss (gain) on sale or disposal of fixed assets and discontinued
  businesses                                                                          704,000       (452,000)        37,000
 Decrease (increase) in deferred income taxes                                       1,661,000     (1,124,000)      (216,000)
 Change in assets and liabilities net of acquisitions and dispositions:
  (Increase) decrease in accounts receivable                                       (2,672,000)       261,000        368,000
  Decrease (increase) in inventories                                                5,595,000       (200,000)      (968,000)
  (Increase) decrease in net assets of discontinued businesses                     (3,672,000)    (1,133,000)       523,000
  (Increase) decrease in other assets                                              (4,182,000)        93,000      4,485,000
  Increase in accounts payable                                                      3,211,000        506,000        105,000
  Increase in accrued compensation                                                  1,041,000      1,137,000        672,000
  Decrease in other liabilities                                                    (2,043,000)    (2,895,000)    (3,998,000)
  Decrease in income tax payable                                                     (121,000)      (928,000)    (1,238,000)
                                                                                 ------------   ------------   ------------
 Net cash provided by operating activities                                          7,469,000      6,756,000      8,351,000
                                                                                 ------------   ------------   ------------

Cash Flows from Investing Activities:
Business acquisitions                                                             (15,952,000)   (22,670,000)       --
Capital expenditures                                                               (5,033,000)    (4,973,000)    (5,514,000)
Proceeds from sale of fixed assets and discontinued business                        6,977,000      1,027,000      5,461,000
Decrease (increase) in notes receivable                                             2,515,000       (176,000)      (687,000)
                                                                                 ------------   ------------   ------------
 Net cash used in investing activities                                            (11,493,000)   (26,792,000)      (740,000)
                                                                                 ------------   ------------   ------------

Cash Flows from Financing Activities:
Proceeds from long-term borrowings                                                 42,019,000     34,400,000     28,174,000
Payments on long-term debt                                                        (36,289,000)   (12,178,000)   (27,414,000)
Proceeds from issuance of stock under stock option plan                               202,000        571,000        326,000
Stock repurchases and other                                                        (2,090,000)       --             --
Dividends paid                                                                     (1,301,000)    (1,235,000)    (7,990,000)
                                                                                 ------------   ------------   ------------
 Net cash provided by (used in) financing activities                                2,541,000     21,558,000     (6,904,000)
                                                                                 ------------   ------------   ------------
Net (decrease) increase in cash and cash equivalents                               (1,483,000)     1,522,000        707,000
Cash and cash equivalents at beginning of year                                      3,027,000      1,505,000        798,000
                                                                                 ------------   ------------   ------------
Cash and cash equivalents at end of year                                         $  1,544,000   $  3,027,000   $  1,505,000
                                                                                 ============   ============   ============
Supplemental Information:
Interest payments                                                                $  3,054,000   $  1,602,000   $    812,000
Income tax payments                                                              $  1,573,000   $  4,476,000   $    600,000

- - -------------------------------

On 3/1/94 the Company received marketable securities valued at $3.4 million from the sale of a discontinued business.


See accompanying notes to consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                                                            COMMON STOCK                  TREASURY STOCK            ADDITIONAL
FOR THE YEARS ENDED MARCH 31, 1995,                  -------------------------       -------------------------       PAID-IN
1994 AND 1993                                         SHARES            AMOUNT         SHARES        AMOUNT          CAPITAL
- - -----------------------------------                  ---------        ---------      --------    -------------    --------------
Balance, March 31, 1992                              5,083,792        $  51,000         --       $       --        $  44,290,000

Net income                                               --               --            --               --                --

Cash dividends ($1.56 per share)                         --               --            --               --                --

Issuance of stock under stock option plan               37,812            --            --               --              326,000

Foreign translation adjustments                          --               --            --               --                --
                                                     ---------        ---------      --------    -------------    --------------

Balance, March 31, 1993                              5,121,604           51,000         --               --           44,616,000

Net income                                               --               --            --               --                --

Cash dividends ($.24 per share)                          --               --            --               --                --

Issuance of stock under stock option plan               57,415            1,000         --               --              570,000

Issuance of stock under incentive bonus
 plan                                                   10,085            --            --               --               97,000

Foreign translation adjustments                          --               --            --               --                --

Unrealized investment holding losses                     --               --            --               --                --
                                                     ---------        ---------      --------    -------------    --------------

Balance, March 31, 1994                              5,189,104           52,000         --               --           45,283,000

Net Income                                               --               --            --               --                --

Cash dividends ($.255 per share)                         --               --            --               --                --

Purchase of treasury stock                               --               --         (172,500)      (2,090,000)            --

Issuance of stock under stock option plan               24,789            --            --               --              202,000

Issuance of stock under incentive bonus
 plan - net                                             28,423            --            --               --              317,000

Foreign translation adjustments                          --               --            --               --                --

Unrealized investment holding losses                     --               --            --               --                --
                                                     ---------        ---------      --------    -------------    --------------

Balance, March 31, 1995                              5,242,316        $  52,000      (172,500)   $  (2,090,000)    $  45,802,000
                                                     =========        =========      ========    =============    ==============

                                                                                OTHER
FOR THE YEARS ENDED MARCH 31, 1995,                       RETAINED          STOCKHOLDERS'
1994 AND 1993                                             EARNINGS             EQUITY             TOTAL
- - -----------------------------------                   ---------------      ---------------   ---------------
Balance, March 31, 1992                               $    19,394,000      $         --      $    63,735,000

Net income                                                  5,133,000                --            5,133,000

Cash dividends ($1.56 per share)                           (7,990,000)               --           (7,990,000)

Issuance of stock under stock option plan                       --                   --              326,000

Foreign translation adjustments                                 --                  10,000            10,000
                                                      ---------------      ---------------   ---------------

Balance, March 31, 1993                                    16,537,000               10,000        61,214,000

Net income                                                  6,884,000                --            6,884,000

Cash dividends ($.24 per share)                            (1,235,000)               --           (1,235,000)

Issuance of stock under stock option plan                       --                   --              571,000

Issuance of stock under incentive bonus
 plan                                                           --                 (65,000)           32,000

Foreign translation adjustments                                 --                  56,000            56,000

Unrealized investment holding losses                            --              (1,569,000)       (1,569,000)
                                                      ---------------      ---------------   ---------------

Balance, March 31, 1994                                    22,186,000           (1,568,000)       65,953,000

Net Income                                                  2,533,000                --            2,533,000

Cash dividends ($.255 per share)                           (1,301,000)               --           (1,301,000)

Purchase of treasury stock                                      --                   --           (2,090,000)

Issuance of stock under stock option plan                       --                   --              202,000

Issuance of stock under incentive bonus
 plan - net                                                     --                (122,000)          195,000

Foreign translation adjustments                                 --                  54,000            54,000

Unrealized investment holding losses                            --              (1,044,000)       (1,044,000)
                                                      ---------------      ---------------   ---------------

Balance, March 31, 1995                               $    23,418,000      $    (2,680,000)  $    64,502,000
                                                      ===============      ===============   ===============

- - -------------------------------------------

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       SUMMARY OF ACCOUNTING PRINCIPLES

         Principles of Consolidation. The accompanying consolidated financial statements include the accounts of TransTechnology Corporation ("the Company") and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

         Related Party. Research Industries Incorporated owns approximately 22% of the Company's outstanding common stock. Two former directors of the Company are the only shareholders of Research Industries Incorporated, and each of these directors had a consulting contract with the Company; one for $1.4 million and one for $0.7 million. Of the total $2.1 million original contracts, $0.7, $0.9 and $0.5 million has been expensed and paid during fiscal 1995, 1994 and 1993, respectively.

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

         Research, Development and Engineering Costs. Research and development costs and engineering costs in support of active products, which are charged to expense when incurred, amounted to $1.4 million, $1.4 million and $1.0 million in 1995, 1994 and 1993, respectively. Included in these amounts were expenditures of $0.4 million, $0.6 million and $0.4 million in 1995, 1994 and 1993, respectively, which represent costs related to research and development activities.

         Income Taxes. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Statement No. 109 requires a change from the deferred method of accounting for income taxes of APB Option 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The adoption of Statement No. 109 had no material effect on the financial statements.

         Postretirement Benefits Other Than Pensions. The Company makes contributions toward the cost of providing certain health care and life insurance benefits to certain retirees, their beneficiaries and covered dependents. Company contributions in 1993 were expensed as paid. The accrual method of accounting for these benefits was adopted April 1, 1993 in accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions."

         Investments. On March 1, 1994 the Company acquired 465,000 shares of Mace Security International common stock, valued at $3.4 million, as partial payment for the sale of a division. At March 31, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". The aggregate fair market value of the investment at March 31, 1995 and 1994 was $0.8 and $1.8 million, respectively. This investment has been classified as available for sale, and accordingly, gross unrealized holding losses of $2.6 million and $1.6 million are reported as a reduction to stockholders' equity in the March 31, 1995 and 1994 balance sheets, respectively.

2.       DISCONTINUED OPERATIONS

         In March 1995, the Company sold substantially all of the assets and business of its chaff products operation for $6.7 million in cash. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. The Company retained the chaff avionics product line and negotiated its sale separately in May 1995. Also, in March 1995, the Company discontinued and is negotiating the sale of its computer graphics service operations which operate under the name TransTechnology Systems & Services, and its Electronics division, which includes Electronic Connections and Assemblies, Inc. The domestic portion of the computer graphics service operations was sold in June 1995.

         In March 1994, the Company sold its Federal Laboratories division for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. Common stock. The sale of this division resulted in a after-tax gain of $0.5 million. Additional after-tax disposal costs of $0.5 million were recorded in 1995 in connection with the sale.

         During 1992, the Company adopted a restructuring plan which provided for the sale of its Financial Systems, Gessner , Lloyd and Belfort divisions, and the discontinuance of its Computer Graphics manufacturing operation. At March 31, 1992, the Company had completed the sale of its Financial Systems division, and had classified all of these businesses for financial reporting purposes as discontinued operations. On May 29, 1992, and June 4, 1992, the Company completed the sales of its Gessner and Lloyd divisions, respectively. The Company received cash of $4.3 million, long term notes of $2.0 million, and a receivable of $0.3 million. In the fourth quarter of 1995 and 1993, the Company reported an after-tax loss and gain on disposal of these divisions of $0.4 million and $0.4 million, respectively. These additional costs and income represented adjustments to previous estimates related to litigation matters. In January 1993, the Company sold its Belfort division for $1.0 million in cash and a $1.7 million note receivable. After-tax income of $0.1 million and $0.4 million were recorded in the fourth quarter of 1994 and 1993, respectively, from this transaction. Additionally, as part of the sale, the Company consigned $1.3 million of inventory under a five-year contractual purchase agreement of which $0.7 million remained at March 31, 1995. The Company retained one weather instrument product line and is negotiating its sale separately from the above transaction. Additional after-tax costs of $0.1 and $0.9 million were recorded in 1994 and 1993, respectively, in connection with the Company's former Computer Graphics manufacturing operation, which was discontinued in August, 1991. These additional costs were for actual and estimated future discontinuation costs.

         Additional after-tax net costs of $0.7 million and $0.7 million were recorded in 1995 and 1993 in connection with the Company's former Space Ordinance Systems division, which was sold in May 1990, and an after-tax gain on disposal of $0.2 million was recorded in 1994. These additional costs and income represent adjustments to previous estimates related to litigation and environmental matters.

         Additional after-tax costs of $0.3 million were recorded in 1995 in connection with other previously discontinued and sold operations. These additional costs represent adjustments to previous estimates related to environmental matters.

         Operating results of the discontinued businesses were as follows:

                                                               1995               1994             1993
                                                          --------------    ---------------    -------------
Total revenues  . . . . . . . . . . . . . . . . . .       $   35,515,000    $    43,661,000    $  38,452,000
                                                          ==============    ===============    =============
(Loss) income before income taxes . . . . . . . . .       $   (4,221,000)   $       111,000    $   2,247,000
Income tax (benefit) provision  . . . . . . . . . .           (1,619,000)          (213,000)         366,000
                                                          --------------    ---------------    -------------
(Loss) income from operations . . . . . . . . . . .       $   (2,602,000)   $       324,000    $   1,881,000
                                                          ==============    ===============    =============

         The loss from operations includes interest expense of $488,000, $523,000 and $708,000 in 1995, 1994 and 1993, respectively.

         Net assets of the discontinued businesses at March 31, 1995 and 1994 were as follows:

                                                                                    1995            1994
                                                                                ------------     -----------
Accounts Receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  6,344,000     $    25,000
Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,993,000         186,000
Property  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,109,000       3,203,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,755,000       1,198,000
Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (4,932,000)       (303,000)
                                                                                ------------     -----------
Net Assets of Discontinued Businesses . . . . . . . . . . . . . . . . . . .     $ 24,269,000     $ 4,309,000
                                                                                ============     ===========

         Other assets and liabilities retained by the Company associated with the discontinued businesses at March 31, 1995 and 1994 are included in the following balance sheet captions:

                                                                                    1995           1994
                                                                                ------------    -----------
Prepaid Expenses and Other Current Assets . . . . . . . . . . . . . . . . .      $   246,000    $   376,000
Other Long-term Assets  . . . . . . . . . . . . . . . . . . . . . . . . . .      $   734,000    $   821,000
Other Current Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .      $  (150,000)   $    --

3.       ACQUISITIONS

         Effective August 31, 1994, the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $14.8 million in cash and the assumption of liabilities. Industrial Retaining Ring Company manufactures retaining rings and clips used primarily in the heavy equipment and industrial machinery industries.

On July 28, 1993 the Company acquired the assets and business of Electrical Specialties Company for a total purchase price of $1.7 million in cash. Electrical Specialties Company manufactures electrical cables and wire harnesses for the heavy equipment industry. In the fourth quarter of fiscal 1995 this product line, which is located at the TransTechnology Electronics division, was classified with discontinued operations.

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

         The following summarizes TransTechnology Corporation's unaudited combined Proforma Revenue, Net Income and Earnings (Loss) per Share information prepared as if the acquisitions of the Industrial Retaining Ring Company and Palnut threaded fastener business had occurred at the beginning of the periods presented.

                                                                          FOR THE YEARS ENDED MARCH 31,
                                                                     ---------------------------------------
                                                                                   (UNAUDITED)
                                                                     ---------------------------------------
                                                                           1995                   1994
                                                                     ----------------       ----------------
Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    106,584,000       $    101,117,000
                                                                     ================       ================

Income from Continuing Operations . . . . . . . . . . . . . . .      $      8,379,000       $      8,232,000

(Loss) income from Discontinued Operations  . . . . . . . . . .            (4,852,000)             1,084,000
                                                                     ----------------       ----------------

Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .      $      3,527,000       $      9,316,000
                                                                     ================      =================

Earnings per Share from Continuing Operations . . . . . . . . .      $           1.64       $           1.60
(Loss) earnings per Share from Discontinued Operations  . . . .                 (0.95)                  0.21
                                                                     ----------------       ----------------


Earnings per Share  . . . . . . . . . . . . . . . . . . . . . .      $           0.69       $           1.81
                                                                     ================       ================


4.       INVENTORIES

         Inventories at March 31 consisted of the following:

                                                                                   1995             1994
                                                                               ------------    -------------
Finished goods  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,152,000    $   5,057,000
Work-in-process:
 U.S. Government contracts  . . . . . . . . . . . . . . . . . . . . . . . .       1,530,000        1,515,000
 Commercial   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,337,000        6,074,000
Purchased and manufactured parts  . . . . . . . . . . . . . . . . . . . . .      15,220,000       23,140,000
                                                                               ------------    -------------
 Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 25,239,000    $  35,786,000
                                                                               ============    =============


5.       INCOME TAXES

         The components of total income (loss) from operations (including continuing and discontinued operations) before income taxes were:


                                                                  1995            1994             1993
                                                              -------------  --------------   --------------
Domestic  . . . . . . . . . . . . . . . . . . . . . . . .     $   3,694,000  $   11,010,000   $    4,927,000
Foreign . . . . . . . . . . . . . . . . . . . . . . . . .          (723,000)       (973,000)         197,000
                                                              -------------  --------------   --------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . .     $   2,971,000  $   10,037,000   $    5,124,000
                                                              =============  ==============   ==============

         The provision (benefit) for income taxes is summarized below:

                                                               1995             1994              1993
                                                           -----------      -------------     ------------
Currently payable:
 Domestic   . . . . . . . . . . . . . . . . . . . . .      $   140,000      $  2,987,000      $  1,314,000
 Foreign  . . . . . . . . . . . . . . . . . . . . . .             --            (109,000)          203,000
 State  . . . . . . . . . . . . . . . . . . . . . . .          208,000           734,000          (256,000)
                                                           -----------      -------------     ------------
                                                               348,000         3,612,000         1,261,000
Deferred  . . . . . . . . . . . . . . . . . . . . . .           90,000          (459,000)       (1,270,000)
                                                           -----------      -------------     ------------
 Total  . . . . . . . . . . . . . . . . . . . . . . .      $   438,000      $  3,153,000      $     (9,000)
                                                           ===========      =============     ============


         The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below:


                                                           1995               1994                1993
                                                       ------------       --------------      ------------
Continuing  . . . . . . . . . . . . . . . . . .        $  3,457,000       $   3,060,000       $    962,000
Discontinued  . . . . . . . . . . . . . . . . .          (3,019,000)             93,000           (971,000)
                                                       ------------       -------------       ------------
Total . . . . . . . . . . . . . . . . . . . . .        $    438,000       $   3,153,000       $     (9,000)
                                                       ============       =============       ============


         The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                                                        1995           1994           1993
                                                                     ---------      ---------      ----------
Statutory federal rate  . . . . . . . . . . . . . . . . . . .            34.0%          34.0%           34.0%
State income taxes after federal income tax . . . . . . . . .             4.6%           4.7%            1.5%
Earnings of the foreign sales corporation . . . . . . . . . .            (2.6%)         (3.7%)         (10.7%)
Amortization of purchase adjustments not
  deductible for tax purposes . . . . . . . . . . . . . . . .             1.0%           1.5%            4.8%
Revision of prior years' tax accruals . . . . . . . . . . . .            (5.1%)         (1.7%)          (6.0%)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --           (0.3%)          (1.1%)
                                                                     ---------      ---------      ----------
Consolidated effective tax rate . . . . . . . . . . . . . . .            31.9%          34.5%           22.5%
                                                                     =========      =========      ==========

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

         The following is an analysis of accumulated deferred income taxes:

                                                                        1995                     1994
                                                                    -----------               -----------
Assets
     Current
       Inventory  . . . . . . . . . . . . . . . . . . .             $ 2,307,000               $ 3,582,000
       Other  . . . . . . . . . . . . . . . . . . . . .                 285,000                   671,000
                                                                    -----------               -----------
               Total Current  . . . . . . . . . . . . .               2,592,000                 4,253,000
                                                                    -----------               -----------

     Non-Current
       Environmental  . . . . . . . . . . . . . . . . .               1,274,000                 1,317,000
       Other  . . . . . . . . . . . . . . . . . . . . .                 360,000                      --
                                                                    -----------               -----------
               Total Non-Current  . . . . . . . . . . .               1,634,000                 1,317,000
                                                                    -----------               -----------
                    Total Assets  . . . . . . . . . . .             $ 4,226,000               $ 5,570,000
                                                                    ===========               ===========

Liabilities
     Non-Current
       Depreciation . . . . . . . . . . . . . . . . . .             $ 1,147,000               $ 1,157,000
                                                                    -----------               -----------
               Total Liabilities  . . . . . . . . . . .             $ 1,147,000               $ 1,157,000
                                                                    ===========               ===========

Summary-Accumulated Deferred Income Taxes
     Net Current Assets . . . . . . . . . . . . . . . .             $ 2,592,000               $ 4,253,000
     Net Non-Current Assets . . . . . . . . . . . . . .                 487,000                   160,000
                                                                    -----------               -----------
               Total  . . . . . . . . . . . . . . . . .             $ 3,079,000               $ 4,413,000
                                                                    ===========               ===========

6.       LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS

         Long-term debt payable, including current maturities, at March 31 consisted of the following:

                                                                       1995                     1994
                                                                  -------------            --------------
Credit Agreement - 8.3125%  . . . . . . . . . . . . . .           $  16,300,000             $       --
Credit Agreement - 5.50%  . . . . . . . . . . . . . . .                   --                   15,000,000
Credit Agreement - 5.375% . . . . . . . . . . . . . . .                   --                   10,000,000
Term Loan - 9.0% and 6.50% in 1995 and 1994,
   respectively . . . . . . . . . . . . . . . . . . . .               8,080,000                 9,160,000
Term Loan - 9.0%  . . . . . . . . . . . . . . . . . . .              15,000,000                     --
Other . . . . . . . . . . . . . . . . . . . . . . . . .                 997,000                   487,000
                                                                  -------------            --------------
                                                                     40,377,000                34,647,000
Less current maturities . . . . . . . . . . . . . . . .               3,356,000                 1,479,000
                                                                  -------------            --------------
Total . . . . . . . . . . . . . . . . . . . . . . . . .           $  37,021,000            $   33,168,000
                                                                  =============            ==============

Credit Agreement

         At March 31, 1995, outstanding bank debt consisted of a revolving credit facility which provides for borrowings and letters of credit of $35.0 million and two term loans totalling $23.1 million. Borrowing under the credit facility at March 31, 1995 was $16.3 million.

         The revolving credit facility, which was available to the Company through September 1995, was refinanced in June 1995 (see Note 11). Under this facility, accounts receivable, inventory and all fixed assets other than real property, with the exception of certain real property located in Mountainside, New Jersey, are pledged as collateral. Borrowings are limited to 80% of the unpaid face amount of eligible accounts receivable, plus the lesser of 50% of eligible net inventory or $18.0 million. Letters of credit, which are included in the borrowing base formula, are limited to $5.0 million. Letters of credit under this facility at March 31, 1995 were $1.6 million. Borrowing under this facility bears interest at the lending bank's prime rate. The agreement also gives the Company the option of using the London Interbank Offered Rate (LIBOR) plus two percentage points. At March 31, 1995, the Company had $16.3 million of borrowings using LIBOR. The agreement contains requirements for a minimum tangible net worth of $50.0 million at March 31, 1995; a quarterly maximum total liabilities to tangible equity ratio of 1.4 to 1.0 at March 31, 1995; a minimum annual working capital level of $40.0 million; a minimum annual cash flow coverage ratio of 1.1 to 1.0; and minimum net income of $5.0 million per year for the year ending on March 31, 1995. In addition, the agreement requires the Bank's approval for the repurchase of the Company's common stock, and provides that quarterly dividend payments cannot exceed 25% of the Company's cumulative net income in each year. For the year ended March 31, 1995, the Company was not in compliance with the net income covenant, and paid dividends in excess of 25% of the Company's cumulative net income for the year. The Company has received waivers of acceptance from the lenders for both these covenant non-compliance issues.

         The $8.1 million and $15.0 million term loans are with the same lenders as the revolving credit line and were also refinanced on June 30, 1995 (see Note 11). They are secured by the same collateral, and are due and payable on August 31, 1998 and September 30, 1999, respectively. Principal payments on the $8.1 million term loan of $360,000 are due and payable on the last day of each quarter through June 30, 1998, with a final balloon payment of $3,040,000 due and payable on August 31, 1998. Principal payments on the $15.0 million term loan of $937,500 are due and payable on the last day of each quarter, commencing December 31, 1995, through September 30, 1999. Interest on the term loans accrue at the lending bank's prime rate plus 1/4 percentage point. Interest is payable monthly.

Other

         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

Debt Maturities

                  1996 (current)  . . . . . . . . . . . . . . . . .             $  3,356,000

                  1997  . . . . . . . . . . . . . . . . . . . . . .               21,532,000

                  1998  . . . . . . . . . . . . . . . . . . . . . .                5,233,000

                  1999  . . . . . . . . . . . . . . . . . . . . . .                7,554,000

                  2000  . . . . . . . . . . . . . . . . . . . . . .                1,921,000

                  Thereafter  . . . . . . . . . . . . . . . . . . .                  781,000
                                                                              --------------

                           Total  . . . . . . . . . . . . . . . . .            $  40,377,000
                                                                              ==============

7.       STOCKHOLDERS' EQUITY AND EMPLOYEE/DIRECTOR STOCK OPTIONS

         Under the Company's stock option plan, options to purchase shares of the Company's common stock have been granted to directors, officers and key employees at prices determined by the Board of Directors which may not be less than 100% of the fair market value at date of grant.

         At March 31, 1995, there were 375,015 options outstanding, of which 72,843 were exercisable at that date. The remaining options for 302,172 shares are exercisable on various dates through October 1999.

         The table below summarizes stock option transactions:

                                                         1995              1994              1993
                                                     -----------       -----------       -----------
Options outstanding, beginning of the year
 ($5.50-$29.81 per share)   . . . . . . . . .            230,537           169,679           375,543
Options granted ($9.63-$15.13 per share)  . .            234,836           146,500              --
Options exercised ($5.50-$13.44 per share)  .            (24,789)          (57,415)          (37,812)
Options expired and cancelled . . . . . . . .            (65,569)          (28,227)         (168,052)
                                                     -----------       -----------       -----------
Options outstanding, end of the year  . . . .            375,015           230,537           169,679
                                                     ===========       ===========       ===========

Aggregate option price  . . . . . . . . . . .        $ 4,637,517       $ 2,406,531       $ 2,002,194

Options exercisable ($7.50-$18.53 per share)              72,843            63,914           107,973

8.       EMPLOYEE BENEFIT PLANS

         The Company has an incentive bonus plan which provides for cash payments to selected employees based upon formulas approved by the Board of Directors. Provisions for awards under the plan approximated $1,220,000, $1,301,000 and $779,000 in 1995, 1994 and 1993, respectively. The Company has two defined contribution plans covering substantially all employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to these plans were $1,373,000, $1,786,000, and $1,493,000 in 1995, 1994, and 1993, respectively. A division of the Company also makes contributions to a union-sponsored multi-employer pension plan in accordance with the negotiated labor contract. Contributions to the plan were $275,000, $226,000 and $218,000 in 1995, 1994 and 1993, respectively.

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

         The components of net postretirement benefit cost for the years ended March 31 were as follows:

                                                                                 1995                1994
                                                                             -------------       ------------
Service cost (benefits earned during the year)  . . . . . . . . . . . . .    $      94,000       $    124,000
Interest cost on projected postretirement benefit obligation  . . . . . .          168,000            196,000
Amortization of transition obligation . . . . . . . . . . . . . . . . . .          101,000            123,000
                                                                             -------------       ------------

     Total postretirement benefit cost  . . . . . . . . . . . . . . . . .    $     363,000       $    443,000
                                                                             =============       ============

         The estimated before tax expense, using the Company's previous practice of recognizing expense as claims were paid, would have been approximately $116,000 and $127,000 for fiscal 1995 and 1994, respectively, and was $139,000 for fiscal 1993.

         The accumulated postretirement benefit obligation and funded status at March 31 were as follows:

Accumulated postretirement benefit obligation:

                                                                                  1995               1994
                                                                              ------------       ------------
     Retirees . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (711,000)      $   (893,000)
     Fully eligible plan participants . . . . . . . . . . . . . . . . . .         (364,000)          (295,000)
     Other active plan participants . . . . . . . . . . . . . . . . . . .         (958,000)        (1,149,000)
                                                                              ------------       ------------

Accumulated postretirement benefit obligation . . . . . . . . . . . . . .       (2,033,000)        (2,337,000)
Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . .            --                 --
                                                                              ------------       ------------

Accumulated postretirement benefit obligation in excess of plan assets  .       (2,033,000)        (2,337,000)
Unrecognized net (gain) loss  . . . . . . . . . . . . . . . . . . . . . .         (356,000)            94,000
Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . .        1,826,000          1,927,000
                                                                              ------------       ------------

Accrued postretirement benefit liability  . . . . . . . . . . . . . . .       $   (563,000)      $   (316,000)
                                                                              ============       ============

         Accrued postretirement benefit cost is included in other liabilities on the balance sheet.

         The assumed health care cost trend rates used for measurement purposes were 13% and 14% for 1995 and 1994, respectively, trending down 1% each year to 10% in 1998 and then decreasing .5% each year to 6.5% in 2005 and beyond, for substantially all participants. The weighted-average discount rates used were 8.5% and 8.0% at March 31, 1995 and 1994, respectively.

         A 1% increase in health care trend rate would increase the annual expense by approximately 12.3% for the year ended March 31, 1995 and accumulated postretirement benefit obligation by approximately 13.5% at March 31, 1995.

9.       COMMITMENTS

         Rent expense under operating leases for the years ended March 31, 1995, 1994, and 1993 was $1,802,000, $1,450,000 and $1,150,000, respectively.
The Company has no material capital leases.

         The Company and its subsidiaries have minimum rental commitments under noncancellable operating leases (relating primarily to leased buildings) which are as follows:

                              Year ending March 31:
                              1996  . . . . . . . . . . . . . . . . . . . . . .           $ 2,185,000
                              1997  . . . . . . . . . . . . . . . . . . . . . .             2,032,000
                              1998  . . . . . . . . . . . . . . . . . . . . . .             1,741,000
                              1999  . . . . . . . . . . . . . . . . . . . . . .             1,054,000
                              2000  . . . . . . . . . . . . . . . . . . . . . .               545,000
                              Thereafter  . . . . . . . . . . . . . . . . . . .             1,521,000
                                                                                          -----------
                                       Total  . . . . . . . . . . . . . . . . .           $ 9,078,000
                                                                                          ===========

         Included in the above amounts is the aggregate lease commitment associated with the Company's former corporate office. Other-long-term liabilities at March 31, 1995, include a $0.4 million obligation associated with the lease which expires in July 1998.


10.      CONTINGENCIES

         The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of any environmental contamination at sites in Pennsylvania and Illinois which continue to be owned although the related businesses have been sold or are expected to be sold during fiscal 1996. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania sites, a feasibility study has been prepared and submitted to the state. Based upon that study and upon claims for recovery which the Company has against others, a pre-tax charge of $3.6 million (net of $1.2 million in probable recoveries from third parties) was recorded in March 1993 for future cleanup costs at the Pennsylvania sites. At March 31, 1995, the balance of this clean-up reserve was $3.1 million. In addition, the Company is pursuing recovery of a portion of clean-up costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1999.

         In 1990, a lawsuit was brought in Los Angeles Superior Court against the Company and certain of its former officers by Special Devices, Inc. ("Special Devices"), a landlord at one of the Company's former California facilities, and Placerita Land and Farming Company, a predecessor of Special Devices, in which plaintiffs sought to recover in excess of $15.0 million for compensatory damages and an unspecified sum for punitive damages. The plaintiffs alleged that the Company's waste handling practices diminished the value of the leased property, reduced future rental income and caused plaintiffs to incur substantial defense costs in connection with related legal proceedings. This action was settled in May 1995 with the Company paying $2.8 million in exchange for title to the subject real estate and a release of all claims. The Company recorded in discontinued operations a loss of $1.3 million, in fiscal 1995, based on the appraised value of the property. In November 1985, the Company entered into agreements with the California Department of Health Services obligating the Company to clean up soil and groundwater contaminated by hazardous materials on this property. Substantially all of the remedial work has been performed, with ongoing monitoring and water treatment activity expected to continue until 2002.

         In addition, the Company has been named as a potentially responsible party in various environmental remediation recovery proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. It is not possible to reliably estimate the costs associated with any remedial work to be performed until the studies at the Illinois site and these other sites have been completed, the scope of work defined and a method of remediation selected and approved by the relevant state authorities.

         The Company is also engaged in various other legal proceedings incidental to its business.

         It is the opinion of the management that, after taking into consideration information furnished by its counsel, the above matters will not have a material effect on the consolidated financial position of the Company.


11.      SUBSEQUENT EVENTS

         On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Gothenburg, Sweden for approximately $43,00,000 plus the assumption of trade debts and accrued expenses. Financing for the transaction was provided through a new $115,000,000 credit facility provided by a bank.

         The credit facility, structured as a $25,000,000, 7 year term loan, a $50,000,000, 4-1/2 year term loan, a $34,000,000 revolving credit facility, and $6,000,000 of international lines of credit, is secured by all of the assets of the Company and its subsidiaries. Interest rates are tied to either Prime or LIBOR with a margin depending upon the Company's achievement of certain operating and financial goals. The facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6,500,000 for the fiscal year ending March 31, 1996, and $7,000,000 thereafter for the life of the loan, as well as containing other customary financial covenants.

         Proceeds from the new credit facility were also used to retire the Company's existing bank debt.

12.      SEGMENT INFORMATION

         The Company develops, manufactures and sells primarily specialty fastener products and rescue hoist and cargo hook products. Specialty Fastener Products include gear-driven band fasteners, threaded fasteners and retaining rings for the marine, auto, toy, aircraft, heavy equipment and industrial machinery industries. Rescue Hoist and Cargo Hook Products include lifting, control, and restraint devices-principally helicopter rescue hoists and external hook systems, winches and hoists for aircraft and weapon-handling systems, and aircraft and cargo tie-downs.

         Operating profit is net sales less operating expenses. General corporate expenses, interest and income taxes have not been deducted in determining operating profit. Assets, depreciation and amortization, and capital expenditures are those identifiable to a particular segment by their use. Approximately 18%, 23% and 28% of sales from continuing operations in 1995, 1994 and 1993, respectively, were derived from sales to the United States Government and its prime contractors which are attributable primarily to the Rescue Hoist and Cargo Hook Products Segment.

                                                                    OPERATING                       DEPRECIATION/
                                        FISCAL                        PROFIT           CAPITAL       AMORTIZATION    IDENTIFIABLE
                                         YEAR         SALES         (LOSS)(1)      EXPENDITURES(2)    EXPENSE(2)        ASSETS
                                       --------  --------------   -------------    ---------------  -------------  ----------------
Specialty Fastener Products (4)   .        1995  $   71,103,000   $  16,500,000     $   3,193,000   $   1,906,000  $     60,986,000
                                           1994      52,319,000      10,018,000         2,289,000       1,545,000        38,669,000
                                           1993      28,998,000       5,524,000         1,060,000         550,000        13,845,000

Rescue Hoist and Cargo Hook  (4)  .        1995      30,019,000         160,000           469,000         605,000        24,493,000
                                           1994      29,554,000       3,772,000           661,000         675,000        32,249,000
                                           1993      35,001,000       5,993,000         1,002,000         536,000        33,446,000

- - -----------------------------------------------------------------------------------------------------------------------------------

Total Segments  . . . . . . . . . .        1995  $  101,122,000   $  16,660,000     $   3,662,000   $   2,511,000  $     85,479,000
                                           1994      81,873,000      13,790,000         2,950,000       2,220,000        70,918,000
                                           1993      63,999,000      11,517,000         2,062,000       1,086,000        47,291,000

Corporate . . . . . . . . . . . . .        1995           --         (3,882,000)           64,000         260,000        43,917,000
                                           1994           --         (4,646,000)           56,000         283,000        54,939,000
                                           1993           --         (7,788,000)(3)        97,000         228,000        50,472,000

Corporate Interest and Other Income        1995           --            895,000             --              --                --
                                           1994           --            839,000             --              --                --
                                           1993           --            635,000             --              --                --

Interest Expense  . . . . . . . . .        1995           --         (2,831,000)            --              --                --
                                           1994           --         (1,123,000)            --              --                --
                                           1993           --            (79,000)            --              --                --

Consolidated  . . . . . . . . . . .        1995  $  101,122,000   $  10,842,000     $   3,726,000   $   2,771,000  $    129,396,000
                                           1994      81,873,000       8,860,000         3,006,000       2,503,000       125,857,000
                                           1993      63,999,000       4,285,000         2,159,000       1,314,000        97,763,000
===================================================================================================================================

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

(4) The Company's segments have been retitled to reflect the current business activity after the discontinuance of entities previously included.

                 In 1995, 1994 and 1993, the Company had revenues from export sales as follows:

                                                                   1995          1994(a)        1993(a)
                                                              -------------   -------------  -------------
LOCATION
Middle East . . . . . . . . . . . . . . . . . . . . . . . .   $     114,000   $     142,000  $     126,000
Mexico, Central and South America . . . . . . . . . . . . .       1,015,000         657,000        312,000
Western Europe  . . . . . . . . . . . . . . . . . . . . . .       6,641,000       6,221,000      6,719,000
Canada  . . . . . . . . . . . . . . . . . . . . . . . . . .       5,896,000       3,630,000      1,584,000
Pacific and Far East  . . . . . . . . . . . . . . . . . . .       1,638,000       4,159,000      1,178,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .         136,000         141,000        301,000
                                                              -------------   -------------  -------------
   Total  . . . . . . . . . . . . . . . . . . . . . . . . .   $  15,440,000   $  14,950,000  $  10,220,000
                                                              =============   =============  =============


- - ---------------

(a)  Restated to reflect only continuing operations.


13. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share amounts)

                                            FIRST       SECOND        THIRD       FOURTH
                                           QUARTER      QUARTER      QUARTER      QUARTER        TOTAL
                                           -------      -------      -------      -------      ---------
1995
- - ----
Total Revenues  . . . . . . . . . .       $22,437       $22,411      $26,328      $31,516      $102,692
Gross Profit  . . . . . . . . . . .         6,138         6,951        8,569        9,066        30,724
Income from Continuing Operations .         1,597         1,169        2,434        2,185         7,385
Loss from Discontinued Operations .          (525)         (972)      (1,080)      (2,275)       (4,852)
Net Income (Loss) . . . . . . . . .         1,072           197        1,354          (90)        2,533
Earnings (Loss) Per Share:
  Income from Continuing Operations       $  0.31       $  0.23      $  0.48      $  0.43      $   1.45
  Loss from Discontinued Operations         (0.10)        (0.19)       (0.21)       (0.45)        (0.95)
  Net Income (Loss) . . . . . . . .       $  0.21       $  0.04      $  0.27      $ (0.02)     $   0.50

1994
- - ----
Total Revenues  . . . . . . . . . .       $16,031       $19,712      $22,775      $24,325      $ 82,843
Gross Profit  . . . . . . . . . . .         4,701         5,863        6,758        7,634        24,956
Income from Continuing Operations .         1,274         1,301        1,489        1,736         5,800
Income (loss) from Discontinued               240           (70)         116          798         1,084
  Operations  . . . . . . . . . . .
Net Income  . . . . . . . . . . . .         1,514         1,231        1,605        2,534         6,884
Earnings (Loss) Per Share:
  Income from Continuing Operations       $  0.25       $  0.25      $  0.29      $  0.34      $   1.13
  Income (loss) from Discontinued            0.05         (0.01)        0.02         0.15          0.21
    Operations  . . . . . . . . . .
  Net Income  . . . . . . . . . . .       $  0.30       $  0.24      $  0.31      $  0.49      $   1.34

                          TRANSTECHNOLOGY CORPORATION

                                  SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

       For Years Ended March 31, 1995, March 31, 1994 and March 31, 1993

                       BALANCE AT         CHARGED TO         CHARGED TO                              BALANCE
                       BEGINNING OF       COSTS AND          OTHER                                   AT END
DESCRIPTION            PERIOD             EXPENSES           ACCOUNTS(A)        DEDUCTIONS(B)        OF PERIOD
- - -----------------      ---------------    -------------      ---------------    ----------------     --------------
1995
- - ----

Allowances for
doubtful accounts
and sales returns         $271,000         $  65,000            $23,000           $256,000(C)         $103,000

1994
- - ----

Allowances for
doubtful accounts
and sales returns         $318,000         $ 102,000            $72,000           $221,000            $271,000

1993
- - ----

Allowances for
doubtful accounts
and sales returns         $268,000         $  79,000            $76,000           $105,000            $318,000


(A) Amount consists primarily of sales adjustments charged to revenue accounts.

(B)  Amount represents write-off of uncollectible accounts.

(C) Amount includes $97,000 reserves for uncollectible accounts of discontinued operations reclassed to net assets held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1995 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1995 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1995 and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be contained in the Company's Proxy Statement for the year ended March 31, 1995 and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of the Annual Report:

         1.      Financial Statements:

                 Consolidated Balance Sheets at March 31, 1995 and March 31,
                 1994

                 Statements of Consolidated Operations for the years ended March 31, 1995, March 31, 1994 and March 31, 1993

                 Statements of Consolidated Cash Flows for the years ended March 31, 1995, March 31, 1994 and March 31, 1993

                 Statements of Consolidated Stockholders' Equity for the years ended March 31, 1995, March 31, 1994 and March 31, 1993

                 Notes to Consolidated Financial Statements

         2.      Financial Statement Schedules:

                 Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1995, 1994 and 1993

         3.      Exhibits:

                 The exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.


(b)  Reports on Form 8-K:

                 In September 1994, a report on Form 8-K was filed to report the acquisition of all of the outstanding stock of Industrial Retaining Ring Company and of Retainer, Inc., and substantially all of the assets of Industrial Advertising on September 12, 1994.

                 A report on Form 8-K/A was filed in January 1995, amending the report on Form 8-K previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 12, 1995

                                  TRANSTECHNOLOGY CORPORATION




                                  By:  /s/Michael J. Berthelot
                                       -------------------------------------
                                         Michael J. Berthelot,
                                         Chairman of the Board, President
                                         and Chief Executive Officer

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

   Signature                                  Title                                                         Date
   ---------                                  -----                                                         ----
/s/Michael J. Berthelot                    Chairman of the Board, President                           June 12, 1995
- - -----------------------------------        and Chief Executive Officer
MICHAEL J. BERTHELOT                       (Principal Executive Officer)


/s/Patrick K. Bolger                       Executive Vice President, Chief                            June 12, 1995
- - -----------------------------------        Operating Officer and Director
PATRICK K. BOLGER


/s/Chandler J. Moisen                      Senior Vice President, Treasurer and                       June 12, 1995
- - ---------------------------------          Chief Financial Officer
CHANDLER J. MOISEN                         (Principal Financial and Accounting Officer)


/s/Richard Mascuch                         Director                                                   June 12, 1995
- - --------------------------------
RICHARD MASCUCH


/s/Walter Belleville                       Director                                                   June 13, 1995
- - -----------------------------------
WALTER BELLEVILLE


/s/Gideon Argov                            Director                                                   June 12, 1995
- - ----------------------------------
GIDEON ARGOV


/s/Thomas V. Chema                         Director                                                   June 12, 1995
- - -------------------------------
THOMAS V. CHEMA


/s/H. Gary Carlson, Ph.D.                  Director                                                   June 12, 1995
- - -------------------------------
H. GARY CARLSON, Ph.D.


/s/James A. Lawrence                       Director                                                   June 12, 1995
- - --------------------------------
JAMES A. LAWRENCE

                               INDEX TO EXHIBITS

                                                                                                                           Page
                                                                                                                       Sequentially
                                                                                                                         Numbered
                                                                                                                       ------------

3.1      Certificate of Incorporation of the Company.(1)                                                                   --

3.2      Bylaws of the Company.(2)                                                                                         --

10.1     1992 Long Term Incentive Plan of the Company.(3)                                                                  --

10.2     Amended and Restated 1992 Long Term Incentive Plan (12)                                                           --

10.3     Form of Incentive Stock Option Agreement (12)                                                                     --

10.4     Form of Director Stock Option Agreement                                                                           --

10.5     Form of Restricted Stock Award Agreement used under the Company's 1992 Long Term
         Incentive Plan.(11)                                                                                               --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(4)                                                                                    --

10.7     Executive Life Insurance Plan.(5)                                                                                 --

10.8     Revolving Loan and Security Agreement dated as of June 21, 1991 between the
         Company and National Canada Finance Corp.(6)                                                                      --

10.9     First Amendment to Revolving Loan and Security Agreement dated as of December 12,
         1991 between the Company and National Canada Finance Corp.(7)                                                     --

10.10    Second Amendment to Revolving Loan and Security Agreement dated as of December 10,
         1992 between the Company and National Canada Finance Corp.(7)                                                     --

10.11    Third Amendment to Revolving Loan and Security Agreement dated August 2, 1993
         between the Company and National Canada Finance Corp.(11)                                                         --

10.12    Fourth Amendment to Revolving Loan and Security Agreement dated January 31, 1994
         between the Company and National Canada Finance Corp.                                                             --

10.13    Fifth Amendment to Revolving Loan and Security Agreement dated September 9, 1994
         between the Company and National Canada Finance Corp.                                                             --

21.1     List of Subsidiaries of the Company.                                                                              --

23.1     Independent Auditors' Consent.                                                                                    --

27.1     Financial Data Schedule                                                                                           --

- - ----------------------

(1)      Incorporated by reference from the Company's Form 8-A Registration Statement
         No. 2-85599 dated February 9, 1987.                                                                               --

(2)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended September 27, 1992.                                                                         --

(3)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-59546 dated March 15, 1993.                                                                       --

(4)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1987.                                                                             --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1989.                                                                             --

                                                                                                                          Page
                                                                                                                       Sequentially
                                                                                                                         Numbered
                                                                                                                       ------------

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1991.                                                                         --

(7)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 27, 1992.                                                                          --

(8)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 29, 1991.                                                                          --

(9)      Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended September 29, 1991.                                                                         --

(10)     Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1993.                                                                         --

(11)     Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994                                                                          --

(12)     Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-87800 dated December 22, 1994                                                                     --