Form 10-Q
period 1995-07-02
TRANSTECHNOLOGY CORP
filed 1995-08-15
CIK 99359

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-7872

                             ----------------------

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

                               Yes   X      No
                                   -----       ------


                    As of August 2, 1995, the total number
                    of outstanding shares of registrant's
                    one class of common stock was 5,274,670.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                         Page No.
                                                                        --------

  Item 1.   Financial Statements........................................  2

            Statements of Consolidated Operations--
            Three Month Periods Ended July 2, 1995
            and June 26, 1994...........................................  3

            Consolidated Balance Sheets--
            July 2, 1995 and March 31, 1995.............................  4

            Statements of Consolidated Cash Flow--
            Three Months Ended July 2, 1995 and
            June 26, 1994...............................................  5


            Statements of Consolidated Stockholders' Equity--
            Three Months Ended July 2, 1995.............................  6

            Notes to Consolidated Financial Statements..................  7 - 11


  Item 2.   Management's Discussion and Analysis of Results
              of Operations and Financial Condition.....................  12 - 17


PART II.    Other Information

  Item 6.   Exhibits and Reports on Form 8-K............................  18

SIGNATURES..............................................................  18

EXHIBI 11...............................................................  19

EXHIBIT 27..............................................................  20

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended July 2, 1995 are not necessarily indicative of the results to be expected for the entire year. The July 2, 1995 unaudited Consolidated Financial Statements include the assets and liabilities of the Seeger Group of companies acquired by TransTechnology Corporation on June 30, 1995. See Note 5 of the Notes to Unaudited Consolidated Financial Statements for further discussion on this acquisition. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1995.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED

                  (In Thousands of Dollars Except Share Data)

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                    7/02/95           6/26/94
                                                  -----------       -----------

Total revenue                                     $    26,410       $    22,437
Cost of sales                                          17,939            16,299
                                                  -----------       -----------
Gross profit                                            8,471             6,138
                                                  -----------       -----------
General, administrative
   and selling expenses                                 4,697             3,174
Interest expense                                          886               427
                                                  -----------       -----------
Total general, administrative,
   selling and interest expenses                        5,583             3,601
                                                  -----------       -----------
Income from continuing operations
   before income taxes                                  2,888             2,537
Income taxes                                            1,155               940
                                                  -----------       -----------
Income from continuing operations                       1,733             1,597

Discontinued operations:

Loss from operations (net of applicable
   tax benefits of $172,000 and $379,000 for
   the three months ended 7/2/95 and 6/26/94,
   respectively)                                         (259)             (568)

Gain from disposal (includes a tax provision
   of $58,000 and $29,000 for the three
   months ended 7/2/95 and 6/26/94,
   respectively)                                           87                43
                                                  -----------       -----------
   Net income                                     $     1,561       $     1,072
                                                  ===========       ===========

Earnings per share: (Note 1)
   Income from continuing operations              $      0.34       $      0.31
   Income from discontinued operations                  (0.03)            (0.10)
                                                  -----------       -----------
   Net income                                     $      0.31       $      0.21
                                                  ===========       ===========

Number of shares used in computation
   of per share information                         5,082,000         5,186,000



See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                   (In Thousands of Dollars Except Share Data)

                                                         UNAUDITED
                                                          7/02/95          3/31/95
                                                        ----------         -------
ASSETS
Current assets:
 Cash and cash equivalents                                $  3,296        $  1,544
 Accounts receivable:
  United States Government                                   1,115           1,204
  Commercial (net of allowance for doubtful
   accounts of $575,000 at 7/2/95 and $103,000
   at 3/31/95)                                              28,811          18,280
 Notes receivable                                            1,195             836
 Inventories                                                47,110          25,239
 Prepaid expenses and other current assets                   6,018           2,706
 Deferred income taxes                                       2,589           2,592
 Net assets of discontinued businesses                      24,763          24,269
                                                          --------        --------
  Total current assets                                     114,897          76,670
                                                          --------        --------

Property, Plant & Equipment                                 58,923          42,574
 Less accumulated depreciation and amortization             13,863          13,040
                                                          --------        --------
  Property, Plant & Equipment - net                         45,060          29,534
                                                          --------        --------
Other assets:
 Notes receivable                                            3,944           3,274
 Costs in excess of net assets of acquired businesses
  (net of accumulated amortization:
  7/2/95, $2,896,000 and 3/31/95, $2,793,000)               29,639          12,813
 Other                                                       7,655           7,105
                                                          --------        --------
  Total other assets                                        41,238          23,192
                                                          --------        --------
  Total                                                   $201,195        $129,396
                                                          ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                        $  5,117           3,356
 Accounts payable-trade                                     11,634           9,147
 Accrued compensation                                        1,997           4,247
 Accrued income taxes                                        1,519             591
 Other current liabilities                                  14,569           6,267
                                                          --------        --------
  Total current liabilities                                 34,836          23,608
                                                          --------        --------
Long-term debt payable to banks and others                  84,347          37,021
                                                          --------        --------
Other long-term liabilities                                 16,182           4,265
                                                          --------        --------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;
  none issued                                                   --              --
 Common stock-authorized, 14,700,000 shares of
  $.01 par value; issued 5,272,198 at 7/2/95,
  and 5,242,316 at 3/31/95                                      53              52
 Additional paid-in capital                                 46,134          45,802
 Retained earnings                                          24,648          23,418
 Other stockholders' equity                                 (2,850)         (2,680)
                                                          --------        --------
                                                            67,985          66,592
 Less treasury stock, at cost - (177,500 shares
  at 7/2/95)                                                (2,155)         (2,090)
                                                          --------        --------
  Total stockholders' equity                                65,830          64,502
                                                          --------        --------
  Total                                                   $201,195        $129,396
                                                          ========        ========


_____________________________

See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                    UNAUDITED

                            (In Thousands of Dollars)

                                                                      THREE MONTHS ENDED
                                                                   ------------------------
                                                                    7/02/95         6/26/94
                                                                   --------        --------
Cash Flows From Operating Activities:

Net income                                                         $  1,561        $  1,072

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                          912           1,311
 Provision for losses on accounts receivable                             32              15
 (Gain) loss on sale or disposal of fixed assets and
  discontinued businesses                                               (91)              8

 Change in assets and liabilities net of acquisitions
  and dispositions:
  Decrease in accounts receivable                                     3,149           1,314
  (Increase) decrease in inventories                                   (518)            202
  Increase in net assets of discontinued businesses                  (1,487)            (11)
  Increase in other assets                                           (1,978)           (800)
  Decrease in accounts payable                                       (2,614)           (389)
  Decrease in accrued compensation                                   (2,250)           (962)
  Decrease in other liabilities                                        (234)         (1,180)
  Increase in income tax payable                                        928             330
                                                                   --------        --------
 Net cash (used in) provided by operating activities                 (2,590)            910
                                                                   --------        --------
Cash Flows from Investing Activities:
Business acquisitions                                               (43,655)             --
Capital expenditures                                                   (787)         (1,371)
Proceeds from sale of fixed assets and discontinued business          1,000              --
(Increase) decrease in notes receivable                              (1,029)            149
                                                                   --------        --------
 Net cash used in investing activities                              (44,471)         (1,222)
                                                                   --------        --------
Cash Flows from Financing Activities:
Proceeds from long-term borrowings                                   73,846              --
Payments on long-term debt                                          (24,800)             (9)
Proceeds from issuance of stock under stock option plan                 164              --
Stock repurchases and other                                             (66)           (739)
Dividends paid                                                         (331)           (311)
                                                                   --------        --------
 Net cash provided by (used in) financing activities                 48,813          (1,059)
                                                                   --------        --------
Net increase (decrease) in cash and cash equivalents                  1,752          (1,371)
Cash and cash equivalents at beginning of year                        1,544           3,027
                                                                   --------        --------
Cash and cash equivalents at end of year                           $  3,296        $  1,656
                                                                   ========        ========

Supplemental Information:
Interest payments                                                  $    900        $    633
Income tax payments                                                $    250        $     59


_____________________________

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED

                   (In Thousands of Dollars Except Share Data)



                                COMMON STOCK         TREASURY STOCK      ADDITIONAL                 OTHER
FOR THE QUARTER             --------------------  --------------------    PAID-IN    RETAINED    STOCKHOLDERS'
ENDED JULY 2, 1995           SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL    EARNINGS       EQUITY       TOTAL
------------------          ---------  ---------  --------   ---------   ---------   ---------   -------------   -----

Balance, March 31, 1995     5,242,316  $      52  (172,500)  $  (2,090)  $  45,802   $  23,418     $  (2,680)   $  64,502

Net Income                         --         --        --          --          --       1,561            --        1,561

Cash dividends
   ($.065 per share)               --         --        --          --          --        (331)           --         (331)

Unrealized investment
   holding losses                  --         --        --          --          --          --            (2)          (2)

Purchase of treasury stock         --         --    (5,000)        (65)         --          --            --          (65)

Issuance of stock under
   stock option plan           17,808          1        --          --         163          --            --          164

Issuance of stock under
   incentive bonus plan        12,074         --        --          --         169          --          (126)          43

Foreign translation
   adjustments                     --         --        --          --          --          --           (42)         (42)
                            ---------  ---------  --------   ---------   ---------   ---------     ---------    ---------
Balance, July 2, 1995       5,272,198  $      53  (177,500)  $  (2,155)  $  46,134   $  24,648     $  (2,850)   $  65,830
                            =========  =========  ========   =========   =========   =========     =========    =========


See accompanying notes to unaudited consolidated financial statements.

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


NOTE 2.  Inventories:

         Inventories are summarized as follows:


                                                   7/02/95         3/31/95
                                                 ----------      ---------

         Finished goods                          $   22,472      $   6,152

         Work-in-process                              6,800          3,867

         Purchased and manufactured
         parts                                       17,838         15,220
                                                 ----------      ---------
            Total inventories                    $   47,110      $  25,239
                                                 ==========      =========



NOTE 3.  Long-term Debt Payable to Banks and Others

         Long term debt payable, including current maturities, at July 2, 1995 and March 31, 1995 consisted of the following:

                                           7/02/95          3/31/95
                                          ---------       -----------

         Credit Agreement  -  10%         $  28,479                --
         Credit Agreement  -  8.3125%            --       $    16,300
         Term Loan         -  10.0%          35,000                --
         Term Loan         -  9.0%               --            23,080
         Term Loan         -  11.0%          25,000                --
         Other                                  985               997
                                          ---------       -----------
                                             89,464            40,377
         Less current maturities              5,117             3,356
                                          ---------       -----------

         Total                            $  84,347       $    37,021
                                          =========       ===========

         Credit Agreement

         Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on July 2, 1995 it consisted of $24.2 million of borrowings under a revolving credit line, $3.6 million of borrowings under international lines of credit, a $35 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, which includes $5 million available for letters of credit. This commitment will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at July 2, 1995 were $1.1 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

         The $35 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $35 million term loan provides that an additional $15 million will be available for future acquisitions. Principal payments on the $35 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June, 1999 and June, 2000, respectively, begin on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $35 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually, beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At July 2, 1995, the Company had no borrowings utilizing LIBOR.

         The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ending March 31, 1996, and $7 million thereafter for the life of the agreement, as well as containing other customary financial covenants.

         Other

         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

         Debt Maturities

         1996 (current)                     $ 5,117
         1997                                 6,518
         1998                                 6,144
         1999                                 6,496
         2000                                 8,597
         Thereafter                          56,592
                                            -------
                   Total                    $89,464
                                            =======


NOTE 4.  Discontinued Operations

         In March 1995, the Company sold substantially all of the assets and business of its chaff products operation. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. In May 1995, the Company sold its chaff avionics product line for $0.3 million in cash and a $0.7 million note receivable. This sale resulted in an after-tax disposal gain of $0.4 million. The Company has retained one product line from the former chaff products operations, and is negotiating its sale separately.

         Also, in March 1995, the Company discontinued and is currently negotiating the sale of its Electronics division, which includes Electronic Connections and Assemblies, Inc., and its foreign portions of the computer graphics service operations which operate under the name TransTechnology Systems & Services. The domestic portion of the computer graphics service operations was sold for book value in June 1995, the consideration was $0.7 million in cash and a $0.6 million note receivable.

         In June 1995, the Company recorded an additional $0.3 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.

Operating results of the discontinued businesses were as follows:


                                                        Three Months Ended
                                                   ----------------------------
                                                   7 /02/95             6/26/94
                                                   --------             -------

Total Revenues                                      $ 5,304             $ 6,888
                                                    =======             =======

Loss Before Income Taxes                            $  (431)            $  (947)

Income Tax Benefit                                      172                 379
                                                    -------             -------

Loss From Operations                                $  (259)            $  (568)
                                                    =======             =======




         The loss from operations includes interest expense of $126 thousand and $136 thousand for the three months ended 7/2/95 and 6/24/94, respectively.


         Net assets of the discontinued businesses at July 2, 1995 and June 26, 1994 were as follows:


                                                             7/02/95             3/31/95
                                                            --------            --------

         Accounts Receivable                                $  3,922            $  6,344

         Inventory                                            10,813              10,993

         Property                                             10,898              10,109

         Other Assets                                          2,124               1,755

         Liabilities                                          (2,994)             (4,932)
                                                            --------            --------

         Net Assets of Discontinued
         Businesses                                         $ 24,763            $ 24,269
                                                            ========            ========



NOTE 5.  Acquisitions

         On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Gothenburg, Sweden for approximately $43 million plus the assumption of trade debts and accrued expenses. The allocation of the purchase price to the fair value of the assets and liabilities acquired has not been completed, pending completion of asset valuations and appraisals, therefore the difference between the purchase price and the actual book value of the assets and liabilities purchased has been classified in "costs in excess of net assets of acquired businesses" in the accompanying Consolidated Balance Sheet as of July 2, 1995. The Seeger Group, headquartered in Konigstein, Germany manufactures circlips, snap rings and retaining rings used primarily in the automotive, heavy equipment and industrial machinery markets. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities.

         The following summarizes TransTechnology Corporation's combined Proforma Revenue, Net Income and Earnings per Share information as if the acquisition of the Seeger Group of companies had occurred at the beginning of the period presented. The Proforma results give effect to the amortization of goodwill and the effects on interest expense and taxes.


                                               7/02/95         6/26/94
                                              ---------       ---------
         Revenue                              $  47,932       $  39,145
                                              =========       =========

         Net Income                           $   2,868       $     615
                                              =========       =========

         Earnings per Share                   $    0.56       $    0.12
                                              =========       =========

         The above Proforma information does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of the periods presented or subsequent to that date. The information is preliminary and subject to change as the Company completes the fair market value evaluation of the fixed assets acquired.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended July 2, 1995 for fiscal year 1996 and the three-month period ended June 26, 1994 for fiscal year 1995. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the three-month period in 1996 was $26.4 million, a $4.0 million or 18% increase from the $22.4 million reported in the comparable period in 1995. Gross profit was $8.5 million for the three-month period in 1996, up 2.3 million or 38% from the comparable period in 1995. Operating profit from continuing operations for the three-month period in 1996 was $5.1 million, an increase of $2.4 million or 85% from the comparable period in 1995. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the three-month period in 1996 was $1.6 million or $.31 per share, compared to $1.1 million or $.21 per share for the comparable period of 1995. As further discussed below, the increased earnings performance in 1996 resulted primarily from the inclusion of Industrial Ring Company operations in the three-month 1996 period.

Interest expense increased $0.5 million for the three-month period in 1996, from $0.4 million in the comparable 1995 period, primarily as a result of increased bank borrowings used for the acquisition of the Industrial Retaining Ring Company in the second quarter of the 1995 fiscal year.

New orders received during the three-month period in 1996 totaled $28.2 million, an increase of $3.7 million or 15% from 1995's comparable period. At July 2, 1995, total backlog of unfilled orders was $32.6 million compared to $29.4 million at June 26, 1994.


DISCONTINUED OPERATIONS

In March 1995, the Company sold substantially all of the assets and business of its chaff products operation. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. In May 1995, the Company sold its chaff avionics product line for $0.3 million in cash and a $0.7 million note receivable. This sale resulted in an after-tax disposal gain of $0.4 million. The Company has retained one product line from the former chaff products operation, and is negotiating its sale separately.

Also, in March 1995, the Company discontinued and is currently negotiating the sale of its Electronics division, which includes Electronic Connections and Assemblies, Inc., and its computer graphics service operations which operate under the name TransTechnology Systems & Services. The domestic portion of the computer graphics service operations was sold for book value in June 1995, the consideration was $0.7 million in cash and a $0.6 million note receivable.

In June 1996, the Company recorded an additional $0.3 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.


ACQUISITIONS

On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Gothenburg, Sweden for approximately $43 million plus the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany manufactures circlips, snap rings and retaining rings used primarily in the automotive, heavy equipment and industrial machinery markets. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities. In calendar year 1994 the Seeger Group reported consolidated revenues and operating income of approximately $73 million and $4.4 million, respectively.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT

                           (In Thousands of Dollars)


                                                 THREE MONTHS ENDED              NET CHANGE
                                          -----------------------------      ----------------------
                                            7/02/95            6/26/94          $             %
                                          -----------        ----------      --------      --------

Sales:

  Speciality fastener products            $    19,196        $   15,544         $  3,652      23.5
  Rescue hoist and cargo hook products    $     7,012             6,570              442       6.7
                                          -----------        ----------         --------
              Total                       $    26,208        $   22,114         $  4,094      18.5
                                          ===========        ==========         ========


Operating profit (loss):

  Speciality fastener products            $     4,497        $    2,821         $  1,676      59.4
  Rescue hoist and cargo hook products            628               (51)             679   1,331.4
                                          -----------        ----------         --------
              Total                       $     5,125        $    2,770         $  2,355      85.0


Corporate expense                              (1,351)(a)           194 (a)(c)    (1,545)   (796.4)


Interest expense                                 (886)(b)          (427)(b)         (459)   (107.5)
                                          -----------        ----------         --------
Income from continuing
  operations before income taxes          $     2,888        $    2,537         $    351      13.8
                                          ===========        ==========         ========


         (a) The corporate expense for the three months ended July 2, 1995 and the three months ended June 26, 1994 has been reduced by $211 thousand and $448 thousand, respectively, to reflect an allocation made to discontinued operations.

         (b) The interest expense for the three months ended July 2, 1995 and the three months ended June 26, 1994 has been reduced by $126 thousand and $136 thousand, respectively, to reflect an allocation made to discontinued operations.

         (c) The corporate expense for the three months ended June 26, 1994 has been reduced by $575 thousand for a favorable insurance settlement.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $19.2 million for the three-month period in 1996, an increase of $3.7 million, or 24% from the same period in 1995. The increase in specialty fastener sales was primarily due to the inclusion of operations of the Industrial Retaining Company for the 1996 three-month period, new product market penetration and increased industrial and truck fastener demand offset by a slight decrease in domestic automotive fastener demand.

Operating profit for the three-month period in 1996 was $4.5 million, an increase of $1.7 million or 59% from the comparable period of 1995. The increase was primarily due to the inclusion of operations of the Industrial Retaining Ring Company for the 1996 three-month period, new product market penetration and increased industrial and truck fastener demand offset by a slight decrease in domestic automotive fastener sales volume, as mentioned above.

New orders for the three-month period in 1996 increased $1.4 million or 8% from the comparable period in 1995, primarily due to the inclusion of operations of the Industrial Retaining Ring Company for the 1996 three-month period, new product market penetration and increased industrial and truck fastener demand. These increases were offset by reduced automotive fastener demand during the three-month period in 1996, primarily due to an overall slowdown in production by domestic automotive manufacturers. Backlog of unfilled orders at July 2, 1996, was $8.8 million compared to $7.9 million at June 26, 1995.


RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $7 million for the three-month period in 1996, up $0.4 million or 7% from the comparable period in 1995. The increases were primarily due to the timing of customers placing new orders.

Operating profit for the three-month period in 1996 was $0.6 million, an increase of $0.7 million from the slight loss experienced in the comparable period in 1995. The primary factors contributing to the increase in the segment's operating profit in the 1996 three-month period were the increases in the sales volume, mentioned above, product sales mix and sales price increases.

New orders increased for the three-month period in 1996 by $2.3 million or 35% from the comparable period in 1995 primarily due to customer timing and placement of new orders. Backlog of unfilled orders at July 2, 1995 was $23.8 million compared to $21.5 million at June 26, 1994.

Sales related to United States government contracts, which consist primarily of defense contracts and represented approximately 18% of the Company's total 1995 sales from continuing operations, have been declining in recent years. While management remains concerned with the continued trend toward reductions in defense spending, many of the Company's defense related programs, as well as spare parts requirements for these programs, will continue for several years, though there can be no assurances in that regard. Moreover, the Company is well on its way in implementing its strategy of developing its non-defense businesses through acquisitions and refocused foreign and commercial market attention.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 58% as of June 2, 1995, compared to 38% as of March 31, 1995. The current ratio at July 2, 1995, stood at 3.30 compared to 3.25 at March 31, 1995. Working Capital was $80.1 million at July 2, 1995, up $32 million from March 31, 1995. These increases were primarily the result of the Seeger Group acquisition on June 30, 1995.

Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on July 2, 1995 it consisted of $24.2 million of borrowings under a revolving credit line, $3.6 million of borrowings under international lines of credit, a $35 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at July 2, 1995 were $1.1 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

The $35 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $35 million term loan provides that an additional $15 million will be available for future acquisitions. Principal payments on the $35 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June, 1999 and June, 2000, respectively, begin on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $35 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable on the last day of each year beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At July 2, 1995, the Company had no borrowings utilizing LIBOR.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ending March 31, 1996, and $7 million thereafter for the life of the agreement, as well as containing other customary financial covenants.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the three-month period in 1996 were $0.8 million as compared with $1.4 million in the comparable period in 1995. The Company's two segments have similar cash flow requirements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11   Statement of Computation of Per Share Earnings

        27   Financial Data Schedule

(b) A report on Form 8-K was filed on July 14, 1995 to report the June 30, 1995 acquisition by the company's wholly owned subsidiaries of (i) substantially all of the assets of SKF USA Inc.'s Seeger Division and
        (ii) all of the outstanding stock of SKF GmbH's subsidiaries, Seeger-Orbis GmbH.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)




Dated:  August 15, 1995       By: /s/ Chandler J. Moisen
                                  ----------------------------------------------
                                      CHANDLER J. MOISEN, Senior Vice President
                                      and Chief Financial Officer*



*  On behalf of the Registrant and as Principal Financial Officer.