Form 10-Q
period 1995-10-01
TRANSTECHNOLOGY CORP
filed 1995-11-15
CIK 99359

                                   FORM 10-Q
                                 _____________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1995

                                       OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________


                         Commission file number 1-7872
                               _____________

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

                            Yes            No   X
                                -----         -----


            As of November 8, 1995, the total number of outstanding shares of registrant's one class of common stock was 5,280,718

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX


PART I.   Financial Information                                         Page No.
                                                                        --------

  Item 1.      Financial Statements . . . . . . . . . . . . . . . . . .     2

               Statements of Consolidated Operations--
               Three and Six Month Periods Ended October 1, 1995
               and September 25, 1994 . . . . . . . . . . . . . . . . .     3

               Consolidated Balance Sheets--
               October 1, 1995 and March 31, 1995 . . . . . . . . . . .     4

               Statements of Consolidated Cash Flow--
               Six Months Ended October 1, 1995 and
               September 25, 1994 . . . . . . . . . . . . . . . . . . .     5

               Statements of Consolidated Stockholders' Equity--
               Six Months Ended October 1, 1995 . . . . . . . . . . . .     6

               Notes to Consolidated Financial Statements . . . . . . .  7-11


  Item 2.      Management's Discussion and Analysis of Results
                   of Operations and Financial Condition  . . . . . . . 12-18


PART II.    Other Information

  Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . .    19

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19

EXHIBIT 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

EXHIBIT 27  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

                        PART I.    FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended October 1, 1995 are not necessarily indicative of the results to be expected for the entire year. The October 1, 1995 unaudited Consolidated Financial Statements include the assets and liabilities of the Seeger Group of companies acquired by
TransTechnology Corporation on June 30, 1995.   See Note 5 of the Notes to
Unaudited Consolidated Financial Statements for further discussion on this acquisition. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1995.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED

                   (In Thousands of Dollars Except Share Data)

                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   --------------------------    --------------------------
                                                     10/01/95       9/25/94        10/01/95       9/25/94
                                                   -----------    -----------    -----------    -----------

Total revenue                                      $    44,434    $    22,411    $    70,844    $    44,848
Cost of sales                                           31,972         15,460         49,911         31,759
                                                   -----------    -----------    -----------    -----------

Gross profit                                            12,462          6,951         20,933         13,089
                                                   -----------    -----------    -----------    -----------

General, administrative
   and selling expenses                                  8,509          4,617         13,206          7,791
Interest expense                                         1,879            579          2,765          1,006
                                                   -----------    -----------    -----------    -----------

Total general, administrative,
   selling and interest expenses                        10,388          5,196         15,971          8,797
                                                   -----------    -----------    -----------    -----------

Income from continuing operations
   before income taxes                                   2,074          1,755          4,962          4,292
Income taxes                                               731            586          1,886          1,526
                                                   -----------    -----------    -----------    -----------

Income from continuing operations                        1,343          1,169          3,076          2,766

Discontinued operations:

Loss from operations (net of applicable
   tax benefits of $122,000 and $294,000 for
   the quarter and six months ended 10/01/95,
   respectively, and $560,000 and $939,000
   for the quarter and six months ended
   9/25/94, respectively)                                 (221)          (821)          (480)        (1,389)

Gain (loss) from disposal (net of applicable tax
   provision of $40,000 and $98,000 for
   the quarter and six months ended
   10/01/95, respectively, and net of
   applicable tax benefits of $107,000 and
   $78,000 for the quarter and six months
   ended 9/25/94, respectively)                             72           (151)           159           (108)
                                                   -----------    -----------    -----------    -----------

   Net income                                      $     1,194    $       197    $     2,755    $     1,269
                                                   ===========    ===========    ===========    ===========

Earnings per Share:  (Note 1)
   Income from continuing operations               $      0.26    $      0.23    $      0.60    $      0.54
   Loss from discontinued operations                     (0.03)         (0.19)         (0.06)         (0.29)
                                                   -----------    -----------    -----------    -----------

   Net income                                      $      0.23    $      0.04    $      0.54    $      0.25
                                                   ===========    ===========    ===========    ===========

Number of shares used in computation
   of per share information                          5,095,000      5,121,000      5,089,000      5,152,000

See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                   (In Thousands of Dollars Except Share Data)

                                                                    UNAUDITED
                                                                    10/01/95         3/31/95
                                                                    ---------       ---------

ASSETS
Current assets:
 Cash and cash equivalents                                          $   2,976       $   1,544
 Accounts receivable:
  United States Government                                              1,290           1,204
  Commercial (net of allowance for doubtful accounts of
   $586,000 at 10/01/95 and $103,000 at 3/31/95)                       25,132          18,280
 Notes receivable                                                       1,167             836
 Inventories                                                           47,801          25,239
 Prepaid expenses and other current assets                              4,865           2,706
 Deferred income taxes                                                  2,058           2,592
 Net assets of discontinued businesses                                 11,519          24,269
                                                                    ---------       ---------
  Total current assets                                                 96,808          76,670

Property, Plant & Equipment                                            75,188          42,574
 Less accumulated depreciation and amortization                        15,215          13,040
                                                                    ---------       ---------
  Property, Plant & Equipment - net                                    59,973          29,534
                                                                    ---------       ---------
Other assets:
 Notes receivable                                                      12,437           3,274
 Costs in excess of net assets of acquired businesses
  (net of accumulated amortization:
  10/01/95, $3,074,227;  3/31/95, $2,793,000)                          22,823          12,813
 Other                                                                 11,800           7,105
                                                                    ---------       ---------
  Total other assets                                                   47,060          23,192
                                                                    ---------       ---------
  Total                                                             $ 203,841       $ 129,396
                                                                    =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                  $   6,516       $   3,356
 Accounts payable-trade                                                10,115           9,147
 Accrued compensation                                                   2,446           4,247
 Accrued income taxes                                                   2,254             591
 Other current liabilities                                             17,203           6,267
                                                                    ---------       ---------
  Total current liabilities                                            38,534          23,608
                                                                    ---------       ---------
Long-term debt payable to banks and others                             74,314          37,021
                                                                    ---------       ---------
Other long-term liabilities                                            24,287           4,265
                                                                    ---------       ---------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                  --              --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,097,403 at 10/01/95, and 5,242,316 at 3/31/95                   53              52
 Additional paid-in capital                                            46,134          45,802
 Retained earnings                                                     25,512          23,418
 Other stockholders' equity                                            (2,838)         (2,680)
                                                                    ---------       ---------
                                                                       68,861          66,592
 Less treasury stock, at cost - (177,500 shares at 10/01/95)           (2,155)         (2,090)
                                                                    ---------       ---------
  Total stockholders' equity                                           66,706          64,502
                                                                    ---------       ---------
  Total                                                             $ 203,841       $ 129,396
                                                                    =========       =========



See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                   UNAUDITED
                           (In Thousands of Dollars)

                                                           Six Months Ended
                                                        ---------------------
                                                        10/01/95      9/25/94
                                                        --------      -------
Cash Flows From Operating Activities:

Net income............................................  $ 2,755       $ 1,269

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization........................    2,215         1,926
 Provision for losses on accounts receivable..........       67            36
 (Gain) on sale or disposal of fixed assets and
  discontinued businesses.............................     (181)           --
 Change in assets and liabilities net of acquisitions
  and dispositions:
  Decrease in accounts receivable.....................    6,618         2,843
  (Increase) decrease in inventories..................   (1,209)          427
  Increase in net assets of discontinued businesses...     (409)       (2,965)
  (Increase) decrease in other assets.................     (791)        1,536
  Decrease in accounts payable........................   (4,133)         (133)
  Decrease in accrued compensation....................   (1,801)       (2,047)
  Increase (decrease) in other liabilities............    2,424        (2,573)
  Decrease in income tax payable......................     (737)         (824)
                                                        -------       -------
 Net cash provided by (used in) operating activities..    4,818          (505)
                                                        -------       -------
Cash Flows from Investing Activities:
Business acquisitions.................................  (46,185)      (15,320)
Capital expenditures..................................   (1,946)       (1,973)
Proceeds from sale of fixed assets and discontinued
 business.............................................   14,338            40
(Increase) decrease in notes receivable...............   (9,494)          302
                                                        -------       -------
 Net cash used in investing activities................  (43,287)      (16,951)
                                                        -------       -------
Cash Flows from Financing Activities:
Proceeds from long-term borrowings....................   81,637        22,021
Payments on long-term borrowings......................  (41,184)       (4,701)
Proceeds from issuance of stock under stock option
 plan.................................................      163           331
Stock repurchases and other...........................      (53)       (1,865)
Dividends paid........................................     (662)         (646)
                                                        -------       -------
 Net cash provided by financing activities............   39,901        15,140
                                                        -------       -------
Net increase (decrease) in cash and cash equivalents..    1,432        (2,316)
Cash and cash equivalents at beginning of year........    1,544         3,027
                                                        --------     --------
Cash and cash equivalents at end of year..............  $ 2,976      $    711
                                                        =======      ========
Supplemental Information:
Interest payments.....................................  $ 1,740      $  1,341
Income tax payments...................................  $ 1,694      $  1,184

--------------------
See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)


                                      COMMON STOCK                  TREASURY STOCK             ADDITIONAL
FOR THE SIX MONTHS                --------------------         -------------------------         PAID-IN
ENDED OCTOBER 1, 1995             SHARES        AMOUNT          SHARES          AMOUNT           CAPITAL
---------------------------     ---------      ---------       --------        ---------        ----------
Balance, March 31, 1995         5,242,316      $      52       (172,500)      $  (2,090)        $  45,802

Net Income                             --             --             --              --               --

Cash dividends
   ($.13 per share)                    --             --             --              --               --

Unrealized investment
   holding losses                      --             --             --              --               --

Purchase of treasury stock             --             --         (5,000)            (65)              --

Issuance of stock under
   stock option plan               17,808              1             --              --              163

Issuance of stock under
   incentive bonus plan            14,779             --             --              --              169

Foreign translation
   adjustments                         --             --             --              --               --
                                ---------      ---------       --------       ---------         --------
Balance, October 1, 1995        5,274,903      $      53       (177,500)      $  (2,155)        $ 46,134
                                =========      =========       ========       =========         ========


                                                      OTHER
FOR THE SIX MONTHS                   RETAINED      STOCKHOLDERS'
ENDED OCTOBER 1, 1995                EARNINGS         EQUITY           TOTAL
---------------------------          ---------       ---------       ---------
Balance, March 31, 1995              $  23,418       $  (2,680)      $  64,502

Net Income                               2,756              --           2,756

Cash dividends
   ($.13 per share)                       (662)             --            (662)

Unrealized investment
   holding losses                           --             (46)            (46)

Purchase of treasury stock                  --              --             (65)

Issuance of stock under
   stock option plan                        --              --             164

Issuance of stock under
   incentive bonus plan                     --             (58)            111

Foreign translation
   adjustments                              --             (54)            (54)
                                     ---------       ---------       ---------
Balance, October 1, 1995             $  25,512       $  (2,838)      $  66,706
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


NOTE 2.  Inventories:

         Inventories are summarized as follows:


                                                       10/01/95          3/31/95
                                                       --------          -------
              Finished goods                           $21,833           $ 6,152
              Work-in-process                            7,637             3,867


              Purchased and
              manufactured parts                        18,331            15,220
                                                       -------           -------
                 Total inventories                     $47,801           $25,239
                                                       =======           =======


NOTE 3.     Long-term Debt Payable to Banks and Others

         Long term debt payable, including current maturities, at October 1, 1995 and March 31, 1995 consisted of the following:

                                              10/01/95        3/31/95
                                              --------        -------
         Credit Agreement  -   8.375%         $19,895              --
         Credit Agreement  -   8.3125%             --         $16,300
         Term Loan         -   8.03%           35,000              --
         Term Loan         -   9.0%                --          23,080
         Term Loan         -   9.125%          25,000              --
         Other                                    935             997
                                              -------         -------
                                               80,830          40,377
         Less current maturities                6,516           3,356
                                              -------         -------
         Total                                $74,314         $37,021
                                              =======         =======

         Credit Agreement

         Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on October 1, 1995 it consisted of $15.7 million of borrowings under a revolving credit line, $4.2 million of borrowings under international lines of credit, a $35 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, which includes $5 million available for letters of credit. This commitment will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at October 1, 1995 were $1.1 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

         The $35 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $35 million term loan has an additional $15 million available for future acquisitions. Principal payments on the $35 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, begin on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $35 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually, beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At October 1, 1995, the Company had $67 million of borrowings utilizing LIBOR.

         On August 2, 1995, the Company entered into an interest rate swap agreement with its primary lending bank to reduce the impact of changes in interest rates on its floating-rate debt. The agreement has a notional amount of $25,000,000 and terminates on August 2, 1998. The agreement effectively changes the Company's interest rate exposure on $25,000,000 of its LIBOR-based debt to a fixed rate of 9.79%.

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


         Debt Maturities

                     1996 (current)                  $ 6,516
                     1997                              6,518
                     1998                              6,143
                     1999                              7,392
                     2000                              9,643
                     Thereafter                       44,618
                                                     -------
                       Total                         $80,830
                                                     =======


NOTE 4.      Discontinued Operations

         In August 1995, the Company sold substantially all of the assets and business of its Electronics division, which included Electronic Connections and Assemblies, Inc., for $4.4 million in cash and $8.8 million of notes receivable. The sale of this operation resulted in an after-tax disposal gain of $0.2 million.

         In June 1995, the Company sold the domestic portion of its computer graphics service operation, doing business under the trade name TransTechnology Systems & Services, for book value. The Company received $0.7 million in cash and a $0.6 million note receivable for this sale. The Company is currently negotiating the sale for the remaining international portion of its graphics service operation.

         In March 1995, the Company sold substantially all of the assets and business of its chaff products operation. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. In May 1995, the Company sold the remaining chaff avionics product line for $0.3 million in cash and a $0.7 million note receivable. This sale resulted in an after-tax disposal gain of $0.4 million.

         Through September 1995, the Company recorded an additional $0.5 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.

Operating results of the discontinued business were as follows:


                             THREE MONTHS ENDED            SIX MONTHS ENDED
                          -----------------------       -----------------------
                          10/01/95        9/25/94       10/01/95        9/25/94
                          --------        -------       --------        -------

Total Revenues             $2,276         $ 5,573        $7,580         $12,461

Loss before income
taxes                      $ (343)        $(1,381)       $ (774)        $(2,328)

Income tax benefit            122             560           294             939
                           ------         -------        ------         -------

Loss from operations       $ (221)        $  (821)       $ (480)        $(1,389)
                           ======         =======        ======         =======


The loss from operations includes interest expense of $88 thousand and $143 thousand for the three months ended 10/01/95 and 9/25/94, respectively, and $214 thousand and $279 thousand for the six months ended 10/01/95 and 9/25/94, respectively.


Net assets of the discontinued businesses at October 1, 1995 and March 31, 1995 were as follows:

                                              10/01/95          3/31/95
                                              --------         --------

               Accounts Receivable            $    890         $  6,344

               Inventory                         1,252           10,993

               Property                          9,400           10,109

               Other Assets                        715            1,755

               Liabilities                        (738)          (4,932)
                                              --------         --------

               Net Assets of
               Discontinued Businesses        $ 11,519         $ 24,269
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

                                                               SIX MONTHS ENDED
                                                      ----------------------------------
                                                      10/01/95                  9/25/94
                                                      --------                 ---------
                Revenue                               $ 93,371                 $  74,400
                                                      ========                 =========

                Net Income                            $  4,312                 $   1,753
                                                      ========                 =========

                Earnings per share                    $   0.85                 $    0.34
                                                      ========                 =========


The above Proforma information does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of the periods presented or subsequent to that date. The information is preliminary and subject to change as the financial data is finalized.

The net income for the six month period ended October 1, 1995, includes a non-recurring real estate sale which resulted in an after tax gain of $1.3 million, recorded prior to the Company's acquisition of the Seeger Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended October 1, 1995 for fiscal year 1996 and the three and six month periods ended September 25, 1994 for fiscal year 1995. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the six month period in 1996 was $70.8 million, an increase of $26.0 million or 58% from the comparable period in 1995. For the three month period in 1996 total revenue was $44.4 million, a $22.0 million or 98% increase from the comparable period in 1995. As further discussed below, the increased revenue performance for both periods in 1996 resulted primarily from the Seeger Group acquisition on June 30, 1995.

Gross profit for the six month period in 1996 increased $7.8 million or 60% from the comparable period in 1995. For the three month period in 1996, gross profit increased $5.5 million or 79%. Operating profit from continuing operations for the six month period in 1996 was $10.5 million, an increase of $4.6 million or 80% from the comparable period in 1995. For the three month period in 1996 operating profit from continuing operations was $5.4 million, an increase of $2.3 million or 74% from the comparable period in 1995. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the six month period in 1996 was $2.8 million or $0.54 per share, compared to $1.3 million or $0.25 per share, for the comparable period of 1995. The three month period in 1996 experienced net income of $1.2 million or $0.23 per share compared to $0.2 million or $0.04 per share for the year earlier period. As further discussed below, the increased earnings performance in 1996 resulted primarily from the inclusion of Industrial Retaining Ring Company operations in the three and six month 1996 periods and the Seeger Group acquisition.

Interest expense increased $1.8 million for the six month period in 1996, and $1.3 million for the three month period, primarily as a result of increased bank borrowings used for the acquisition of the Seeger Group.

New orders received during the six month period in 1996 totaled $77.4 million, an increase of $32.8 million or 73% from 1995's comparable period. For the three month period, new orders totaled $49.2 million, an increase of $29.1 million or 145% from last year's comparable period. At October 1, 1995, total backlog of unfilled orders was $67.7 million compared to $32.3 million at September 25, 1994.

DISCONTINUED OPERATIONS

In August 1995, the Company sold substantially all of the assets and business of its Electronics division, which included Electronic Connections and Assemblies, Inc., for $4.4 million in cash and $8.8 million of notes receivable. The sale of this operation resulted in an after-tax disposal gain of $0.2 million.

In June 1995, the Company sold the domestic portion of its computer graphics service operation, doing business under the trade name TransTechnology Systems & Services, for book value. The Company received $0.7 million in cash and a $0.6 million note receivable for this sale. The Company is currently negotiating the sale for the remaining international portion of its graphics service operation.

In March 1995, the Company sold substantially all of the assets and business of its chaff products operation. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. In May 1995, the Company sold the remaining chaff avionics product line for $0.3 million in cash and a $0.7 million note receivable. This sale resulted in an after-tax disposal gain of $0.4 million.

Through September 1995, the Company recorded an additional $0.5 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.

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

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT

                            (In Thousands of Dollars)


                                                     SIX MONTHS ENDED                            NET CHANGE
                                              ----------------------------               -------------------------
                                               10/01/95            9/25/94                   $                %
                                              --------            --------               --------          -------

Sales:

  Speciality fastener products                $ 56,366            $ 30,738               $ 25,628             83.4
  Rescue hoist and cargo hook products        $ 13,702              12,773                    929              7.3
                                              --------            --------               --------
                   Total                      $ 70,068            $ 43,511               $ 26,557             61.0
                                              ========            ========               ========

Operating profit (loss):

  Speciality fastener products                   8,973            $  5,903               $  3,070             52.0
  Rescue hoist and cargo hook products           1,514                 (64)                 1,578           2465.6
                                              --------            --------               --------
                   Total                      $ 10,487            $  5,839               $  4,648             79.6


Corporate expense                               (2,760)(a)            (541)(a)(c)          (2,219)          (410.2)


Interest expense                                (2,765)(b)          (1,006)(b)             (1,759)          (174.9)
                                              --------            --------               --------

Income from continuing
  operations before
  income taxes                                $  4,962            $  4,292               $    670             15.6
                                              ========            ========               ========


              a) The corporate expense for the six months ended October 1, 1995 and the six months ended September 25, 1994 has been reduced by $341 thousand and $895 thousand, respectively, to reflect an allocation made to discontinued operations.

              b) The interest expense for the six months ended October 1, 1995 and the six months ended September 25, 1994 has been reduced by $214 thousand and $279 thousand, respectively, to reflect an allocation made to discontinued operations.

              c) The corporate expense for the six months ended September 25, 1994 has been reduced by $575 thousand for a favorable insurance settlement.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                   THREE MONTHS ENDED                         NET CHANGE
                                              ----------------------------            -------------------------
                                              10/01/95            9/25/94                $                  %
                                              --------            --------            --------           ------

Sales:

  Speciality fastener products                $ 37,171            $ 15,194            $ 21,977            144.6
  Rescue hoist and cargo hook products        $  6,690               6,203                 487              7.9
                                              --------            --------            --------

                    Total                     $ 43,861            $ 21,397            $ 22,464            105.0
                                              ========            ========            ========


Operating profit (loss):

  Speciality fastener products                $  4,476            $  3,082            $  1,394             45.2
  Rescue hoist and cargo hook products             886                 (13)                899           6915.4
                                              --------            --------            --------

                    Total                     $  5,362            $  3,069            $  2,293             74.7


Corporate expense                               (1,409)(a)            (735)(a)            (674)           (91.7)


Interest expense                                (1,879)(b)            (579)(b)          (1,300)          (224.5)
                                              --------            --------            --------

Income from continuing
  operations before
  income taxes                                $  2,074            $  1,755            $    319             18.2
                                              ========            ========            ========



              a) The corporate expense for the three months ended October 1, 1995 and the three months ended September 25, 1994 has been reduced by $130 thousand and $447 thousand, respectively, to reflect an allocation made to discontinued operations.

              b) The interest expense for the three months ended October 1, 1995 and the three months ended September 25, 1994 has been reduced by $88 thousand and $143 thousand, respectively, to reflect an allocation made to discontinued operations.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $56.4 million for the six month period in 1996, an increase of $25.6 million or 83% from the comparable period in 1995. Sales for the three month period in 1996 were $37.1 million, up $22 million, or 145% from the same period in 1995. The increase in specialty fastener sales for both 1996 periods was primarily due to the inclusion of operations of the Seeger Group and to a lesser extent the acquisition of Industrial Retaining Ring Company. Additionally, new product market penetration and increased industrial and truck fastener demand offset by a slight decrease in domestic automotive fastener demand, further increased 1996 sales performance.

Operating profit for the segment was $9.0 million for the six month period in 1996, an increase of $3.1 million or 52% from the comparable period in 1995. The three month period in 1996 showed an operating profit of $4.5 million, an increase of $1.4 million or 45% from the comparable period in 1995. The increases were primarily due to the inclusion of operations of the Seeger Group and Industrial Retaining Ring Company for the 1996 periods, new product market penetration and increased industrial and truck fastener demand offset by a slight decrease in domestic automotive fastener sales volume, as mentioned above.

New orders increased by $20.9 million or 63% for the six month period in 1996, primarily due to the acquisitions mentioned above. New orders for the three month period in 1996 increased $19.5 million or 127% from the comparable period in 1995, also primarily due to the acquisitions mentioned above. These increases were offset by reduced automotive fastener demand during the three and six month periods in 1996, primarily due to an overall slowdown in production by domestic automotive manufacturers. Backlog of unfilled orders at October 1, 1996, was $36.3 million compared to $15.4 million at September 25, 1995.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $13.7 million for the six month period in 1996, an increase of $0.9 million or 7% from the comparable period in 1995. Sales for the three month period in 1996 were $6.7 million, up $0.5 million or 8% from the comparable period in 1995. The increases were primarily due to the timing of customers placing new orders.

Operating profit for the six month period in 1996 was $1.5 million, an increase of $1.6 million from the slight loss experienced in the comparable period in 1995. The three month period had an operating profit of $0.9 million, an increase of $0.9 million from the slight loss experienced in the comparable period in 1995. The primary factors contributing to the increase in the segment's operating profit in the 1996 six and three month periods were the increases in the sales volume, mentioned above, product sales mix and sales price increases.

New orders for the six month period in 1996 increased by $11.9 million or 104% from the comparable period in 1995. New orders for the three month period in 1996 increased by $9.5 million or 201% from the comparable period in 1995. All product lines experienced increases in both 1996 periods, primarily due to a large multi-year order for hoist and winch products and customers timing and placement of new orders. Backlog of unfilled orders at October 1, 1995 was $30.4 million compared to $20.1 million at September 25, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 55% as of October 1, 1995, compared to 38% as of March 31, 1995. The current ratio at October 1, 1995, stood at 2.51 compared to 3.25 at March 31, 1995. Working Capital was $58.3 million at October 1, 1995, up $5.2 million from March 31, 1995. These changes were primarily the result of the Seeger Group acquisition on June 30, 1995 and the sale of discontinued operations.

Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on October 1, 1995 it consisted of $15.7 million of borrowings under a revolving credit line, $4.2 million of borrowings under international lines of credit, a $35 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory.
In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at October 1, 1995 were $1.1 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

The $35 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $35 million term loan has an additional $15 million available for future acquisitions. Principal payments on the $35 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, begin on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $35 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable on the last day of each year beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At October 1, 1995, the Company had $42 million of borrowings utilizing LIBOR.

On August 2, 1995, the Company entered into an interest rate swap agreement with its primary lending bank to reduce the impact of changes in interest rates on its floating-rate debt. The agreement has a notional amount of $25,000,000 and terminates on August 2, 1998. The agreement effectively changes the Company's interest rate exposure on $25,000,000 of its LIBOR-based debt to a fixed rate of 9.79%.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ending March 31, 1996, and $7 million thereafter for the life of the agreement, as well as containing other customary financial covenants.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the six month period in 1996 were $1.9 million as compared with $2.0 million in the comparable period in 1995. The Company's two segments have similar cash flow requirements.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       11     Statement of Computation of Per Share Earnings

       27      Financial Data Schedule

(b) A report on Form 8-K was filed on July 14, 1995 to report the June 30, 1995 acquisition by the company's wholly owned subsidiaries of (i) substantially all of the assets of SKF USA Inc.'s Seeger Division and
       (ii) all of the outstanding stock of SKF GmbH's subsidiaries, Seeger-Orbis GmbH. This report on Form 8-K was amended by the filing of a report on Form 8-K/A dated September 11, 1995.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          TRANSTECHNOLOGY CORPORATION
                                  (Registrant)




Dated:  November 14, 1995       By: /s/ Chandler J. Moisen
                                    -----------------------------------------
                                    CHANDLER J. MOISEN, Senior Vice President
                                    and Chief Financial Officer*



* On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX

       11     Statement of Computation of Per Share Earnings

       27      Financial Data Schedule