Form 10-Q
period 1995-12-31
TRANSTECHNOLOGY CORP
filed 1996-02-14
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                         ----------------  -----------------

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

                                 Yes    X         No
                                      ------          ------

             As of February 6, 1996, the total number of outstanding shares of registrant's one class of common stock was 5,103,218

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.   Financial Information                                                   Page No.
  Item 1.             Financial Statements......................................    2

                      Statements of Consolidated Operations--
                      Three and Nine Month Periods Ended December 31, 1995
                      and December 25, 1994.....................................    3

                      Consolidated Balance Sheets--
                      December 31, 1995 and March 31, 1995......................    4

                      Statements of Consolidated Cash Flow--
                      Nine Months Ended December 31, 1995 and
                      December 25, 1994.........................................    5

                      Statements of Consolidated Stockholders' Equity--
                      Nine Months Ended December 31, 1995.......................    6

                      Notes to Consolidated Financial Statements................   7 - 11

  Item 2.             Management's Discussion and Analysis of Results
                        of Operations and Financial Condition...................  12 - 18

PART II.    Other Information

  Item 6.             Exhibits and Reports on Form 8-K..........................   19

SIGNATURES......................................................................   19

EXHIBIT 11......................................................................   20

EXHIBIT 27......................................................................   21

                          PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire year. The December 31, 1995 unaudited Consolidated Financial Statements include the assets and liabilities of the Seeger Group of companies acquired by TransTechnology Corporation on June 30, 1995. See Note 5 of the Notes to Unaudited Consolidated Financial Statements for further discussion on this acquisition. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1995.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 --------------------------    --------------------------
                                                   12/31/95      12/25/94        12/31/95      12/25/94
                                                 -----------    -----------    -----------    -----------
Total revenue                                    $    41,601    $    26,328    $   112,445    $    71,176
Cost of sales                                         27,269         17,759         77,180         49,518
                                                 -----------    -----------    -----------    -----------
Gross profit                                          14,332          8,569         35,265         21,658
                                                 -----------    -----------    -----------    -----------

General, administrative
   and selling expenses                                7,644          4,080         20,850         11,871
Interest expense                                       1,787            857          4,552          1,863
                                                 -----------    -----------    -----------    -----------

Total general, administrative,
   selling and interest expenses                       9,431          4,937         25,402         13,734
                                                 -----------    -----------    -----------    -----------

Income from continuing operations
   before income taxes                                 4,901          3,632          9,863          7,924
Income taxes                                           2,108          1,198          3,994          2,724
                                                 -----------    -----------    -----------    -----------

Income from continuing operations                      2,793          2,434          5,869          5,200

Discontinued operations:

Loss from operations (net of applicable
   tax benefits of $74,000 and $368,000 for
   the quarter and nine months ended 12/31/95,
   respectively, and $393,000 and $1,332,000
   for the quarter and nine months ended
   12/25/94, respectively)                              (121)          (785)          (601)        (2,174)

Loss from disposal (net of applicable tax
   benefits of $200,000 and $102,000 for
   the quarter and nine months ended
   12/31/95, respectively, and $181,000 and
   $247,000 for the quarter and nine months
   ended 12/25/94, respectively)                        (326)          (295)          (167)          (403)
                                                 -----------    -----------    -----------    -----------

   Net income                                    $     2,346    $     1,354    $     5,101    $     2,623
                                                 ===========    ===========    ===========    ===========

Earnings per Share:  (Note 1)
   Income from continuing operations             $      0.55    $      0.48    $      1.15    $      1.01
   Loss from discontinued operations                   (0.09)         (0.21)         (0.15)         (0.50)
                                                 -----------    -----------    -----------    -----------

   Net income                                    $      0.46    $      0.27    $      1.00    $      0.51
                                                 ===========    ===========    ===========    ===========

Number of shares used in computation
   of per share information                        5,099,000      5,082,000      5,092,000      5,124,000

See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                   UNAUDITED
                                                                    12/31/95     3/31/95
                                                                   ---------    ---------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   2,867    $   1,544
   Accounts receivable:
     United States Government                                            931        1,204
     Commercial (net of allowance for doubtful accounts
       of $607,000 at 12/31/95 and $103,000 at 3/31/95)               22,331       18,280
   Notes receivable                                                    1,167          836
   Inventories                                                        47,492       25,239
   Prepaid expenses and other current assets                             792        2,706
   Deferred income taxes                                               2,582        2,592
   Net assets of discontinued businesses                              10,386       24,269
                                                                   ---------    ---------
     Total current assets                                             88,548       76,670

Property, Plant & Equipment                                           76,530       42,574
   Less accumulated depreciation and amortization                     16,480       13,040
                                                                   ---------    ---------
     Property, Plant & Equipment - net                                60,050       29,534
                                                                   ---------    ---------

Other assets:
   Notes receivable                                                   13,183        3,274
   Costs in excess of net assets of acquired businesses
    (net of accumulated amortization: 12/31/95, $3,254,000;
    3/31/95, $2,793,000)                                              16,956       12,813
   Other                                                              14,748        7,105
                                                                   ---------    ---------
     Total other assets                                               44,887       23,192
                                                                   ---------    ---------
     Total                                                         $ 193,485    $ 129,396
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $   6,141    $   3,356
   Accounts payable-trade                                              8,434        9,147
   Accrued compensation                                                4,032        4,247
   Accrued income taxes                                                2,568          591
   Other current liabilities                                           9,719        6,267
                                                                   ---------    ---------
     Total current liabilities                                        30,894       23,608
                                                                   ---------    ---------
Long-term debt payable to banks and others                            74,845       37,021
                                                                   ---------    ---------
Other long-term liabilities                                           19,294        4,265
                                                                   ---------    ---------
Stockholders' equity:
   Preferred stock-authorized, 300,000 shares;  none issued             --           --
   Common stock-authorized, 14,700,000 shares of $.01 par value;
     issued 5,277,644 at 12/31/95, and 5,242,316 at 3/31/95               53           52
   Additional paid-in capital                                         46,202       45,802
   Retained earnings                                                  27,526       23,418
   Other stockholders' equity                                         (3,174)      (2,680)
                                                                   ---------    ---------
                                                                      70,607       66,592
   Less treasury stock, at cost - (177,500 shares at 12/31/95
     and 172,500 shares at 3/31/95)                                   (2,155)      (2,090)
                                                                   ---------    ---------
     Total stockholders' equity                                       68,452       64,502
                                                                   ---------    ---------
     Total                                                         $ 193,485    $ 129,396
                                                                   =========    =========

--------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                               NINE MONTHS ENDED
                                                                            ----------------------
                                                                             12/31/95     12/25/94
                                                                            ---------    ---------
Cash Flows From Operating Activities:
Net income                                                                  $   5,101    $   2,623

Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation and amortization                                                3,620        3,429
   Provision for losses on accounts receivable                                    182          121
   (Gain) on sale or disposal of fixed assets and discontinued
     businesses                                                                   (70)        --
   Change in assets and liabilities net of acquisitions and dispositions:
     Decrease in accounts receivable                                            9,663        1,969
     Increase in income tax receivable                                           --           (872)
     Increase in inventories                                                     (900)        (221)
     Increase in net assets of discontinued businesses                           (277)        (961)
     Decrease (increase) in other assets                                          298         (929)
     Decrease in accounts payable                                              (5,815)         (78)
     Decrease in accrued compensation                                            (215)      (1,249)
     Decrease in other liabilities                                             (9,563)        (636)
     Increase (decrease) in accrued income taxes                                1,977         (494)
                                                                            ---------    ---------
   Net cash provided by operating activities                                    4,001        2,702
                                                                            ---------    ---------

Cash Flows from Investing Activities:
Business acquisitions                                                         (42,094)     (15,320)
Capital expenditures                                                           (4,106)      (2,990)
Proceeds from sale of fixed assets and discontinued business                   14,273           44
(Increase) decrease in notes receivable                                       (10,241)         604
                                                                            ---------    ---------

   Net cash used in investing activities                                      (42,168)     (17,662)
                                                                            ---------    ---------

Cash Flows from Financing Activities:
Proceeds from long-term borrowings                                            100,820       30,069
Payments on long-term debt                                                    (60,178)     (15,272)
Proceeds from issuance of stock under stock plans                                 400          327
Stock repurchases and other                                                      (559)      (2,036)
Dividends paid                                                                   (993)        (976)
                                                                            ---------    ---------

   Net cash provided by financing activities                                   39,490       12,112
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                            1,323       (2,848)
Cash and cash equivalents at beginning of year                                  1,544        3,027
                                                                            ---------    ---------

Cash and cash equivalents at end of year                                    $   2,867    $     179
                                                                            =========    =========

Supplemental Information:
Interest payments                                                           $   3,722    $   2,281
Income tax payments                                                         $   1,751    $   1,246


-------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED



                                                                              ADDITIONAL                    OTHER
FOR THE NINE MONTHS                COMMON STOCK         TREASURY STOCK         PAID-IN     RETAINED    STOCKHOLDERS'
                              ---------------------  ---------------------
 ENDED DECEMBER 31, 1995         SHARES     AMOUNT     SHARES      AMOUNT      CAPITAL       EARNINGS       EQUITY           TOTAL
----------------------------  ----------- ---------  ----------  ---------   -----------   -----------  --------------    ----------
Balance, March 31, 1995        5,242,316  $     52    (172,500)  $ (2,090)   $   45,802    $   23,418   $      (2,680)    $  64,502

Net Income                            --        --          --         --            --         5,101              --         5,101

Cash dividends
   ($.195 per share)                  --        --          --         --            --          (993)             --          (993)

Unrealized investment
   holding losses                     --        --          --         --            --            --            (300)         (300)

Purchase of treasury stock            --        --      (5,000)       (65)           --            --              --           (65)

Issuance of stock under
   stock option plan              20,308         1          --         --           187            --              --           188

Issuance of stock under
   incentive bonus plan           15,020        --          --         --           213            --            (104)          109

Foreign translation
   adjustments                        --        --          --         --            --            --             (90)          (90)
                              ----------- ---------  ----------  ---------   -----------   -----------  --------------    ----------

Balance, December 31, 1995     5,277,644  $     53    (177,500)  $ (2,155)   $   46,202    $   27,526   $      (3,174)    $  68,452
                              =========== =========  ==========  =========   ===========   ===========  ==============    ==========



See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            (In Thousands of Dollars)

NOTE 1.     Earnings Per Share:

         Earnings per share are based on the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. In computing earnings per share, common stock equivalents were either anti-dilutive because of the market value of the stock or not material, and, therefore, have been excluded from the calculation.

NOTE 2.     Inventories:

         Inventories are summarized as follows:

                                            12/31/95          3/31/95
                                          -----------        --------
               Finished goods             $    25,972        $ 6,152
               Work-in-process                  6,934          3,867

               Purchased and
               manufactured parts              14,586         15,220
                                          -----------        --------
                  Total inventories       $    47,492        $ 25,239
                                          ===========        ========



NOTE 3.     Long-term Debt Payable to Banks and Others

         Long term debt payable, including current maturities, at December 31, 1995 and March 31, 1995 consisted of the following:

                                                  12/31/95       3/31/95
                                                  --------     -----------
         Credit Agreement     -   8.3%            $ 21,420           --
         Credit Agreement     -   8.3125%              --      $    16,300
         Term Loans           -   8.41%             58,600         --
         Term Loans           -   9.0%                 --           23,080
         Other                                         966             997
                                                  --------     -----------
                                                    80,986          40,377
         Less current maturities                     6,141           3,356
                                                  --------     -----------

         Total                                    $ 74,845     $    37,021
                                                  ========     ===========

         Credit Agreement

         Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on December 31, 1995 it consisted of $17.3 million of borrowings under a revolving credit line, $4.1 million of borrowings under international lines of credit, a $33.6 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, which includes $5 million available for letters of credit. This commitment will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at December 31, 1995 were $0.8 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

         The $33.6 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $33.6 million term loan has an additional $15 million available for future acquisitions. Principal payments on the $33.6 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $33.6 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually, beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At December 31, 1995, the Company had $64.4 million of borrowings utilizing LIBOR.

         On August 2, 1995, the Company entered into an interest rate swap agreement with its primary lending bank to reduce the impact of changes in interest rates on its floating-rate debt. The agreement has a notional amount of $25 million and terminates on August 2, 1998. The agreement effectively changes the Company's interest rate exposure on $25 million of its LIBOR-based debt to a fixed rate of 9.79%.

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


         Debt Maturities

                               1996  (current)                        $   6,141
                               1997                                       6,142
                               1998                                       6,143
                               1999                                       7,194
                               2000                                      10,695
                               Thereafter                                44,671
                                                                      ---------
                                    Total                             $  80,986
                                                                      =========



NOTE 4.      Discontinued Operations

         In August 1995, the Company sold substantially all of the assets and business of its Electronics division, which included Electronic Connections and Assemblies, Inc., for $4.4 million in cash and $8.8 million of notes receivable. The sale of this operation resulted in an after-tax disposal gain of $0.2 million.

         In June 1995, the Company sold the domestic portion of its computer graphics service operation for book value. The Company received $0.7 million in cash and a $0.6 million note receivable for this sale. In November 1995, the Company sold the European portion of its graphics service operation for book value. The Company received $0.1 million in cash, with future contractual remittances to be made as receivables are collected and inventory sold.

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

         Through December 1995, the Company recorded an additional $0.8 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.

 Operating results of the discontinued business were as follows:

                                          Three Months Ended                          Nine Months Ended
                                    -------------------------------           ---------------------------------
                                     12/31/95           12/25/94                 12/31/95           12/25/94
                                    -----------       -------------           --------------      -------------
Total Revenues                      $        66       $      11,506           $        7,646      $      23,967

Loss before income

taxes                               $      (195)      $      (1,178)          $         (969)     $      (3,506)

Income tax benefit                           74                 393                      368              1,332
                                    -----------       -------------           --------------      -------------

Loss from operations                $      (121)      $        (785)          $         (601)     $      (2,174)
                                    ===========       =============           ==============      =============


The loss from operations includes interest expense of $151 thousand for the three months ended 12/25/94, and $214 thousand and $430 thousand for the nine months ended 12/31/95 and 12/25/94, respectively.

Net assets of the discontinued businesses at December 31, 1995 and March 31, 1995 were as follows:

                                                            12/31/95                    3/31/95
                                                        -----------------          ------------------
                Accounts Receivable                     $             728          $            6,344
                Inventory                                             555                      10,993
                Property                                            9,190                      10,109
                Other Assets                                        1,050                       1,755
                Liabilities                                        (1,137)                     (4,932)
                                                        -----------------          ------------------
                Net Assets of
                Discontinued Businesses                 $          10,386          $           24,269
                                                        =================          ==================

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

                                                                Nine Months Ended
                                                  -----------------------------------------------
                                                        12/31/95                  12/25/94
                                                  ---------------------     ---------------------
                 Revenue                               $  134,972                $  115,472
                                                       ==========                ==========
                 Net Income                            $    6,741                $    1,340
                                                       ==========                ==========
                 Earnings per share                    $     1.32                $     0.26
                                                       ==========                ==========

The above Proforma information does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of the periods presented or subsequent to that date.

The Proforma net income for the nine month period ended December 31, 1995, includes a non-recurring real estate sale which resulted in an after tax gain of $1.3 million, recorded prior to the Company's acquisition of the Seeger Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three and nine month periods in this Management's Discussion refer to the three and nine month periods ended December 31, 1995 for fiscal year 1996 and the three and nine month periods ended December 25, 1994 for fiscal year 1995. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. The Consolidated Statement of Operations has been restated with respect to discontinued operations to provide a consistent basis for comparing the performance of the Company's continuing operations for the periods presented.

Revenue from continuing operations for the nine month period in 1996 was $112.4 million, an increase of $41.3 million or 58% from the comparable period in 1995. For the three month period in 1996 total revenue was $41.6 million, a $15.3 million or 58% increase from the comparable period in 1995. As further discussed below, the increased revenue performance for both periods in 1996 resulted primarily from the Seeger Group acquisition on June 30, 1995.

Gross profit for the nine month period in 1996 increased $13.6 million or 63% from the comparable period in 1995. For the three month period in 1996, gross profit increased $5.8 million or 67%. Operating profit from continuing operations for the nine month period in 1996 was $5.9 million, an increase of $0.7 million or 13% from the comparable period in 1995. For the three month period in 1996 operating profit from continuing operations was $2.8 million, an increase of $0.4 million or 15% from the comparable period in 1995. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the nine month period in 1996 was $5.1 million or $1.00 per share, compared to $2.6 million or $0.51 per share, for the comparable period of 1995. The three month period in 1996 experienced net income of $2.3 million or $0.46 per share compared to $1.4 million or $0.27 per share for the year earlier period. As further discussed below, the increased earnings performance in 1996 resulted primarily from the inclusion of Industrial Retaining Ring Company operations in the three and nine month 1996 periods and the Seeger Group acquisition.

Interest expense increased $2.7 million for the nine month period in 1996, and $0.9 million for the three month period, primarily as a result of increased bank borrowings used for the acquisition of the Seeger Group.

New orders received during the nine month period in 1996 totaled $118.1 million, an increase of $43.7 million or 59% from 1995's comparable period. For the three month period, new orders totaled $42.2 million, an increase of $12.5 million or 42% from last year's comparable period. At December 31, 1995, total backlog of unfilled orders was $66.7 million compared to $34.5 million at December 25, 1994.

DISCONTINUED OPERATIONS

In August 1995, the Company sold substantially all of the assets and business of its Electronics division, which included Electronic Connections and Assemblies, Inc., for $4.4 million in cash and $8.8 million of notes receivable. The sale of this operation resulted in an after-tax disposal gain of $0.2 million.

In June 1995, the Company sold the domestic portion of its computer graphics service operation for book value. The Company received $0.7 million in cash and a $0.6 million note receivable for this sale. In November 1995, the Company sold the European portion of its graphics service operation for book value. The Company received $0.1 million in cash, with future contractual remittances to be made as receivables are collected and inventory sold.

In March 1995, the Company sold substantially all of the assets and business of its chaff products operation. The sale of this operation resulted in an after-tax disposal loss of $0.4 million. In May 1995, the Company sold the remaining chaff avionics product line for $0.3 million in cash and a $0.7 million note receivable. This sale resulted in an after-tax disposal gain of $0.4 million.

Through September 1995, the Company recorded an additional $0.8 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with legal, environmental and employee related matters.


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

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                         NINE MONTHS ENDED                               NET CHANGE
                                              ---------------------------------------          ----------------------------
                                                 12/31/95                 12/25/94                   $                 %
                                              ---------------          --------------          -----------       ----------
Sales:

     Speciality fastener products             $        90,145          $       49,513          $    40,632           82.1
     Rescue hoist and cargo hook products              21,010                  20,071                  939            4.7
                                              ---------------          --------------          -----------

                          Total               $       111,155          $       69,584          $    41,571           59.7
                                              ===============          ==============          ===========


Operating profit:

     Speciality fastener products             $        15,729          $       10,393          $     5,336           51.3
     Rescue hoist and cargo hook products               2,855                     554                2,301          415.3
                                              ---------------          --------------          -----------

                          Total               $        18,584          $       10,947          $     7,637           69.8


Corporate expense                                      (4,169)(a)              (1,160)(a)(c)        (3,009)        (259.4)


Interest expense                                       (4,552)(b)              (1,863)(b)           (2,689)        (144.3)
                                              ---------------          --------------          -----------


Income from continuing
     operations before
     income taxes                             $         9,863          $        7,924          $     1,939           24.5
                                              ===============          ==============          ===========


          a) The corporate expense for the nine months ended December 31, 1995 and the nine months ended December 25, 1994 has been reduced by $341 thousand and $1,311 thousand, respectively, to reflect an allocation made to discontinued operations.

          b) The interest expense for the nine months ended December 31, 1995 and the nine months ended December 25, 1994 has been reduced by $214 thousand and $430 thousand, respectively, to reflect an allocation made to discontinued operations.

          c) The corporate expense for the nine months ended December 25, 1994 has been reduced by $575 thousand for a favorable insurance settlement.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)


                                                         THREE MONTHS ENDED                             NET CHANGE
                                              ----------------------------------------         ----------------------------
                                                 12/31/95                 12/25/94                   $                 %
                                              ----------------         ---------------         ------------      ----------
Sales:

     Speciality fastener products             $        33,779          $       18,775          $    15,004           79.9
     Rescue hoist and cargo hook products               7,308                   7,298                   10            -
                                              ---------------          --------------          -----------

                          Total               $        41,087          $       26,073          $    15,014           57.6
                                              ===============          ==============          ===========


Operating profit:

     Speciality fastener products             $         6,756          $        4,490          $     2,266           50.5
     Rescue hoist and cargo hook products               1,341                     618                  723          117.0
                                              ---------------          --------------          -----------

                          Total               $         8,097          $        5,108          $     2,989           58.5


Corporate expense                                      (1,409)                   (619)(a)             (790)        (127.6)


Interest expense                                       (1,787)                   (857)(b)             (930)        (108.5)
                                              ---------------          --------------          -----------


Income from continuing
     operations before
     income taxes                             $         4,901          $        3,632          $     1,269           34.9
                                              ===============          ==============          ===========


          a) The corporate expense for the three months ended December 25, 1994 has been reduced by $416 thousand to reflect an allocation made to discontinued operations.

          b) The interest expense for the three months ended December 25, 1994 has been reduced by $151 thousand to reflect an allocation made to discontinued operations.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $90.1 million for the nine month period in 1996, an increase of $40.6 million or 82% from the comparable period in 1995. Sales for the three month period in 1996 were $33.8 million, up $15 million, or 80% from the same period in 1995. The increase in specialty fastener sales for both 1996 periods was primarily due to the inclusion of operations of the Seeger Group and to a lesser extent the acquisition of Industrial Retaining Ring Company. Additionally, new product market penetration and increased industrial and truck fastener demand offset by a decrease in domestic automotive fastener demand, further increased 1996 sales performance.

Operating profit for the segment was $15.7 million for the nine month period in 1996, an increase of $5.3 million or 51% from the comparable period in 1995. The three month period in 1996 showed an operating profit of $6.8 million, an increase of $2.3 million or 51% from the comparable period in 1995. The increases were primarily due to the inclusion of operations of the Seeger Group and Industrial Retaining Ring Company for the 1996 periods, new product market penetration and increased industrial and truck fastener demand offset by a decrease in domestic automotive fastener sales volume, as mentioned above.

New orders increased by $33.3 million or 63% for the nine month period in 1996, primarily due to the acquisitions mentioned above. New orders for the three month period in 1996 increased $13.9 million or 72% from the comparable period in 1995, also primarily due to the acquisitions mentioned above. These increases were offset by reduced automotive fastener demand during the three and nine month periods in 1996, primarily due to an overall slowdown in production by domestic automotive manufacturers. Backlog of unfilled orders at December 31, 1996, was $85.7 million compared to $52.5 million at December 25, 1995.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $21 million for the nine month period in 1996, an increase of $0.9 million or 5% from the comparable period in 1995. Sales for the three month period in 1996 were $7.3 million, unchanged from the comparable period in 1995. The nine month increase was primarily due to the timing of customers placing new orders.

Operating profit for the nine month period in 1996 was $2.9 million, an increase of $2.3 million or 415% from the comparable period in 1995. The three month period had an operating profit of $1.3 million, an increase of $0.7 or 117% from the comparable period in 1995. The primary factors contributing to the increase in the segment's operating profit in the 1996 nine and three month periods were the increases in the sales volume, mentioned above, product sales mix and sales price increases.

New orders for the nine month period in 1996 increased by $10.5 million or 48% from the comparable period in 1995. New orders for the three month period in 1996 decreased by $1.4 million or 13% from the comparable period in 1995. New order fluctuations in both 1996 periods were primarily due to a large multi-year order for hoist and winch products and customers timing and placement of new orders. Backlog of unfilled orders at December 31, 1995 was $32.4 million compared to $21.8 million at December 25, 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 54% as of December 31, 1995, compared to 38% as of March 31, 1995. The current ratio at December 31, 1995, stood at 2.91 compared to 3.25 at March 31, 1995. Working Capital was $58.9 million at December 31, 1995, up $5.8 million from March 31, 1995. These changes were primarily the result of the Seeger Group acquisition on June 30, 1995 and the sale of discontinued operations.

Related to the Company's acquisition of the Seeger Group, on June 30, 1995 the Company refinanced all of its bank debt, so that on December 31, 1995 it consisted of $17.3 million of borrowings under a revolving credit line, $4.1 million of borrowings under international lines of credit, a $33.6 million term loan and a $25 million term loan. The revolving bank credit line commitment is $34 million, will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit under the line at December 31, 1995 were $0.8 million. The total commitment from the international lines of credit are $6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary lending bank's prime rate, or the London Interbank Offered Rate (LIBOR), with a margin, depending upon the Company's achievement of certain operating and financial goals.

The $33.6 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $33.6 million term loan has an additional $15 million available for future acquisitions. Principal payments on the $33.6 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and

June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $33.6 million term loan is tied to the primary lending bank's prime rate, or LIBOR, with a margin, depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At December 31, 1995, the Company had $64.4 million of borrowings utilizing LIBOR.

On August 2, 1995, the Company entered into an interest rate swap agreement with its primary lending bank to reduce the impact of changes in interest rates on its floating-rate debt. The agreement has a notional amount of $25 million and terminates on August 2, 1998. The agreement effectively changes the Company's interest rate exposure on $25 million of its LIBORbased debt to a fixed rate of 9.79%.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ending March 31, 1996, and $7 million thereafter for the life of the agreement, as well as containing other customary financial covenants.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the nine month period in 1996 were $4.1 million as compared with $3.0 million in the comparable period in 1995. The Company's two segments have similar cash flow requirements.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        11     Statement of Computation of Per Share Earnings

        27      Financial Data Schedule

(b) A report on Form 8-K was filed on July 14, 1995 to report the June 30, 1995 acquisition by the company's wholly owned subsidiaries of (i) substantially all of the assets of SKF USA Inc.'s Seeger Division and
        (ii) all of the outstanding stock of SKF GmbH's subsidiaries, Seeger-Orbis GmbH. This report on Form 8-K was amended by the filing of a report on Form 8-K/A dated September 11, 1995. This report on Form 8-K/A was amended by the filing of another report on Form 8-K/A dated November 30, 1995.

(c) A report on Form 8-K was filed on November 16, 1995, reporting the disposition of the company's business and assets of its TransTechnology Electronics Division.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)



Dated:  February 13, 1996        By:     /s/ Chandler J. Moisen
                                       --------------------------
                                       CHANDLER J. MOISEN, Senior Vice President
                                       and Chief Financial Officer*


   *  On behalf of the Registrant and as Principal Financial Officer.

                  EXHIBIT INDEX


     Exhibit No.               Description
     -----------               -----------

        11     Statement of Computation of Per Share Earnings

        27      Financial Data Schedule