Form 10-K
period 1996-03-31
TRANSTECHNOLOGY CORP
filed 1996-06-27
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1996
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from              to
                                          ------------    ------------

                          Commission file number 1-7872
                              ---------------------
                           TRANSTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                  95-4062211
       (State or other jurisdiction of                   (I.R.S. employer
       incorporation or organization)                   identification no.)
               150 Allen Road                                  07938
         Liberty Corner, New Jersey                         (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (908) 903-1600

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

                                Yes  X  No
                                    ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

         As of May 30, 1996, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $90,166,595.

         As of May 30, 1996, the registrant had 5,109,228 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Annual Report for the fiscal year ended March 31, 1996, is incorporated by reference into Part I and II hereof.

         The registrant's Proxy Statement for the fiscal year ended March 31, 1996 is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         TransTechnology Corporation develops, manufactures and sells a wide range of products in two industry segments, as described below. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.

         During 1996, the Company continued its program of focusing on core businesses by acquiring a group of companies that manufacture retaining rings (the Seeger Group, with locations in Germany, UK, Brazil and New Jersey), and selling the Company's Electronics division and the domestic and European portions of the Company's computer graphics service operations. These actions have positioned the company as a major worldwide supplier of specialty fasteners to the automotive and industrial markets. The Breeze-Eastern division makes up the rescue hoist and cargo hook products segment, and is the world's leader in these systems which are sold primarily to military and civilian agencies.

DISCONTINUED OPERATIONS

         The following entities, discontinued in the years indicated, have been classified as discontinued operations in the Company's financial statements:
Federal Laboratories (tear gas) (1994), the Lundy Technical Center (chaff)
(1995), TransTechnology Electronics (1995), and TransTechnology Systems & Services (computer maintenance and service) (1995). For a more detailed description of these transactions, see "Note 2" of the "Notes to Consolidated Financial Statements" included in the Company's 1996 Annual Report on pages 16 and 17 which is incorporated herein by reference.

SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Seeger Group of companies ("Seeger-Orbis", "Anderton", and "Seeger Reno"), its Breeze Industrial Products division ("Breeze Industrial") and its Palnut Company division ("Palnut", "Industrial Retaining Ring Company" and "Seeger, Inc."). Seeger, Inc. was acquired as part of the Seeger Group purchase and is now included in the Palnut Company division. The Seeger Group of companies, Industrial Retaining Ring Company and Seeger, Inc. design and manufacture highly engineered retaining rings for both the domestic and international automotive and industrial markets. Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for the appliance and hardware markets. These clamps are widely used in the heavy-duty vehicle, industrial, automotive and aircraft industries by both original equipment manufacturers and replacement suppliers. The Palnut Company manufactures single and multi-thread metal fasteners for the automotive and industrial products markets industries. These include lock-nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold preinserted bolts in place for final assembly or in rachet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 81%, 70% and 64% of the Company's consolidated sales from continuing operations in 1996, 1995 and 1994, respectively.

         Through its MassTech product line, Breeze Industrial also manufactures tachometers and related items such as speed sensors that are used to measure rotational shaft speeds and direction, and to indicate revolutions per minute. These products are sold to heavy-duty original equipment manufacturers and in the military and high-performance markets.

         At March 31, 1996, the Company's Specialty Fastener Products segment backlog was $31.4 million, compared to $12.7 million at March 31, 1995. The increase is primarily the result of the acquisition of the Seeger Group of companies. Substantially all of the March 31, 1996 backlog is scheduled to be shipped during fiscal 1997.

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

         Breeze-Eastern sells its products through an internal marketing representative and several independent sales representatives and distributors. Breeze-Eastern's product lines contributed 19%, 30% and 36% to the Company's consolidated sales in 1996, 1995 and 1994, respectively. The declining percentage is attributable primarily to the acquisitions of fastener businesses (Palnut, Industrial Retaining Ring and the Seeger Group).

         The Rescue Hoist and Cargo Hook Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1996, the backlog of unfilled orders was $30.9 million, compared to $21.8 million at March 31, 1995. The majority of the March 31, 1996 backlog is anticipated to be shipped during fiscal 1997.

DEFENSE INDUSTRY SALES

         Only 8% of the Company's revenues in 1996, as compared to 18% and 23% in 1995 and 1994, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits. With overall defense spending down, it is expected that the defense market for the Company's products will decline in the future. However, the overall reduction in the Company's dependence on these products renders it less vulnerable to defense budget cuts.

ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 11 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on page 22 which is incorporated herein by reference.

COMPETITION

         The Company's businesses compete in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance and delivery and price. The Company's ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company is successfully doing so both internally and through acquisitions. There can be no assurance that the Company will continue to compete successfully in any or all of the businesses discussed above. The failure of the Company to compete in more than one of these businesses could have a material and adverse effect on the Company's profitability.

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

EMPLOYEES

         As of May 26, 1996 the Company employed 1,437 persons. There were 1,240 employees associated with the Specialty Fastener Products segment, 178 with the Rescue Hoist and Cargo Hook Products segment and 19 with the corporate office.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 13 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on pages 22-24 and is incorporated herein by reference.

FOREIGN OPERATIONS AND EXPORT SALES

         The Company's foreign-based facilities during fiscal 1996 consisted of the Seeger-Orbis facilities located in Germany, the Anderton facility located in England, and the Seeger Reno facility located in Brazil. The Company acquired these three businesses on June 30, 1995. Additionally, the Company had foreign-based facilities during fiscal 1996 that are treated as discontinued operations as of March 31, 1996. The Company had foreign sales of $45.2 million in fiscal 1996, representing 29% of the Company's consolidated sales from continuing operations. The Company had export sales of $16.9 million, $15.4 million and $14.9 million in fiscal 1996, 1995 and 1994, respectively, representing 11%, 15% and 18% of the Company's consolidated sales from continuing operations in each of those years, respectively. The risk and profitability attendant to these sales are generally comparable to similar products sold in the United States. Sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 13 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on pages 22-24 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:


                                                                Owned or
          Location           Use of Premises                     Leased            Sq. Ft
          --------           ---------------                     ------            ------
Liberty Corner, New Jersey   Executive Offices                   Leased            10,000

SPECIALTY FASTENER
PRODUCTS SEGMENT
- ----------------

Saltsburg, Pennsylvania      Breeze Industrial offices and       Owned            100,000
                             manufacturing plant

Mountainside, New Jersey     Palnut offices and manufacturing    Owned            142,000
                             plant

Irvington, New Jersey        Industrial Retaining Ring           Owned             37,000
                             manufacturing plant

Somerset, New Jersey         Seeger, Inc. offices                Leased           104,000
                             and manufacturing plant

Konigstein, Germany          Seeger Group offices and            Owned            149,000
                             Seeger-Orbis manufacturing
                             plant

Eichen, Germany              Seeger-Orbis manufacturing          Owned             51,000
                             plant

Bingley, England             Anderton offices and                Owned            124,000
                             manufacturing plant

Sao Paulo, Brazil            Seeger Reno offices and             Owned             85,000
                             manufacturing plant

RESCUE HOIST AND CARGO
HOOK PRODUCTS SEGMENT
- ---------------------

Union, New Jersey            Breeze-Eastern offices              Owned            188,000
                             and manufacturing plant

         The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in California, Pennsylvania, New York, Illinois and North Carolina. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale.

ITEM 3.  LEGAL PROCEEDINGS

         The information required has been included in Note 11 of Notes to Consolidated Financial Statements included in the Company's 1996 Annual Report on page 22 and is incorporated herein by reference.

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

                                                       High                 Low
                                                       ----                 ---
         Fiscal 1995
             First Quarter                           $ 16-5/8           $  12-3/8
             Second Quarter                            13-5/8              10-3/4
             Third Quarter                             12-1/2              10-1/2
             Fourth Quarter                            13-5/8              10

         Fiscal 1996
             First Quarter                           $ 13-1/2           $  10-3/4
             Second Quarter                            14-7/8              12
             Third Quarter                             15-1/8              11-7/8
             Fourth Quarter                            15                  12-1/2

         Fiscal 1997
             First Quarter                           $ 19-3/4           $ 14-7/8
             (through May 30, 1996)

         As of May 30, 1996, the number of stockholders of record of the Common Stock was 2,483. On May 30, 1996 the closing sales price of the Common Stock was $19.25.

         The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.06 per share on June 1, 1994, and an increased dividend of $0.065 per share on September 1 and December 1, 1994, March 1, June 1, September 1 and December 1, 1995 and March 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required has been included in the Company's 1996 Annual Report on page 1 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required has been included in the Company's 1996 Annual Report on pages 26-30 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements: The information required has been included in the Company's 1996 Annual Report on pages 11-25 and is incorporated herein by reference.

         Quarterly Financial Data: The information required has been included in
         Note 14 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on page 24 and is incorporated herein by reference.

         Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 1996, 1995 and 1994.

                  Schedules required by Article 5 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the financial statements of TransTechnology Corporation as of March 31, 1996 and 1995, and for each of the three years in the period ended March 31, 1996, and have issued our report thereon dated May 28, 1996; such financial statements and report are included in your 1996 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
- ------------------------

Parsippany, New Jersey
May 28, 1996

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

        FOR YEARS ENDED MARCH 31, 1996, MARCH 31, 1995 AND MARCH 31, 1994

                             BALANCE AT        CHARGED TO                                                BALANCE
                             BEGINNING OF      COSTS AND           OTHER                                 AT END
DESCRIPTION                  PERIOD            EXPENSES            INCREASES          DEDUCTIONS(A)      OF PERIOD
- -----------                  ------            --------            ---------          -------------      ---------
1996

Allowances for
doubtful accounts
and sales returns            $103,000          $468,000            $382,000(B)        $218,000           $735,000

1995

Allowances for
doubtful accounts
and sales returns            $271,000          $ 65,000            $ 23,000(C)        $256,000(D)        $103,000

1994

Allowances for
doubtful accounts
and sales returns            $318,000          $102,000            $ 72,000(C)        $221,000           $271,000


(A) Amount represents write-off of uncollectible accounts.
(B) Amount represents balance acquired from Seeger acquisition.
(C) Amount consists primarily of sales adjustments charged to revenue accounts.
(D) Amount includes $97,000 reserves for uncollectible accounts of discontinued operations reclassed to net assets held for sale.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1996 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1996 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1996 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1996 and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

         1. Financial Statements: The following financial statements have been included in the Company's 1996 Annual Report on pages 11-25 and are incorporated herein by reference:

                  Consolidated Balance Sheets at March 31, 1996 and March 31,
                  1995

                  Statements of Consolidated Operations for the years ended March 31, 1996, March 31, 1995 and March 31, 1994

                  Statements of Consolidated Cash Flows for the years ended March 31, 1996, March 31, 1995 and March 31, 1994

                  Statements of Consolidated Stockholders' Equity for the years ended March 31, 1996, March 31, 1995 and March 31, 1994

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules:

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1996, 1995 and 1994

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

                  In July 1995, a report on Form 8-K was filed to report the acquisition of substantially all of SKF USA Inc.'s Seeger Division and all of the outstanding stock of SKF GmbH's Seeger-Orbis GmbH subsidiary on June 30, 1995.

                  A report on Form 8-K/A was filed in September 1995 amending the report on Form 8-K previously filed in July 1995.

                  A report on Form 8-K/A was filed in November 1995 supplementing the report on Form 8-K previously filed in July 1995 and containing required financial statements.

                  In November 1995, a report on Form 8-K was filed to report the sale of substantially all of the assets of the Company's TransTechnology Electronics Division to ElecSys Incorporated on August 18, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 17, 1996



                                               TRANSTECHNOLOGY CORPORATION

                                               By: /s/Michael J. Berthelot
                                                   -----------------------------
                                                   Michael J. Berthelot,
                                                   Chairman of the Board and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                                      Date
      ---------                           -----                                      ----
/s/Michael J. Berthelot       Chairman of the Board and                          June 17, 1996
- ----------------------------  and Chief Executive Officer
MICHAEL J. BERTHELOT          (Principal Executive Officer)

/s/Patrick K. Bolger          President, Chief Operating                         June 17, 1996
- ----------------------------  Officer and Director
PATRICK K. BOLGER

/s/Chandler J. Moisen         Senior Vice President, Treasurer and               June 17, 1996
- ----------------------------  Chief Financial Officer
CHANDLER J. MOISEN            (Principal Financial and Accounting Officer)

/s/Walter Belleville          Director                                           June 18, 1996
- ----------------------------
WALTER BELLEVILLE

/s/Gideon Argov               Director                                           June 17, 1996
- ----------------------------
GIDEON ARGOV

/s/Thomas V. Chema            Director                                           June 17, 1996
- ----------------------------
THOMAS V. CHEMA

/s/James A. Lawrence          Director                                           June 18, 1996
- ----------------------------
JAMES A. LAWRENCE

/s/Michel Glouchevitch        Director                                           June 18, 1996
- ----------------------------
MICHEL GLOUCHEVITCH

                                INDEX TO EXHIBITS

                                                                                                         Page
                                                                                                     Sequentially
                                                                                                       Numbered
                                                                                                       --------
3.1      Certificate of Incorporation of the Company.(1)                                                   --

3.2      Bylaws of the Company.                                                                            --

10.1     1996-1998 Long Term Incentive Plan of the Company.                                                --

10.3     Form of Incentive Stock Option Agreement.(2)                                                      --

10.4     Form of Director Stock Option Agreement.(3)                                                       --

10.5     Form of Restricted Stock Award Agreement used under the Company's 1996-1998
         Long Term Incentive Plan.(4)                                                                      --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(5)                                                                    --

10.7     Executive Life Insurance Plan.(6)                                                                 --

10.8     Revolving Credit and Loan Agreement dated as of June 30, 1995 between the Company
         and the First National Bank of Boston.(7)                                                         --

10.9     First Amendment to the Revolving Credit and Loan Agreement dated as of August 29, 1995
         between the Company and the First National Bank of Boston.                                        --

10.10    Second Amendment to the Revolving Credit and Loan Agreement dated as of October 27, 1995
         between the Company and the First National Bank of Boston.                                        --

10.11    Third Amendment to the Revolving Credit and Loan Agreement dated as of March 29, 1996
         between the Company and the First National Bank of Boston.                                        --

13       The Company's 1996 Annual Report.                                                                 --

21       List of Subsidiaries of the Company.                                                              --

23       Independent Auditors' Consent.                                                                    --

27       Financial Data Schedule.                                                                          --

- ----------------------

(1)      Incorporated by reference from the Company's Form 8-A Registration Statement
         No. 2-85599 dated February 9, 1987.                                                               --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-87800 dated December 22, 1994.                                                    --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                         --

                                                                                                         Page
                                                                                                     Sequentially
                                                                                                       Numbered
                                                                                                       --------
(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                        --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1987.                                                            --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1989.                                                            --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                          --