Form 10-Q
period 1996-06-30
TRANSTECHNOLOGY CORP
filed 1996-08-14
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                         Yes    X         No


         As of August 7, 1996, the total number of outstanding
         shares of registrant's one class of common stock was
         5,128,651

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                                                     Page No.
  Item 1.    Financial Statements....................................................................  2
  -------
             Statements of Consolidated Operations--
             Three Month Periods Ended June 30, 1996
             and July 2, 1995........................................................................  3

             Consolidated Balance Sheets--
             June 30, 1996 and March 31, 1996........................................................  4

             Statements of Consolidated Cash Flow--
             Three Months Ended June 30, 1996 and
             July 2, 1995............................................................................  5

             Statements of Consolidated Stockholders' Equity--
             Three Months Ended June 30, 1996 .......................................................  6

             Notes to Consolidated Financial Statements..............................................  7 - 9

  Item 2.    Management's Discussion and Analysis of Results
  -------      of Operations and Financial Condition.................................................  10 - 14


PART II.    Other Information

  Item 6.    Exhibits and Reports on Form 8-K........................................................  15
  -------

SIGNATURES...........................................................................................  15

EXHIBIT 11...........................................................................................  16

EXHIBIT 27...........................................................................................  17

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1996.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                                                THREE MONTHS ENDED
                                                        ----------------------------------
                                                           6/30/96                 7/02/95
                                                        ----------              ----------
Total revenue                                           $   44,926              $   26,410
Cost of sales                                               30,939                  17,939
                                                        ----------              ----------
Gross profit                                                13,987                   8,471
                                                        ----------              ----------
General, administrative
   and selling expenses                                      8,561                   4,697
Interest expense                                             1,810                     886
                                                        ----------              ----------
Total general, administrative,
   selling and interest expenses                            10,371                   5,583
                                                        ----------              ----------
Income from continuing operations
   before income taxes                                       3,616                   2,888
Income taxes                                                 1,519                   1,155
                                                        ----------              ----------
Income from continuing operations                            2,097                   1,733

Discontinued operations:

Income (loss) from operations (net of applicable
   tax provision of $2 thousand for the three months
   ended 6/30/96 and a tax benefit of $172 thousand
   for the three months ended 7/2/95).                           4                    (259)

(Loss) gain from disposal (includes a tax benefit
   of $189 thousand for the three months ended
   6/30/96 and a tax provision of $58 thousand
   for the three months ended 7/2/95).                        (273)                     87
                                                        ----------              ----------
   Net income                                           $    1,828              $    1,561
                                                        ==========              ==========
Earnings per share:  (Note 1)
   Income from continuing operations                    $     0.41              $     0.34
   Income from discontinued operations                       (0.05)                  (0.03)
                                                        ----------              ----------
   Net income                                           $     0.36              $     0.31
                                                        ==========              ==========
Number of shares used in computation
   of per share information                              5,104,000               5,082,000



See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                               UNAUDITED
                                                                                6/30/96      3/31/96
                                                                              ---------     ---------
ASSETS
Current assets:
 Cash and cash equivalents                                                    $   1,330     $   2,362
 Accounts receivable (net of allowance for doubtful
  accounts of $776 thousand at 6/30/96 and $735 thousand at 3/31/96)             26,169        28,368
 Notes receivable                                                                 1,162         1,258
 Inventories                                                                     50,842        50,551
 Prepaid expenses and other current assets                                        1,265         1,726
 Deferred income taxes                                                            1,033         1,037
 Net assets held for sale                                                         7,131         9,980
                                                                              ---------     ---------
  Total current assets                                                           88,932        95,282
                                                                              ---------     ---------
Property, Plant & Equipment                                                      80,353        78,326
 Less accumulated depreciation and amortization                                  19,170        17,749
                                                                              ---------     ---------
  Property, Plant & Equipment - net                                              61,183        60,577
                                                                              ---------     ---------
Other assets:
 Notes receivable                                                                12,685        12,824
 Costs in excess of net assets of acquired businesses (net of accumulated amortization:
  6/30/96, $3,433 thousand;  3/31/96, $3,308 thousand)                           19,310        16,411
 Other                                                                           15,972        14,273
                                                                              ---------     ---------
  Total other assets                                                             47,967        43,508
                                                                              ---------     ---------
  Total                                                                       $ 198,082     $ 199,367
                                                                              =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                            $   6,199     $   6,026
 Accounts payable-trade                                                          12,358        14,719
 Accrued compensation                                                             4,810         6,473
 Accrued income taxes                                                             2,185         1,415
 Other current liabilities                                                        9,418         9,301
                                                                              ---------     ---------
  Total current liabilities                                                      34,970        37,934
                                                                              ---------     ---------
Long-term debt payable to banks and others                                       70,623        72,565
                                                                              ---------     ---------
Other long-term liabilities                                                      18,955        16,398
                                                                              ---------     ---------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                          --            --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,286,684 at 6/30/96, and 5,276,463 at 3/31/96                              53            53
 Additional paid-in capital                                                      46,357        46,188
 Retained earnings                                                               30,963        29,467
 Other stockholders' equity                                                      (1,684)       (1,083)
                                                                              ---------     ---------
                                                                                 75,689        74,625
 Less treasury stock, at cost - (177,500 shares at 6/30/96 and 3/31/96)          (2,155)       (2,155)
                                                                              ---------     ---------
  Total stockholders' equity                                                     73,534        72,470
                                                                              ---------     ---------
  Total                                                                       $ 198,082     $ 199,367
                                                                              =========     =========

See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                               THREE MONTHS ENDED
                                                                          ---------------------------
                                                                             6/30/96       7/02/95
Cash Flows From Operating Activities:                                     ----------       ----------
Net income                                                                $   1,828        $    1,561

Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                1,920               912
 Provision for losses on accounts receivable                                     52                32
 Loss (gain) on sale or disposal of fixed assets and discontinued
  businesses                                                                     38               (91)
 Change in assets and liabilities net of acquisitions and dispositions:
  Decrease in accounts receivable                                             2,146             3,149
  Decrease (increase) in inventories                                            988              (518)
  Decrease (increase) in net assets held for sale                               865            (1,487)
  Increase in other assets                                                   (3,909)           (1,978)
  Decrease in accounts payable                                               (2,361)           (3,685)
  Decrease in accrued compensation                                           (1,663)           (2,250)
  Increase in income tax payable                                                770               928
  Increase (decrease) in other liabilities                                    2,645              (234)
                                                                          ---------        ----------
 Net cash (used in) provided by operating activities                          3,319            (3,661)
                                                                          ---------        ----------
Cash Flows from Investing Activities:
Business acquisitions                                                        (3,344)          (43,655)
Capital expenditures                                                         (1,307)             (787)
Proceeds from sale of fixed assets and discontinued business                  1,987             1,000
Decrease (increase) in notes receivable                                         235            (1,029)
                                                                          ---------        ----------
 Net cash used in investing activities                                       (2,429)          (44,471)
                                                                          ---------        ----------
Cash Flows from Financing Activities:
Proceeds from long-term borrowings                                             8,431            73,846
Payments on long-term debt                                                  (10,200)          (24,800)
Proceeds from issuance of stock under stock option plan                         179               164
Stock repurchases and other                                                    --                 (66)
Dividends paid                                                                 (332)             (331)
                                                                          ---------        ----------
 Net cash (used in) provided by financing activities                         (1,922)           48,813
                                                                          ---------        ----------
Net (decrease) increase in cash and cash equivalents                         (1,032)              681
Cash and cash equivalents at beginning of year                                2,362             1,544
                                                                          ---------        ----------
Cash and cash equivalents at end of year                                  $   1,330        $    2,225
                                                                          =========        ==========
Supplemental Information:
Interest payments                                                         $   1,342        $      900
Income tax payments                                                       $     337        $      250

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)





                                  COMMON STOCK       TREASURY STOCK   ADDITIONAL                 OTHER
FOR THE QUARTER                 ----------------    ----------------   PAID-IN    RETAINED   STOCKHOLDERS'
 ENDED JUNE 30, 1996            SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL    EARNINGS      EQUITY       TOTAL
 -------------------            ------    ------    ------    ------   -------    --------      ------       -----
Balance, March 31, 1996        5,276,463  $  53    (177,500) $(2,155)  $46,188   $  29,467   $  (1,083)    $ 72,470

Net Income                            --     --          --       --        --       1,828          --        1,828

Cash dividends
   ($.065 per share)                  --     --          --       --        --        (332)         --         (332)

Unrealized investment
   holding losses                     --     --          --       --        --          --        (253)        (253)

Issuance of stock under
   stock option plan              12,603     --          --       --       158          --          --          158

Effects of stock under
   incentive bonus plan - net     (2,382)    --          --       --        11          --          10           21

Foreign translation
   adjustments                        --     --          --       --        --          --        (358)        (358)
                               ---------  -----    --------  --------  -------   ---------   ----------    --------
Balance, June 30, 1996         5,286,684  $  53    (177,500) $(2,155)  $46,357   $  30,963   $  (1,684)    $ 73,534
                               =========  =====    ========  ========  =======   =========   ==========    ========

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


NOTE 2.           Inventories:

         Inventories are summarized as follows:


                                                           6/30/96                      3/31/96
                                                       ----------------             ----------------
               Finished goods                             $    22,375                   $ 22,645
               Work-in-process                                  9,561                      9,326

               Purchased and
               manufactured parts                              18,906                     18,580
                                                       ----------------             ----------------
                  Total inventories                       $    50,842                   $ 50,551
                                                       ================             ================

NOTE 3.           Discontinued Operations

         At June 30, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australasia.

         In the fourth quarter of 1996, the Company recorded an after-tax charge of $0.4 million to record the anticipated loss on the sale of its facility formerly used by the chaff products operation. On May 15, 1996, the Company concluded the sale of this facility for $2.1 million in cash.

         Additional after-tax costs of $0.3 million were recorded in the first quarter of 1997, in connection with other previously discontinued and sold businesses. These additional costs represent adjustments to previous estimates related primarily to environmental and legal matters.

 Operating results of the discontinued businesses were as follows:



                                                                      THREE MONTHS ENDED
                                                          -------------------------------------------
                                                              6/30/96                     7/02/95
                                                          ---------------             ---------------
             Total Revenues                               $           127             $         5,304
             Income (loss) before income taxes                          6                        (431)
             Income tax (provision) benefit                            (2)                        172
                                                          ---------------             ---------------

             Income (loss) from operations                $             4             $          (259)
                                                          ===============             ===============


The loss from operations includes interest expense of $126 thousand for the three months ended 7/02/95.



Net assets held for sale at June 30, 1996 and March 31, 1996 were as follows:



                                                              6/30/96                     3/31/96
                                                          ---------------             ---------------
             Accounts receivable                          $           135             $           143
             Inventory                                                547                         529
             Property                                               6,645                       8,667
             Other assets                                             334                       1,269
             Liabilities                                             (530)                       (628)
                                                          ---------------             ---------------

             Net assets held for sale                     $         7,131             $         9,980
                                                          ===============             ===============

NOTE 4.       Acquisitions

         On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

         On June 18, 1996 the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3 million in cash plus direct acquisition costs. Pebra, which employs 41 people, is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended June 30, 1996 for fiscal year 1997 and the three-month period ended July 2, 1995 for fiscal year 1996. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Revenue from continuing operations for the three-month period in 1997 was $44.9 million, a $18.5 million or 70% increase from the $26.4 million reported in the comparable period in 1996. Gross profit was $14 million for the three-month period in 1997, up $5.5 million or 65% from the comparable period in 1996. Operating profit from continuing operations for the three-month period in 1997 was $7.6 million, an increase of $2.5 million or 49% from the comparable period in 1995. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the three-month period in 1997 was $1.8 million or $.36 per share, compared to $1.6 million or $.31 per share for the comparable period of 1996. As further discussed below, the increased earnings performance in 1997 resulted primarily from the inclusion of the Seeger Group operations in the three-month 1997 period.

Interest expense increased $0.9 million for the three-month period in 1997, from $0.9 million in the comparable 1996 period, primarily as a result of increased bank borrowings used for the acquisition of the Seeger Group on June 30, 1995.

New orders received during the three-month period in 1997 totaled $44.8 million, an increase of $16.6 million or 59% from 1996's comparable period. At June 30, 1996, total backlog of unfilled orders was $59.2 million compared to $32.6 million at July 2, 1995.


DISCONTINUED OPERATIONS

At June 30, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australasia.

In the fourth quarter of 1996, the Company recorded an after-tax charge of $0.4 million related to the anticipated loss on the sale of its facility formerly used by the chaff products operation. On May 15, 1996, the Company concluded the sale of this facility for $2.1 million in cash.

Additional after-tax costs of $0.3 million were recorded in the first quarter of 1997, in connection with other previously discontinued and sold businesses. These additional costs represent adjustments to previous estimates related primarily to environmental and legal matters.

ACQUISITIONS

On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

On June 18, 1996 the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3 million in cash plus direct acquisition costs. Pebra, which employs 41 people, is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                              THREE MONTHS ENDED              NET CHANGE
                                            ----------------------      ---------------------
                                             6/30/96       7/02/95          $              %
                                            --------      --------      ---------        ----

Sales:
  Speciality fastener products              $ 35,499      $ 19,196      $  16,303        84.9
  Rescue hoist and cargo hook products         9,141         7,012          2,129        30.4
                                            --------      --------      ---------
              Total                         $ 44,640      $ 26,208      $  18,432        70.3
                                            ========      ========      =========

Operating profit:

  Speciality fastener products              $  5,702      $  4,497      $   1,205        26.8
  Rescue hoist and cargo hook products         1,923           628          1,295       206.2
                                            --------      --------      ---------
              Total                         $  7,625      $  5,125      $   2,500        48.8


Corporate expense                             (2,199)       (1,351)(a)       (848)      (62.8)


Interest expense                              (1,810)         (886)(b)       (924)     (104.3)
                                            --------      --------      ---------

Income from continuing
  operations before
  income taxes                              $  3,616      $  2,888      $     728        25.2
                                            ========      ========      =========

         a) The corporate expense for the three months ended July 2, 1995 has been reduced by $211 thousand to reflect an allocation made to discontinued operations.

         b) The interest expense for the three months ended July 2, 1995 has been reduced by $126 thousand to reflect an allocation made to discontinued operations.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $35.5 million for the three-month period in 1997, an increase of $16.3 million, or 85% from the same period in 1996. The increase in specialty fastener sales was primarily due to the inclusion of operations of the Seeger Group of companies for the 1997 three-month period, offset by a decrease in domestic heavy duty truck fastener demand.

Operating profit for the three-month period in 1997 was $5.7 million, an increase of $1.2 million or 27% from the comparable period of 1996. The increase was primarily due to the inclusion of operations of the Seeger Group of companies for the 1997 three-month period, offset by the decrease in domestic heavy duty truck fastener sales volume, as mentioned above.

New orders for the three-month period in 1997 increased $16.9 million or 88% from the comparable period in 1996, primarily due to the inclusion of operations of the Seeger Group of companies for the 1997 three-month period. Backlog of unfilled orders at June 30, 1996 was $28.8 million, compared to $8.8 million at July 2, 1995.


RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $9.1 million for the three-month period in 1997, up $2.1 million or 30% from the comparable period in 1996. The increase was primarily due to the timing of customers placing new orders.

Operating profit for the three-month period in 1997 was $1.9 million, an increase of $1.3 million or 206% from the comparable period in 1996. The primary factors contributing to the increase in the segment's operating profit in the 1997 three-month period were the increase in the sales volume, mentioned above, product sales mix and sales price increases.

New orders decreased for the three-month period in 1997 by $0.3 million or 4% from the comparable period in 1996 primarily due to customer timing and placement of new orders. Backlog of unfilled orders at June 30, 1996 was $30.4 million, compared to $23.8 million at July 2, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 51% as of June 30, 1996, compared to 52% as of March 31, 1996. The current ratio at June 30, 1996, stood at 2.54 compared to 2.51 at March 31, 1996. Working Capital was $54 million at June 30, 1996, down $3.4 million from March 31, 1996.

At June 30, 1996, the Company's debt consisted of $17.1 million of borrowings under a revolving credit line, $4.7 million of borrowings under international lines of credit, a $29.8 million term loan, a $24.5 million term loan and $0.7 million of other borrowings. The revolving bank credit line commitment is $33.4 million, will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at June 30,1995 were $0.2 million. The total commitment from the international lines of credit are $6.6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate (LIBOR), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

The $29.8 million and $24.5 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $29.8 million term loan has an additional $15 million available through March 1997 for future acquisitions. Quarterly principal payments on the $29.8 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $29.8 million term loan is tied to the primary bank's prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Principal payments on the $24.5 million term loan of $0.5 million are due and payable annually beginning on June 30, 1996 and continue through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $24.5 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At June 30, 1996, the Company had $50.7 million of borrowings utilizing LIBOR.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $7 million, as well as containing other customary financial covenants.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the three-month period in 1997 were $1.3 million as compared with $0.8 million in the comparable period in 1996.

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



                         TRANSTECHNOLOGY CORPORATION
                               (Registrant)



Dated:  August 12, 1996          By: /s/ Chandler J. Moisen
                                     --------------------------------------
                                     CHANDLER J. MOISEN, Senior Vice President,
                                     Treasurer and Chief Financial Officer*


* On behalf of the Registrant and as Principal Financial and Accounting Officer.

                                EXHIBIT INDEX


EXHIBIT NO.                                  DESCRIPTION

   11                               STATEMENT OF COMPUTATION OF
                                         PER SHARE EARNINGS



   27                               FINANCIAL DATA SCHEDULE