Form 10-K/A
period 1996-03-31
TRANSTECHNOLOGY CORP
filed 1996-09-17
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                 FORM 10-K/A

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE PREVIOUSLY SUBMITTED ON FILING OF FORM 10-K)

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

                     DOCUMENTS INCORPORATED BY REFERENCE

                                    (NONE)

     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1996 by amending the information required by Item 7 and Item 8 thereof as set forth herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
of Operations
- --------------------------------------------------------------------------------
RESULTS OF OPERATIONS

The Company's fiscal year ends on March 31. Accordingly, all references to years in this Management's Discussion refer to the fiscal year ended March 31 of the indicated year. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Revenue from continuing operations in 1996 was $159.9 million, an increase of $57.2 million or 56% from 1995, compared with a $19.8 million or 24% increase from 1994 to 1995. Gross profit in 1996 increased $21.7 million or 71% from 1995, compared with an increase of $5.8 million or 23% from 1994 to 1995. Operating profit from continuing operations for 1996 was $28.6 million, an increase of $12 million or 72% from 1995, compared with an increase of $2.9 million or 21% from 1994 to 1995. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment, and additional information regarding industry segments is contained in Note 13 of the Notes to Financial Statements.

Net income, including discontinued operations, for 1996 was $7.4 million or $1.45 per share, compared to $2.5 million or $.50 per share in 1995. These changes in net income were affected both by operating profit, as discussed in the Business Segment sections below, and by discontinued operations, as discussed in the Discontinued Operations section below. Net loss from discontinued operations, including disposal losses, was $1.1 million or $.22 per share in 1996 and $4.9 million or $.95 per share in 1995.

In the fourth quarter of 1996 the Company recorded a $2.6 million pre-tax charge to continuing operations to write-down the carrying value of equity securities acquired from the sale of its tear gas division to their current market value when the decline in value of those securities was determined to be other than temporary. Unrealized holding losses on these securities had previously been recorded as a direct reduction to stockholders' equity. In 1996 the company sold the domestic and European portions of its computer graphics service operations, which operated under the name TransTechnology Systems & Services, its Electronics division and the chaff avionics product line as discussed below in the Discontinued Operations section. On June 30, 1995 the Company acquired the Seeger Group of companies as discussed below in the Acquisitions section and the Business Segment section.

In the fourth quarter of 1995 the Company sold primarily all of the assets and business of its chaff products operation as discussed below in the Discontinued Operations section. In August, 1994 the Company acquired Industrial Retaining Ring Company as discussed below in the Acquisitions section and the Business Segment section.

In the fourth quarter of 1994, the Company recorded a reduction of $0.8 million of Federal income tax provisions. Also in the fourth quarter of 1994 the Company sold its tear gas division as discussed below in the discontinued operations section. In August 1993, the Company acquired the Palnut fastener division as discussed below in the Acquisitions section and the Business Segment section.

Interest expense increased $3.5 million in 1996 primarily as a result of increased bank borrowings used for the acquisition of the Seeger Group of companies, as discussed below in the Liquidity and Capital Resources section. Interest expense increased $1.7 million from 1994 to 1995 primarily as a result of increased bank borrowings used for the acquisition of Industrial Retaining Ring Company, as discussed below in the Liquidity and Capital Resources section, and higher interest rates on the Company's debt in fiscal 1995 due to increases in the prime interest rate throughout the year.

New orders received during 1996 by continuing operations totaled $162.6 million, an increase of $58.1 million or 56% from 1995. New orders received during 1995 by continuing operations totaled $104.5 million, an increase of $17.1 million or 20% from 1994. New orders are discussed below by industry segment. At March 31, 1996, total backlog of unfilled orders was $62.3 million, compared to $34.4 million and $30.9 million at March 31, 1995 and 1994, respectively.

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which the Company is required to adopt during fiscal 1997. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial statements. Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company will continue to apply the principles of APB No. 25 and provide pro forma fair value disclosures starting in the 1997 Annual Report.

In March 1994, the Company adopted Statement of Financial Accounting Standard No. 115, related to accounting for certain investments in debt and equity securities. Adoption of this statement resulted in a gross unrealized holding loss of $1.6 million, reported as a direct reduction to stockholders' equity in the March 31, 1994 balance sheet. At March 31, 1996, this gross unrealized holding loss, which had increased to $2.6 million, was reclassified as a realized holding loss, and a pre-tax charge of $2.6 million was recorded in the fourth quarter Statement of Operations.

ACQUISITIONS
- --------------------------------------------------------------------------------
On June 30, 1995, the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

Effective August 31, 1994, the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $15.3 million in cash and the assumption of liabilities. Industrial Retaining Ring Company manufactures retaining rings and clips used primarily in the heavy equipment and industrial machinery industries.

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

DISCONTINUED OPERATIONS
- --------------------------------------------------------------------------------
In June 1995 and January 1996, the Company sold the domestic and European portions of its computer graphics service operations, respectively, in two separate transactions to two different buyers. These businesses operated under the name TransTechnology Systems & Services and were classified as discontinued operations in March 1995. The sale of the domestic portion for $0.7 million in cash and $0.6 million in notes receivable was for book value, and the sale of the European portion for $0.1 million in cash and $0.2 million in notes receivable resulted in an after-tax gain on disposal of $0.1 million.

In August 1995, the company sold its Electronics division for $4.4 million in cash and $9.6 million in notes receivable. The sale of this operation resulted in an after-tax gain on disposal of $0.2 million.

In March 1995, the Company sold substantially all of the assets and business of its chaff products operation for $6.7 million in cash. The sale of this operation resulted in an after-tax loss on disposal of $0.4 million. Additional after-tax disposal costs of $0.2 million were recorded in 1996 in connection with the sale. The Company retained the chaff avionics product line and negotiated its sale separately in May 1995 for $0.3 million in cash and $0.7 million in notes receivable, resulting in an after-tax gain on disposal of $0.4 million. In the fourth quarter of 1996, the Company recorded an after-tax charge of $0.4 million to record the anticipated loss on the sale of the facility that was formerly used by this operation.

In March 1994, the Company sold its tear-gas division which operates under the name Federal Laboratories, for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. common stock. The sale of this division resulted in a after-tax gain on disposal of $0.5 million. Additional after-tax disposal costs of $0.1 million and $0.5 million were recorded in 1996 and 1995, respectively, in connection with the sale.

Additional after-tax costs of $0.6 million and $1.4 million were recorded in 1996 and 1995, respectively, in connection with other previously discontinued and sold operations, and an after-tax gain on disposal of $0.3 million was recorded in 1994. These additional costs represent adjustments to previous estimates related primarily to environmental and legal matters.

SPECIALTY FASTENER PRODUCTS SEGMENT
1996 COMPARED WITH 1995
- --------------------------------------------------------------------------------
Sales for the Specialty Fastener Products segment were $127.5 million in 1996, an increase of $56.4 million or 79% from 1995. The increase in sales was primarily due to the inclusion of nine months of Seeger Group operations in 1996, and to a lesser extent, the inclusion of twelve months of Industrial Retaining Ring Company operations in 1996 versus eight months in 1995, and increased industrial and truck fastener demand for gear-driven fasteners in fiscal 1996.

Operating profit for the Specialty Fastener Products segment was $23.7 million in 1996, an increase of $7.2 million or 44% from 1995. The primary factors contributing to the segments increased operating profit in 1996 were the inclusion of nine months of Seeger Group operations, the inclusion of twelve months of Industrial Retaining Ring Company operations in 1996 versus eight months in 1995, and increased shipments of gear-driven fasteners.

In 1996, new orders in the Specialty Fastener Products segment increased $48.8 million or 66% from 1995. The primary reasons for the increase were the inclusion of nine months of Seeger Group operations in 1996, the inclusion of twelve months of Industrial Retaining Ring Company operations versus eight months in 1995, and the increased demand for gear-driven fasteners. Backlog of unfilled orders was $31.4 million at March 31, 1996, compared to $12.7 million at March 31, 1995.

1995 COMPARED WITH 1994
- --------------------------------------------------------------------------------
Sales for the Specialty Fastener Products segment were $71.1 million in 1995, an increase of $18.8 million or 36% from 1994. The increase in sales was primarily due to the inclusion of twelve months of Palnut fastener operations in 1995 versus eight months in 1994, the inclusion of eight months of Industrial
Retaining Ring Company operations in 1995, and increased industrial and truck fastener demand for gear-driven fasteners in fiscal 1995.

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

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT  1996 COMPARED WITH 1995
- --------------------------------------------------------------------------------
Sales for the Rescue Hoist and Cargo Hook Products segment were $30.5 million in 1996, an increase of $0.5 million or 2% from 1995. All three product lines in this segment, rescue hoists and related spare parts, cargo hooks, and tie-downs had little change in sales from 1995 levels.

Following the second full year under a new management team, the Rescue Hoist and Cargo Hook Products segment reported an operating profit of $4.9 million in 1996, compared to $0.2 million in 1995. The increase was primarily due to plant operating efficiencies, price adjustments and better inventory utilization.

In 1996 new orders in the Rescue Hoist and Cargo Hook Products segment increased by $9.3 million or 31% from 1995. This increase, led by the Rescue Hoist product line, was primarily due to increased marketing effort and customer timing of order placement. At March 31, 1996, the backlog of unfilled orders was $30.9 million, compared to $21.8 million at March 31, 1995.

1995 COMPARED WITH 1994
- --------------------------------------------------------------------------------
Sales for the Rescue Hoist and Cargo Hook Products segment were flat in 1995 at $30.0 million. All three product lines in this segment, rescue hoists and related spare parts, cargo hooks, and tie-downs, experienced virtually identical sales as in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES
- --------------------------------------------------------------------------------
The Company's debt-to-capitalization ratio was 52%, 38% and 34% as of March 31, 1996, 1995 and 1994, respectively. The current ratio at March 31, 1996, stood at 2.51, compared to 3.25 and 3.49 at March 31, 1995 and 1994, respectively.
Working capital was $57.3 million at March 31, 1996, up $4.2 million from March 31, 1995 and up $3.4 million from March 31, 1994.

At March 31, 1996, the Company's debt consisted of $17.2 million of borrowings under a revolving credit line, $4.2 million of borrowings under international lines of credit, a $31.3 million term loan, a $25 million term loan and $0.9 million of other borrowings. The revolving bank credit line commitment of $33.4 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at March 31, 1996 were $0.8 million. The total commitment from the international lines of credit are $6.6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and international lines of credit are tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate (LIBOR), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

The $31.3 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $31.3 million term loan has an additional $15 million available through March 1997 for future acquisitions. Quarterly principal payments on the $31.3 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $31.3 million term loan is tied to the lending bank's prime rate, or LIBOR, plus a margin that varies depending on the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At March 31, 1996, the Company had $53.8 million of borrowings utilizing LIBOR.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ended March 31, 1996, and $7 million annually thereafter for the life of the agreement, as well as containing other customary financial covenants.

On May 13, 1994, the Company obtained authorization to repurchase up to 200,000 shares of the Company's common stock at an aggregate price not to exceed $2.5 million. Through March 31, 1996, the Company had repurchased 177,500 shares at an aggregate cost of $2.2 million.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in 1996 were $6.5 million as compared with $5 million in 1995. The Company's two industry segments have similar cash flow requirements.

The Company is subject to various contingencies related to land and groundwater contamination at several facilities. Expenditures made pursuant to the remediation and restoration of these sites approximated $1.3 million in 1996 and $1.2 million in 1995. These expenditures are primarily of a non-recurring nature and are not capitalized. The Company expects similar expenditures in 1997 to be in the same range. These matters are described in Note 11 of the Notes to Financial Statements. Management believes that, after taking into consideration information provided by counsel, the resolution of these matters will not have a material adverse effect on the Company's liquidity. Additionally, management believes that the Company's cash flow from operations, combined with the bank credit described above, will be sufficient to cover future expenditures.

- --------------------------------------------------------------------------------

On May 15, 1996 the Company sold real property in Florida formerly occupied by its chaff division, and terminated the lease of the property, for total consideration of $1,984,000, paid in cash.

On May 25, 1996, the Company entered into a definitive agreement to acquire the assets and business of the hose clamp product line of Pebra GmbH Paul Braun i.K. This business, located in Frittlingen, Germany, manufactures heavy-duty hose clamps used primarily by heavy truck OEM's in Germany. Revenues for the year ended December 31, 1995, were approximately $6.5 million. The transaction is expected to be completed in June 1996 with a purchase price of $3 million provided by the Company's existing revolving credit line.

ITEM 8.  Financial Statements and Supplementary Data


                              Table of Contents
                              -----------------

                                                                          Page
                                                                          ----
Financial Statements:

Independent Auditors' Report                                                 8

Consolidated Balance Sheets as of March 31, 1996 and 1995                    9

Statements of Consolidated Operations for years ended March 31, 1996,
     1995 and 1994                                                           10

Statements of Consolidated Cash Flows for years ended March 31, 1996,
     1995 and 1994                                                           11

Statements of Consolidated Stockholders' Equity for years ended
     March 31, 1996, 1995 and 1994                                           12

Notes to Consolidated Financial Statements                                   12



Financial Statement Schedules:

Independent Auditors' Report                                                 23

Schedule II --

     Consolidated Valuation and Qualifying Accounts for the years
     ended March 31, 1996, 1995 and 1994                                     24

Schedules required by Article 5 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required.

Report of Independent Public Accountants of The New Seeger Group             25

INDEPENDENT AUDITORS' REPORT
- --------------------------------------------------------------------------------

To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 1996 and 1995 and the related statements of consolidated operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements based on our audits. We did not audit the financial statements of The New Seeger Group (whose members are consolidated subsidiaries) for the period ending March 31, 1996, which statements reflect total assets and total revenues constituting 32% and 28%, respectively, of the related consolidated totals for the year. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for The New Seeger Group for the period ended March 31, 1996, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
Parsippany, New Jersey
May 28, 1996

Consolidated Balance Sheets
- --------------------------------------------------------------------------------

                                                                                                 March 31,
ASSETS                                                                                   1996                 1995
- -----------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                       $   2,362,000        $   1,544,000
   Accounts receivable
         (net of allowance for doubtful accounts
         of $735,000 and $103,000 in 1996 and 1995, respectively)                     28,368,000           19,484,000
   Notes receivable                                                                    1,258,000              836,000
   Inventories                                                                        50,551,000           25,239,000
   Prepaid expenses and other current assets                                           1,726,000            2,706,000
   Deferred income taxes                                                               1,037,000            2,592,000
   Net assets held for sale                                                            9,980,000           24,269,000
- -----------------------------------------------------------------------------------------------------------------------
         Total current assets                                                         95,282,000           76,670,000
- -----------------------------------------------------------------------------------------------------------------------
Property:
   Land                                                                               12,616,000            4,330,000
   Buildings                                                                          20,523,000           13,268,000
   Machinery and equipment                                                            39,600,000           21,772,000
   Furniture and fixtures                                                              5,398,000            3,043,000
   Leasehold improvements                                                                189,000              161,000
- -----------------------------------------------------------------------------------------------------------------------
   Total                                                                              78,326,000           42,574,000
Less accumulated depreciation and amortization                                        17,749,000           13,040,000
- -----------------------------------------------------------------------------------------------------------------------
         Property-net                                                                 60,577,000           29,534,000
- -----------------------------------------------------------------------------------------------------------------------
Other assets:
   Notes receivable                                                                   12,824,000            3,274,000
   Costs in excess of net assets of acquired businesses (net of accumulated
      amortization: $3,308,000 and $2,793,000 in 1996 and 1995, respectively          16,411,000           12,813,000
   Other                                                                              14,273,000            7,105,000
- -----------------------------------------------------------------------------------------------------------------------
         Total other assets                                                           43,508,000           23,192,000
- -----------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                     $ 199,367,000        $ 129,396,000
- -----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- -----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                                               $   6,026,000        $   3,356,000
   Accounts payable-trade                                                             14,719,000            9,147,000
   Accrued compensation                                                                6,473,000            4,247,000
   Accrued income taxes                                                                1,415,000              591,000
          Other current liabilities                                                    9,301,000            6,267,000
- -----------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                    37,934,000           23,608,000
- -----------------------------------------------------------------------------------------------------------------------
Long-term debt payable to banks and others                                            72,565,000           37,021,000
- -----------------------------------------------------------------------------------------------------------------------
Other long-term liabilities                                                           16,398,000            4,265,000
- -----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock-authorized, 300,000 shares; none issued                                  --                   --
   Common stock-authorized, 14,700,000 shares of $.01 par value;
      issued, 5,276,463  and 5,242,316 shares in 1996 and 1995, respectively              53,000               52,000
   Additional paid-in capital                                                         46,188,000           45,802,000
   Retained earnings                                                                  29,467,000           23,418,000
   Other stockholders' equity                                                         (1,083,000)          (2,680,000)
- -----------------------------------------------------------------------------------------------------------------------
                                                                                      74,625,000           66,592,000

   Less treasury stock, at cost - 177,500 shares and 172,500 shares in
      1996 and 1995, respectively                                                     (2,155,000)          (2,090,000)
- -----------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   72,470,000           64,502,000
- -----------------------------------------------------------------------------------------------------------------------
         TOTAL                                                                     $ 199,367,000        $ 129,396,000
- -----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
- --------------------------------------------------------------------------------

                                                                                  For the years ended March 31,
                                                                         1996                1995                1994
- --------------------------------------------------------------------------------------------------------------------------
Revenues:
   Sales                                                           $ 158,024,000        $ 101,122,000        $81,873,000
   Interest income                                                     1,010,000              760,000            675,000
   Other income                                                          820,000              810,000            295,000
- --------------------------------------------------------------------------------------------------------------------------
      Total                                                          159,854,000          102,692,000         82,843,000
- --------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                   107,426,000           71,968,000         57,887,000
- --------------------------------------------------------------------------------------------------------------------------
Gross profit                                                          52,428,000           30,724,000         24,956,000
General, administrative and selling expenses                          31,812,000           17,051,000         14,973,000
Interest expense                                                       6,316,000            2,831,000          1,123,000
- --------------------------------------------------------------------------------------------------------------------------
Income from continuing operations
   before income taxes                                                14,300,000           10,842,000          8,860,000
Provision for income taxes                                             5,792,000            3,457,000          3,060,000
- --------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                      8,508,000            7,385,000          5,800,000
Discontinued operations:
   (Loss) income from operations
      (net of applicable tax benefits of
      $323,000, $1,619,000 and $213,000 for 1996,
      1995 and 1994, respectively)                                      (517,000)          (2,602,000)           324,000
   (Loss) gain from disposal (net of applicable
      tax benefits of $1,077,000, $1,400,000 for 1996
      and 1995, respectively, and net of
      applicable tax provision of $306,000 for 1994)                    (617,000)          (2,250,000)           760,000
- --------------------------------------------------------------------------------------------------------------------------
   Net income                                                      $   7,374,000        $   2,533,000        $ 6,884,000
- --------------------------------------------------------------------------------------------------------------------------
Earnings per share
   Income from continuing operations                               $        1.67        $        1.45        $      1.13
   (Loss) income from discontinued operations                              (0.22)               (0.95)              0.21
- --------------------------------------------------------------------------------------------------------------------------
Income per share                                                   $        1.45        $        0.50        $      1.34
- --------------------------------------------------------------------------------------------------------------------------
Number of shares used in computation of
   per share information                                               5,093,000            5,109,000          5,143,000
- --------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

Statements of Consolidated Cash Flows
- --------------------------------------------------------------------------------

                                                                        For the years ended March 31,
                                                                 1996                1995                1994
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                 $   7,374,000        $  2,533,000        $  6,884,000
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Loss recognized on write-down of
       marketable securities                                   2,613,000                --                  --
   Depreciation and amortization                               6,027,000           5,349,000           4,505,000
   Provision for losses on accounts receivable                   468,000              65,000             102,000
   Gain (loss) on sale or disposal of fixed assets
       and discontinued businesses                              (307,000)            704,000            (452,000)
   Change in assets and liabilities net of
   acquisitions and dispositions:
       Decrease (increase) in accounts receivable              4,290,000          (2,672,000)            261,000
       (Increase) decrease in inventories                     (6,098,000)          5,595,000            (200,000)
       (Increase) in net assets held for sale                 (1,915,000)         (3,672,000)         (1,133,000)
       Decrease (increase) in other assets                     4,825,000          (2,521,000)         (1,031,000)
       Increase in accounts payable                              462,000           3,211,000             506,000
       Increase in accrued compensation                        2,226,000           1,041,000           1,137,000
       (Decrease) in income tax payable                         (676,000)           (121,000)           (928,000)
       (Decrease) in other liabilities                        (8,577,000)         (2,043,000)         (2,895,000)
- -------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                  10,712,000           7,469,000           6,756,000
- -------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Business acquisitions                                        (45,594,000)        (15,952,000)        (22,670,000)
Capital expenditures                                          (6,471,000)         (5,033,000)         (4,973,000)
Proceeds from sale of fixed assets and
   discontinued business                                       8,111,000           6,977,000           1,027,000
Decrease (increase) in notes receivable                        1,055,000           2,515,000            (176,000)
- -------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                     (42,899,000)        (11,493,000)        (26,792,000)
- -------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from long-term borrowings                           107,363,000          42,019,000          34,400,000
Payments on long-term debt                                   (73,156,000)        (36,289,000)        (12,178,000)
Proceeds from issuance of stock under
   stock option plan                                             188,000             202,000             571,000
Stock repurchases increase                                       (65,000)         (2,090,000)               --
Dividends paid                                                (1,325,000)         (1,301,000)         (1,235,000)
- -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                  33,005,000           2,541,000          21,558,000
- -------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             818,000          (1,483,000)          1,522,000
Cash and cash equivalents at beginning of year                 1,544,000           3,027,000           1,505,000
- -------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                $   2,362,000        $  1,544,000        $  3,027,000
- -------------------------------------------------------------------------------------------------------------------
Supplemental Information:
   Interest payments                                       $   5,036,000        $  3,054,000        $  1,602,000
   Income tax payments                                     $   1,989,000        $  1,573,000        $  4,476,000
- -------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Statements of Consolidated Stockholders' Equity
- -------------------------------------------------------------------------------

For the years ended                          Common Stock                  Treasury Stock            Additional
March 31, 1996,                          ---------------------         -----------------------        Paid-In            Retained
1995 and 1994                            Shares         Amount         Shares         Amount          Capital            Earnings
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                5,121,604       $51,000           --       $     --          $44,616,000       $ 16,537,000
Net income                                  --            --             --             --                 --            6,884,000
Cash dividends ($.24 per share)             --            --             --             --                 --           (1,235,000)
Issuance of stock under
  stock option plan                       57,415         1,000           --             --              570,000               --
Issuance of stock under
  incentive bonus plan - net              10,085          --             --             --               97,000               --
Foreign translation adjustments             --            --             --             --                 --                 --
Unrealized investment
  holding losses                            --            --             --             --                 --                 --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                5,189,104        52,000           --             --           45,283,000         22,186,000
Net Income                                  --            --             --             --                 --            2,533,000
Cash dividends ($.255 per share)            --            --             --             --                 --           (1,301,000)
Purchase of treasury stock                  --            --         (172,500)    (2,090,000)              --                 --
Issuance of stock under
  stock option plan                       24,789          --             --             --              202,000               --
Issuance of stock under
  incentive bonus plan - net              28,423          --             --             --              317,000               --
Foreign translation adjustments             --            --             --             --                 --                 --
Unrealized investment
  holding losses                            --            --             --             --                 --                 --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                5,242,316        52,000       (172,500)    (2,090,000)        45,802,000         23,418,000
Net income                                  --            --             --             --                 --            7,374,000
Cash dividends ($.26 per share)             --            --             --             --                 --           (1,325,000)
Purchase of treasury stock                  --            --           (5,000)       (65,000)              --                 --
Issuance of stock under
  stock option plan                       20,308         1,000           --             --              187,000               --
Issuance of stock under
  incentive bonus plan - net              13,839          --             --             --              199,000               --
Foreign translation adjustments             --            --             --             --                 --                 --
Realized investment
  holding losses                            --            --             --             --                 --                 --
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                5,276,463       $53,000       (177,500)    $(2,155,00)       $46,188,000       $ 29,467,000
- ----------------------------------------------------------------------------------------------------------------------------------




                                           Other
                                        Stockholders'
                                           Equity                 Total
- ----------------------------------------------------------------------------
Balance, March 31, 1993                $     10,000          $ 61,214,000
Net income                                     --               6,884,000
Cash dividends ($.24 per share)                --              (1,235,000)
Issuance of stock under
  stock option plan                            --                 571,000
Issuance of stock under
  incentive bonus plan - net                (65,000)               32,000
Foreign translation adjustments              56,000                56,000
Unrealized investment
  holding losses                         (1,569,000)           (1,569,000)
- ----------------------------------------------------------------------------
Balance, March 31, 1994                  (1,568,000)           65,953,000
Net Income                                     --               2,533,000
Cash dividends ($.255 per share)               --              (1,301,000)
Purchase of treasury stock                     --              (2,090,000)
Issuance of stock under
  stock option plan                            --                 202,000
Issuance of stock under
  incentive bonus plan - net               (122,000)              195,000
Foreign translation adjustments              54,000                54,000
Unrealized investment
  holding losses                         (1,044,000)           (1,044,000)
- ----------------------------------------------------------------------------
Balance, March 31, 1995                  (2,680,000)           64,502,000
Net income                                     --               7,374,000
Cash dividends ($.26 per share)                --              (1,325,000)
Purchase of treasury stock                     --                 (65,000)
Issuance of stock under
  stock option plan                            --                 188,000
Issuance of stock under
  incentive bonus plan - net               (122,000)               77,000
Foreign translation adjustments            (894,000)             (894,000)
Realized investment
  holding losses                          2,613,000             2,613,000
- ----------------------------------------------------------------------------
Balance, March 31, 1996                $ (1,083,000)         $ 72,470,000
- ----------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------
1.   SUMMARY OF ACCOUNTING PRINCIPLES

TransTechnology Corporation (the "Company") develops, manufactures and sells a wide range of products in two industry segments, Specialty Fastener Products, and Rescue Hoist and Cargo Hook Products. The Company has manufacturing facilities located in the United States, Germany, the United Kingdom and Brazil. The Specialty Fastener Products Segment produces highly engineered precision metal retaining rings, clamps, circlips, spring pins and other fasteners for primarily the automotive, heavy truck, industrial and toy markets, and accounted for approximately 81 percent of the Company's consolidated 1996 net sales. Through its Rescue Hoist and Cargo Hook Products Segment, the Company develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products - principally helicopter rescue hoist and cargo hook systems, and winches and hoists for aircraft and weapons systems, and accounted for approximately 19 percent of the Company's consolidated 1996 net sales.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of TransTechnology Corporation and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

RELATED PARTY. Research Industries Incorporated owns approximately 22% of the Company's outstanding common stock. Two former directors of the Company are the only shareholders of Research Industries Incorporated, and each of these directors had a consulting contract with the Company that expired during fiscal 1995. During fiscal 1995 and 1994, the Company expensed and paid $0.7 and $0.9 million, respectively, for these contracts.

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

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS. Research and development costs and engineering costs in support of active products, which are charged to expense when incurred, amounted to $1.7 million, $1.4 million and $1.4 million in 1996, 1995 and 1994, respectively. Included in these amounts were expenditures of $0.9 million, $0.4 million and $0.6 million in 1996, 1995 and 1994, respectively, which represent costs related to research and development activities.

FOREIGN CURRENCY TRANSLATION. Pursuant to Statement of Financial Accounting Standards No. 52, the assets and liabilities of the Company's international operations, other than the operations located in a highly inflationary country, have been translated into U.S. Dollars at year-end exchange rates, with resulting translation gains and losses accumulated as a separate component of stockholders' equity. Income and expense items are converted into U.S. Dollars at average rates of exchange prevailing during the year. Translation adjustments of the operation located in a country with a highly inflationary economy, are included as a component of operating income.

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

INVESTMENTS. On March 1, 1994 the Company received 465,000 shares of Mace Security International common stock, valued at $3.4 million, as partial consideration for the sale of a division. In the fourth quarter of 1996 the Company recorded a $2.6 million pre-tax charge to continuing operations to write-down the carrying value of equity securities acquired from the sale of this division to their current market value as the decline in value of those securities was determined to be other than temporary.

FINANCIAL INSTRUMENTS. The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The company enters into off-balance sheet forward foreign exchange instruments in order to hedge certain purchase commitments. Gains and losses on these instruments are included in other income/expense in the accompanying Statements of Consolidated Operations.

NEW ACCOUNTING STANDARDS. In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," which the Company is required to adopt during fiscal 1997. The adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial statements. Also in 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires companies to measure employee stock compensation plans based on the fair value method of accounting or to continue to apply APB No. 25, "Accounting for Stock Issued to Employees," and provide pro forma footnote disclosures under the fair value method in SFAS No. 123. The Company will continue to apply the principles of APB No. 25 and provide pro forma fair value disclosures starting in the 1997 Annual Report.

RECLASSIFICATIONS. Certain reclassifications have been made to prior years to conform to the 1996 presentation.

2.   DISCONTINUED OPERATIONS

In June 1995 and January 1996, the Company sold the domestic and European portions of its computer graphics service operations, respectively, in two separate transactions to two different buyers. These businesses operated under the name TransTechnology Systems & Services and were classified as discontinued operations in March 1995. The sale of the domestic portion for $0.7 million in cash and $0.6 million in notes receivable was for book value, and the sale of the European portion for $0.1 million in cash and $0.2 million in notes receivable resulted in an after-tax gain on disposal of $0.1 million in 1996.

In August 1995, the company sold its Electronics division for $4.4 million in cash and $9.6 million in notes receivable. The sale of this operation resulted in an after-tax gain on disposal of $0.2 million.

In March 1995, the Company sold substantially all of the assets and business of its chaff products operation for $6.7 million in cash. The sale of this operation resulted in an after-tax loss on disposal of $0.4 million. Additional after-tax disposal costs of $0.2 million were recorded in 1996 in connection with the sale. The Company retained the chaff avionics product line and negotiated its sale separately in May 1995 for $0.3 million in cash and $0.7 million in notes receivable, resulting in an after-tax gain on disposal of $0.4 million. In the fourth quarter of 1996, the Company recorded an after-tax charge of $0.4 million to record the anticipated loss on the sale of the facility, that was formerly used by this operation.

In March 1994, the Company sold its tear-gas division which operates under the name Federal Laboratories, for $1.0 million in cash, $1.2 million in notes receivable and 465,000 shares of Mace Security International, Inc. common stock. The sale of this division resulted in an after-tax gain on disposal of $0.5 million. Additional after-tax disposal costs of $0.1 million and $0.5 million were recorded in 1996 and 1995, respectively, in connection with the sale.

Additional after-tax costs of $0.6 million and $1.4 million were recorded in 1996 and 1995, respectively, in connection with other previously discontinued and sold operations, and an after-tax gain on disposal of $0.3 million was recorded in 1994. These additional costs represent adjustments to previous estimates related primarily to legal and environmental matters.

Operating results of the discontinued businesses were as follows:

                           1996          1995           1994
- ---------------------------------------------------------------------
Total revenues        $ 7,951,000        $ 35,515,000        $43,661,000
   ---------------------------------------------------------------------
(Loss) income
  before income
  taxes               $  (840,000)       $ (4,221,000)       $   111,000
Income tax
  benefit                 323,000           1,619,000            213,000
   ---------------------------------------------------------------------
(Loss) income
  from
  operations          $  (517,000)       $ (2,602,000)       $   324,000
   ---------------------------------------------------------------------

The loss from operations includes interest expense of $206,000, $488,000 and $523,000 in 1996, 1995 and 1994, respectively.

Net assets held for sale at March 31, 1996 and 1995 were as follows:

                                        1996            1995
- ---------------------------------------------------------------------
Accounts receivable                $   143,000    $  6,344,000
Inventory                              529,000      10,993,000
Property                             8,667,000      10,109,000
Other assets                         1,269,000       1,755,000
Liabilities                           (628,000)     (4,932,000)
- ---------------------------------------------------------------------
Net assets held for sale           $ 9,980,000    $ 24,269,000
- ---------------------------------------------------------------------

3.   ACQUISITIONS

On June 30, 1995, the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 900 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

Effective August 31, 1994, the Company acquired all of the outstanding capital stock of Industrial Retaining Ring Company and its affiliated companies for a total purchase price of $15.3 million in cash and the assumption of liabilities. Industrial Retaining Ring Company manufactures retaining rings and clips used primarily in the heavy equipment and industrial machinery industries.

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

The following summarizes TransTechnology Corporation's unaudited combined Proforma Revenue, Net Income and Earnings (Loss) per Share information prepared as if the acquisitions of the Seeger Group and Industrial Retaining Ring Company had occurred at the beginning of the periods presented.


For the years ended March 31,
(Unaudited)                           1996                 1995
- ----------------------------------------------------------------------
Revenue                         $ 180,281,000         $ 165,646,000
- ----------------------------------------------------------------------
Income from continuing
  operations                    $  10,130,000         $   8,387,000
Loss from discontinued
  operations                       (1,134,000)           (4,852,000)
- ----------------------------------------------------------------------
Net income                      $   8,996,000*        $   3,535,000
- ----------------------------------------------------------------------
Earnings per share from
  continuing operations         $        1.99         $        1.64
Loss per share from
  discontinued operations               (0.22)                (0.95)
- ----------------------------------------------------------------------
Earnings per share              $        1.77         $        0.69
- ----------------------------------------------------------------------

* 1996 net income includes $2.1 million non-recurring income from the sale of unused land to an affiliate of the former parent company.

4.   INVENTORIES
- ----------------------------------------------------------------------
Inventories at March 31 consisted of the following:
                                         1996                 1995
- ----------------------------------------------------------------------
Finished goods                       $22,645,000         $  6,152,000
Work in process                        9,326,000            3,867,000
Purchased and
     manufactured parts               18,580,000           15,220,000
- ----------------------------------------------------------------------
        Total                        $50,551,000         $ 25,239,000
- ----------------------------------------------------------------------

5.   INCOME TAXES
- --------------------------------------------------------------------------------
The components of total income (loss) from operations (including continuing and discontinued operations) before income taxes were:

                         1996            1995           1994
- ----------------------------------------------------------------------
Domestic             $8,124,000      $3,694,000    $11,010,000
Foreign               3,642,000        (723,000)      (973,000)
- ----------------------------------------------------------------------
     Total          $11,766,000      $2,971,000    $10,037,000
- ----------------------------------------------------------------------

The provision (benefit) for income taxes is summarized below:

                             1996          1995           1994
- ----------------------------------------------------------------------
Currently payable:
Domestic               $1,813,000      $140,000     $2,987,000
Foreign                   656,000            -        (109,000)
State                     517,000       208,000        734,000
- ----------------------------------------------------------------------
                        2,986,000       348,000      3,612,000
Deferred                1,406,000        90,000       (459,000)
- ----------------------------------------------------------------------
     Total             $4,392,000      $438,000     $3,153,000
- ----------------------------------------------------------------------

The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below:

                           1996           1995           1994
- ----------------------------------------------------------------------
Continuing             $5,792,000     $3,457,000     $3,060,000
Discontinued           (1,400,000)    (3,019,000)        93,000
- ----------------------------------------------------------------------
     Total             $4,392,000     $  438,000     $3,153,000
- ----------------------------------------------------------------------

The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                     1996       1995      1994
- ----------------------------------------------------------------------
Statutory federal rate              34.0%      34.0%     34.0%
State income taxes after
  federal income tax                 3.6%       4.6%      4.7%
Earnings of the foreign
  sales corporation                 (2.6%)     (2.6%)    (3.7%)
Amortization of purchase
  adjustments not
  deductible for tax
  purposes                           1.9%       1.0%      1.5%
Revision of prior years'
  tax accruals                         -       (5.1%)    (1.7%)
Foreign rate differential            2.6%         -         -
Other                                1.0%         -      (0.3%)
- ----------------------------------------------------------------------
Consolidated effective
  tax rate                          40.5%      31.9%     34.5%
- ----------------------------------------------------------------------

The following is an analysis of accumulated deferred income taxes:

                                                   1996            1995
- ---------------------------------------------------------------------------
Assets
    Current
       Inventory                                $  969,000       $2,307,000
       Other                                        68,000          285,000
- ---------------------------------------------------------------------------
          Total current                          1,037,000        2,592,000
- ---------------------------------------------------------------------------
     Non-current
       Environmental                             1,067,000        1,274,000
       Purchase accounting
         adjustments                             3,820,000             --
       Investment                                1,049,000             --
       Other                                       737,000          360,000
- ---------------------------------------------------------------------------
          Total non-current                      6,673,000        1,634,000
- ---------------------------------------------------------------------------
              Total assets                      $7,710,000       $4,226,000
- ---------------------------------------------------------------------------
Liabilities
       Non-current
       Depreciation                             $1,200,000       $1,147,000
       Purchase accounting
         adjustments                             2,097,000             --
       Other                                       605,000             --
- ---------------------------------------------------------------------------
          Total liabilities                     $3,902,000       $1,147,000
- ---------------------------------------------------------------------------
Summary-accumulated deferred income taxes

Net current assets                              $1,037,000       $2,592,000
Net non-current assets                           2,771,000          487,000
- ---------------------------------------------------------------------------
     Total                                      $3,808,000       $3,079,000
- ---------------------------------------------------------------------------


6. LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS
- --------------------------------------------------------------------------------
Long-term debt payable, including current maturities, at March 31 consisted of the following:

                                     1996              1995
- -----------------------------------------------------------------
Credit Agreement - 8.3125%       $      --         $16,300,000
Credit Agreement - 7.965%         21,420,000              --
Term Loan - 7.804%                31,320,000              --
Term Loan - 9.0%                        --           8,080,000
Term Loan - 9.79%                 25,000,000              --
Term Loan - 9.0%                        --          15,000,000
Other                                851,000           997,000
- ------------------------------------------------------------------
                                  78,591,000        40,377,000

Less current maturities            6,026,000         3,356,000
- ------------------------------------------------------------------
Total                            $72,565,000       $37,021,000
- ------------------------------------------------------------------

CREDIT AGREEMENT

At March 31, 1996, the Company's debt consisted of $17.2 million of borrowings under a revolving credit line, $4.2 million of borrowings under international lines of credit, a $31.3 million term loan, a $25 million term loan and $0.9 million of other borrowings. The revolving bank credit line commitment is $33.4 million, will be available to the Company through December

31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at March 31, 1996 were $0.8 million. The total commitment from the international lines of credit are $6.6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and international lines of credit are tied to the primary bank's prime rate, or, at the Company's option, the London Interbank Offered Rate (LIBOR) plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

The $31.3 million and $25 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $31.3 million term loan has an additional $15 million available through March 1997 for future acquisitions. Quarterly principal payments on the $31.3 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $31.3 million term loan is tied to the lending bank's prime rate, or LIBOR, plus a margin that varies, depending on the Company's achievement of certain operating and financial goals. Principal payments on the $25 million term loan of $0.5 million are due and payable annually beginning on June 30, 1996 through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $25 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At March 31, 1996, the Company had $53.8 million of borrowings utilizing LIBOR.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $6.5 million for the fiscal year ended March 31, 1996, and $7 million annually thereafter for the life of the agreement, as well as containing other customary financial covenants.

OTHER

Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

Debt maturities
- -----------------------------------------------------------------
1997 (current)                                      $ 6,026,000
1998                                                  5,993,000
1999                                                  5,995,000
2000                                                  7,359,000
2001                                                 30,146,000
Thereafter                                           23,072,000
- -----------------------------------------------------------------
     Total                                          $78,591,000
- -----------------------------------------------------------------

7. STOCKHOLDERS' EQUITY AND EMPLOYEE/DIRECTOR STOCK OPTIONS

Under the Company's stock option plan, options to purchase shares of the Company's common stock have been granted to directors, officers and key employees at prices determined by the Board of Directors which may not be less than 100% of the fair market value at date of grant.

At March 31, 1996, there were 408,596 options outstanding, of which 177,253 were exercisable at that date. The remaining options for 231,343 shares become exercisable on various dates through February 1999.

The table below summarizes stock option transactions:

                                   1996               1995               1994
- --------------------------------------------------------------------------------
Options outstanding,
     beginning of year
     ($5.50-$18.53
     per share)                  375,015            230,537            169,679
Options granted
     ($9.63-$15.13
     per share)                  109,000            234,836            146,500
Options exercised
     ($5.50-$13.44
     per share)                  (20,308)           (24,789)           (57,415)
Options expired
     and cancelled               (55,111)           (65,569)           (28,227)
- --------------------------------------------------------------------------------
Options outstanding,
     end of year
     ($5.50-$18.53
     per share)                  408,596            375,015            230,537
- --------------------------------------------------------------------------------
Aggregate
     option price            $ 5,156,300        $ 4,637,517        $ 2,406,531
- --------------------------------------------------------------------------------
Options exercisable
     ($7.50-$18.53
     per share)                  177,253             72,843             63,914
- --------------------------------------------------------------------------------

8. EMPLOYEE BENEFIT PLANS

The Company has an incentive bonus plan which provides for cash payments to selected employees based upon formulas approved by the Board of Directors. Provisions for awards under the plan approximated $1,745,000, $1,220,000 and $1,301,000 in 1996, 1995 and 1994, respectively. The Company has two defined contribution plans covering substantially all domestic employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to these plans were $1,823,000, $1,373,000, and $1,786,000 in 1996, 1995, and 1994, respectively. Two divisions of the Company also make contributions to union-sponsored multi-employer pension plans in accordance with the negotiated labor contracts. Contributions to the plans were $373,000, $275,000 and $226,000 in 1996, 1995 and 1994, respectively.

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

The components of net postretirement benefit cost for the years ended March 31 were as follows:

                                  1996           1995           1994
- --------------------------------------------------------------------------------
Service cost (benefits
  earned during the
  year)                       $  88,000        $ 94,000       $124,000
Interest cost
  on projected
  postretirement
  benefit obligation            168,000         168,000        196,000
Amortization of
  transition obligation         101,000         101,000        123,000
Amortization of
  net gain                      (10,000)           --             --
- --------------------------------------------------------------------------------
     Total
     postretirement
     benefit cost             $ 347,000        $363,000       $443,000
- --------------------------------------------------------------------------------


The accumulated postretirement benefit obligation and funded status at March 31 were as follows:

Accumulated postretirement benefit obligation:

                                             1996               1995
- -------------------------------------------------------------------------------
Retirees                               $  (774,000)       $  (711,000)
Fully eligible plan participants          (365,000)          (364,000)
Other active plan participants          (1,161,000)          (958,000)
- -------------------------------------------------------------------------------
Accumulated postretirement
     benefit obligation                 (2,300,000)        (2,033,000)
Plan assets at fair value                     --                 --
- -------------------------------------------------------------------------------
Accumulated postretirement
     benefit obligation in
     excess of plan assets              (2,300,000)        (2,033,000)
Unrecognized net (gain) loss              (217,000)          (356,000)
Unrecognized transition
     obligation                          1,724,000          1,826,000
- -------------------------------------------------------------------------------
Accrued postretirement
     benefit liability                 $  (793,000)       $  (563,000)
- -------------------------------------------------------------------------------

Accrued postretirement benefit cost is included in other liabilities on the balance sheet.

The assumed health care cost trend rates used for measurement purposes were 12% and 13% for 1996 and 1995, respectively, trending down 1% each year to 10% in 1998 and then decreasing .5% each year to 6.0% in 2006 and beyond, for substantially all participants. The weighted-average discount rates used were 7.5% and 8.5% at March 31, 1996 and 1995, respectively.

A 1% increase in health care trend rate would increase the annual expense by approximately 12.2% for the year ended March 31, 1996 and accumulated postretirement benefit obligation by approximately 13.5% at March 31, 1996.

In addition, the Company maintains several defined benefit retirement plans for certain non-U.S. employees. Funding policies are based on local statutes. Net periodic pension cost for the plans at March 31, 1996 includes the following:

Service cost                                          $  40,000
Interest cost                                           343,000
Net deferral and amortization                            34,000
- -------------------------------------------------------------------------------
     Net periodic pension cost                        $ 417,000
- -------------------------------------------------------------------------------

The following table sets forth the funded status of the plan at March 31, 1996:

Total accumulated benefit obligation                 $6,370,000
- -------------------------------------------------------------------------------
Projected benefit obligation                         $6,615,000
Unrecognized net loss                                   245,000
- -------------------------------------------------------------------------------
     Unfunded accrued pension cost
     (included in other long term liabilities)       $6,370,000
- -------------------------------------------------------------------------------

In determining the projected benefit obligation, the discount rate was 7.5% and the rate of salary increases was 3% in 1996.

9. FINANCIAL INSTRUMENTS
- --------------------------------------------------------------------------------
INTEREST RATE SWAP AGREEMENTS

The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                                                   Interest Rate
- -------------------------------------------------------------------------------
                 Notional Amount   Maturities    Receive(1)     Pay
- -------------------------------------------------------------------------------
March 31,
   1996...           $25,000,000      8/98         5.88%(1)    6.54%
- -------------------------------------------------------------------------------
                    DM15,315,000     12/98         3.36%       4.57%
- -------------------------------------------------------------------------------
(1)  Three-month LIBOR.

FOREIGN CURRENCY EXCHANGE AGREEMENTS

The Company enters into off-balance sheet forward foreign exchange instruments in order to hedge certain purchase commitments. At March 31, 1996 the company had outstanding forward foreign exchange contracts totalling DM 1,500,000 ($1,015,000) maturing through September 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of cash and cash equivalents, receivables and notes receivables approximate their carrying values due to the short-term nature of the instruments.

The fair value of the Company's long-term notes receivables and debt approximates their carrying values due to the variable interest-rate feature of the instruments. The fair values of the Company's interest rate swaps and forward foreign exchange agreements are the estimated amounts the Company would have to pay or receive, ($1,397,000) and $30,000, respectively to terminate the agreements based upon quoted market prices as provided by financial institutions which are counterparties to the agreements.

10. COMMITMENTS
- --------------------------------------------------------------------------------
Rent expense under operating leases, net of sub-leases, for the years ended
March 31, 1996, 1995, and 1994 was $1,979,000, $1,802,000 and $1,450,000,
respectively. The Company has no material capital leases.

The Company and its subsidiaries have minimum rental commitments under noncancellable operating leases (relating primarily to leased buildings) which are as follows:

Year ending March 31:
- ------------------------------------------------------------------
1997                                                 $2,864,000
1998                                                  2,482,000
1999                                                  1,853,000
2000                                                    873,000
2001                                                    455,000
Thereafter                                              497,000
- -------------------------------------------------------------------
     Total                                           $9,024,000
- -------------------------------------------------------------------

Included in the above amounts is the aggregate lease commitment associated with the Company's former corporate office which has been sub-leased. Future sub-lease rentals receivable at March 31, 1996 totalled $1,017,000. Other-long-term liabilities at March 31, 1996, include a $0.2 million obligation associated with the lease which expires in July 1998.

11.  CONTINGENCIES
- --------------------------------------------------------------------------------
Environmental Matters. The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of any environmental contamination at sites in Pennsylvania and Illinois which continue to be owned although the related businesses have been sold. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania site, a feasibility study has been prepared and submitted to the state. At March 31, 1996, the balance of this clean-up reserve was $2.4 million payable over the next several years. In addition, the Company is pursuing recovery of a portion of clean-up costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1999.

The Company also continues to participate in environmental assessments and remediation work at eight other locations, which include operating facilities, facilities for sale, and previously owned facilities. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $1.5 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities.

In addition, the Company has been named as a potentially responsible party in five environmental remediation recovery proceedings pending in several states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. It is not possible to reliably estimate the costs associated with any remedial work to be performed until studies at these sites have been completed, the scope of work defined and a method of remediation selected and approved by the relevant state authorities.

Litigation. The Company is also engaged in various other legal proceedings incidental to its business.

It is the opinion of the management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.

12.  SUBSEQUENT EVENTS
- --------------------------------------------------------------------------------
On May 15, 1996, the Company sold real property in Florida formerly occupied by its chaff division, and terminated the lease of the property, for total consideration of $1,984,000, paid in cash.

On May 25, 1996, the Company entered into a definitive agreement to acquire the assets and business of the hose clamp product line of Pebra GmbH Paul Braun i.K. This business, located in Frittlingen, Germany, manufactures heavy-duty hose clamps used primarily by heavy truck OEM's in Germany. Revenues for the year ended December 31, 1995, were approximately $6.5 million. The transaction is expected to be completed in June 1996 with a purchase price of $3 million provided by the Company's existing revolving credit line.

13.  SEGMENT AND GEOGRAPHIC INFORMATION
- --------------------------------------------------------------------------------
The Company develops, manufactures and sells primarily specialty fastener products and rescue hoist and cargo hook products. Specialty Fastener Products include gear- driven band fasteners, threaded fasteners and retaining rings for the marine, auto, toy, aircraft, heavy equipment and industrial machinery industries. Rescue Hoist and Cargo Hook Products include lifting, control, and restraint devices principally helicopter rescue hoists and external hook systems, winches and hoists for aircraft and weapon-handling systems, and aircraft and cargo tie-downs.

Operating profit is net sales less operating expenses. General corporate expenses, interest and income taxes have not been deducted in determining operating profit. Assets, depreciation and amortization, and capital expenditures are those identifiable to a particular segment by their use. Approximately 8%, 18% and 23% of sales from continuing operations in 1996, 1995 and 1994, respectively, were derived from sales to the United States Government and its prime contractors which are attributable primarily to the Rescue Hoist and Cargo Hook Products Segment.

                                                              Operating                           Depreciation/
                             Fiscal                            Profit            Capital          Amortization       Identifiable
                              Year           Sales            (Loss)(1)       Expenditures(2)      Expense(2)            Assets
- ----------------------------------------------------------------------------------------------------------------------------------
Specialty fastener             1996      $127,487,000       $23,702,000         $5,171,000          $4,710,000       $138,001,000
products                       1995        71,103,000        16,500,000          3,193,000           1,906,000         60,986,000
                               1994        52,319,000        10,018,000          2,289,000           1,545,000         38,669,000
- ----------------------------------------------------------------------------------------------------------------------------------
Rescue hoist and               1996        30,537,000         4,928,000            901,000             756,000         26,334,000
cargo hook products            1995        30,019,000           160,000            469,000             605,000         24,493,000
                               1994        29,554,000         3,772,000            661,000             675,000         32,249,000
- ----------------------------------------------------------------------------------------------------------------------------------
Total segments                 1996       158,024,000        28,630,000          6,072,000           5,466,000        164,335,000
                               1995       101,122,000        16,660,000          3,662,000           2,511,000         85,479,000
                               1994        81,873,000        13,790,000          2,950,000           2,220,000         70,918,000
- ----------------------------------------------------------------------------------------------------------------------------------
Corporate                      1996             -            (8,987,000)(3)        399,000             438,000         35,032,000
                               1995             -            (3,882,000)            64,000             260,000         43,917,000
                               1994             -            (4,646,000)            56,000             283,000         54,939,000
- ----------------------------------------------------------------------------------------------------------------------------------
Corporate interest             1996             -               973,000              -                   -                  -
and other income               1995             -               895,000              -                   -                  -
                               1994             -               839,000              -                   -                  -
- ----------------------------------------------------------------------------------------------------------------------------------
Interest expense               1996             -            (6,316,000)             -                   -                  -
                               1995             -            (2,831,000)             -                   -                  -
                               1994             -            (1,123,000)             -                   -                  -
- ----------------------------------------------------------------------------------------------------------------------------------
Consolidated                   1996      $158,024,000       $14,300,000         $6,471,000          $5,904,000       $199,367,000
                               1995       101,122,000        10,842,000          3,726,000           2,771,000        129,396,000
                               1994        81,873,000         8,860,000          3,006,000           2,503,000        125,857,000
- ----------------------------------------------------------------------------------------------------------------------------------

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

(2) The capital expenditures and depreciation/amortization expense from discontinued operations are excluded from the above schedule.

(3) Corporate operating profit in 1996 includes a pre - tax charge of $2.6 million for marketable equity securities write-down.

In 1996, 1995 and 1994, the Company had revenues from export sales as follows:

Location                                     1996                1995                1994(a)
- --------------------------------------------------------------------------------------------------------
Western Europe                          $ 7,230,000         $ 6,641,000          $ 6,221,000
Canada                                    6,323,000           5,896,000            3,630,000
Pacific and Far East                      2,312,000           1,638,000            4,159,000
Mexico, Central and South America           851,000           1,015,000              657,000
Middle East                                 167,000             114,000              142,000
Other                                        22,000             136,000              141,000
- --------------------------------------------------------------------------------------------------------
    Total                               $16,905,000         $15,440,000          $14,950,000
- --------------------------------------------------------------------------------------------------------

(a) Restated to reflect only continuing operations.

Results set forth below for international operations represents sales and operating income of foreign based Company members:

                                                                                        1996
- ------------------------------------------------------------------------------------------------
Net sales
   Domestic operations                                                             $ 112,860,000
   International operations (1)                                                       45,164,000
- ------------------------------------------------------------------------------------------------
       Net sales                                                                   $ 158,024,000
- ------------------------------------------------------------------------------------------------
Operating income
   Domestic operations                                                             $  22,454,000
   International operations (1)                                                        6,176,000
- ------------------------------------------------------------------------------------------------
      Operating income                                                                28,630,000
Interest expense                                                                      (6,316,000)
Corporate expense and other                                                           (8,014,000)
- ------------------------------------------------------------------------------------------------
   Income from continuing operations before tax                                    $  14,300,000
- ------------------------------------------------------------------------------------------------
Identifiable assets
   Domestic operations                                                             $  96,944,000
   International operations (1)                                                       67,391,000
   Corporate                                                                          35,032,000
- ------------------------------------------------------------------------------------------------
      Total assets                                                                 $ 199,367,000
- ------------------------------------------------------------------------------------------------

In prior years the Company had no significant international operations.

(1)  International operations are primarily located in Europe.

14.  UNAUDITED QUARTERLY FINANCIAL DATA (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
- ---------------------------------------------------------------------------------------------------------------------
                                            FIRST          SECOND          THIRD           FOURTH
                                           QUARTER         QUARTER        QUARTER          QUARTER           TOTAL
- ---------------------------------------------------------------------------------------------------------------------
1996
- ---------------------------------------------------------------------------------------------------------------------
Total revenues                            $ 26,410        $ 44,434        $ 41,601        $ 47,409        $ 159,854
Gross profit                                 8,471          12,462          14,332          17,163           52,428
Income from continuing operations            1,733           1,343           2,793           2,639            8,508
Loss from discontinued operations             (172)           (149)           (447)           (366)          (1,134)
- ---------------------------------------------------------------------------------------------------------------------
   Net income                             $  1,561        $  1,194        $  2,346        $  2,273            7,374
- ---------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Income from continuing operations       $   0.34        $   0.26        $   0.55        $   0.52        $    1.67
  Loss from discontinued operations          (0.03)          (0.03)          (0.09)          (0.07)           (0.22)
- ---------------------------------------------------------------------------------------------------------------------
   Net income                             $   0.31        $   0.23        $   0.46        $   0.45        $    1.45
- ---------------------------------------------------------------------------------------------------------------------
1995
- ---------------------------------------------------------------------------------------------------------------------
Total revenues                            $ 22,437        $ 22,411        $ 26,328        $ 31,516        $ 102,692
Gross profit                                 6,138           6,951           8,569           9,066           30,724
Income from continuing operations            1,597           1,169           2,434           2,185            7,385
Loss from discontinued operations             (525)           (972)         (1,080)         (2,275)          (4,852)
- ---------------------------------------------------------------------------------------------------------------------
   Net income (loss)                         1,072             197           1,354             (90)           2,533
- ---------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
Income from continuing operations         $   0.31        $   0.23        $   0.48        $   0.43        $    1.45
Loss from discontinued operations            (0.10)          (0.19)          (0.21)          (0.45)           (0.95)
- ---------------------------------------------------------------------------------------------------------------------
   Net income (loss)                      $   0.21        $   0.04        $   0.27        $  (0.02)       $    0.50
- ---------------------------------------------------------------------------------------------------------------------

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

                                    ARTHUR
                                   ANDERSEN



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
The New Seeger Group:

We have audited the accompanying combined balance sheet in U.S.-Dollars of The New Seeger Group (as defined in Notes 1 and 3) as of March 31, 1996, and the related combined statements of income, shareholders' equity and cash flows for the period July 1, 1995 through March 31, 1996 which, as described in Note 3, have been prepared on the basis of accounting principles generally accepted in the United States. These financial statements are the responsibility of The New Seeger Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conduct our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements in U.S.-Dollars referred to above present fairly, in all material respects, the financial position of The New Seeger Group as of March 31, 1996, and the results of their operations and their cash flows for the period July 1, 1995 through March 31, 1996, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN
Wirtschaftsprufungsgesellschaft                     [Arthur Andersen
Steuerberatungsgesellschaft mbH                            Seal]

/s/ Laupenmuhlen                                     /s/ Kugler
- -----------------                                    -----------
Laupenmuhlen                                           Kugler
Wirtschaftsprufer                                 Wirtschaftsprufer
(certified auditor)                               (certified auditor)

Eschborn/Frankfurt/M.
May 28, 1996

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 16, 1996



                                               TRANSTECHNOLOGY CORPORATION

                                               By: /s/Chandler J. Moisen
                                                   -----------------------------
                                                   Chandler J. Moisen,
                                                   Sr. Vice President
                                                   and Chief Financial Officer*


*On behalf of the Registrant and as Principal Financial Officer.

                                INDEX TO EXHIBITS

                                                                                                         Page
                                                                                                     Sequentially
                                                                                                       Numbered
                                                                                                       --------
3.1      Certificate of Incorporation of the Company.(1)                                                   --

3.2      Bylaws of the Company.(8)                                                                         --

10.1     1996-1998 Long Term Incentive Plan of the Company.(8)                                             --

10.3     Form of Incentive Stock Option Agreement.(2)                                                      --

10.4     Form of Director Stock Option Agreement.(3)                                                       --

10.5     Form of Restricted Stock Award Agreement used under the Company's 1996-1998
         Long Term Incentive Plan.(4)                                                                      --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(5)                                                                    --

10.7     Executive Life Insurance Plan.(6)                                                                 --

10.8     Revolving Credit and Loan Agreement dated as of June 30, 1995 between the Company
         and the First National Bank of Boston.(7)                                                         --

10.9     First Amendment to the Revolving Credit and Loan Agreement dated as of August 29, 1995
         between the Company and the First National Bank of Boston.(8)                                     --

10.10    Second Amendment to the Revolving Credit and Loan Agreement dated as of October 27, 1995
         between the Company and the First National Bank of Boston.(8)                                     --

10.11    Third Amendment to the Revolving Credit and Loan Agreement dated as of March 29, 1996
         between the Company and the First National Bank of Boston.(8)                                     --

13       The Company's 1996 Annual Report.(8)                                                              --

21       List of Subsidiaries of the Company.(8)                                                           --

23       Independent Auditors' Consent.                                                                    --

27       Financial Data Schedule.(8)                                                                       --

- ----------------------

(1)      Incorporated by reference from the Company's Form 8-A Registration Statement
         No. 2-85599 dated February 9, 1987.                                                               --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-87800 dated December 22, 1994.                                                    --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                         --

                                                                                                         Page
                                                                                                     Sequentially
                                                                                                       Numbered
                                                                                                       --------
(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                        --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1987.                                                            --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1989.                                                            --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                          --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1996.                                                            --