Form 10-Q
period 1996-09-29
TRANSTECHNOLOGY CORP
filed 1996-11-13
CIK 99359

                                    FORM 10-Q

                                  -------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission file number 1-7872

                                  -----------

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

                  As of November 6, 1996, the total number of outstanding shares of registrant's one class of common stock was 5,315,470.

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX


PART I.   Financial Information                                                                  Page No.
  Item 1.   Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2

            Statements of Consolidated Operations--
            Three and Six Month Periods Ended September 29, 1996
            and October 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

            Consolidated Balance Sheets--
            September 29, 1996 and March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . .   4

            Statements of Consolidated Cash Flow--
            Six Months Ended September 29, 1996 and
            October 1, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

            Statements of Consolidated Stockholders' Equity--
            Six Months Ended September 29, 1996   . . . . . . . . . . . . . . . . . . . . . . . .   6

            Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .  7-10

  Item 2.   Management's Discussion and Analysis of Results
            of Operations and Financial Condition   . . . . . . . . . . . . . . . . . . . . . . . 11-17


PART II.  Other Information

  Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  18

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

EXHIBIT 11  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

EXHIBIT 27  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                        PART I.    FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 29, 1996 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1996.



                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)

                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                 -------------------------      ---------------------------
                                                   9/29/96        10/01/95         9/29/96         10/01/95
                                                 ----------     ----------      -----------     -----------
Total revenue                                    $   44,067     $   44,434      $    88,993     $    70,844
Cost of sales                                        31,084         31,972           62,023          49,911
                                                 ----------     ----------      -----------     -----------
Gross profit                                         12,983         12,462           26,970          20,933
                                                 ----------     ----------      -----------     -----------
General, administrative
   and selling expenses                               8,106          8,509           16,667          13,206
Interest expense                                      1,814          1,879            3,624           2,765
                                                 ----------     ----------      -----------     -----------
Total general, administrative,
   selling and interest expenses                      9,920         10,388           20,291          15,971
                                                 ----------     ----------      -----------     -----------
Income from continuing operations
   before income taxes                                3,063          2,074            6,679           4,962
Income taxes                                          1,336            731            2,855           1,886
                                                 ----------     ----------      -----------     -----------
Income from continuing operations                     1,727          1,343            3,824           3,076

Discontinued operations:

Loss from operations (net of applicable
   tax benefits of $4 and $2 for
   the three and six months ended 9/29/96,
   respectively, and $122 and $294
   for the three and six months ended
   10/01/95, respectively)                               (6)          (221)              (2)           (480)

Gain (loss) from disposal (net of applicable
   tax benefits of $153 and $342 for
   the three and six months ended
   9/29/96, respectively, and net of
   applicable tax provision of $40 and
   $98 for the three and six months
   ended 10/01/95, respectively)                       (200)            72             (473)            159
                                                 ----------     ----------      -----------     -----------
   Net income                                    $    1,521     $    1,194      $     3,349     $     2,755
                                                 ==========     ==========      ===========     ===========
Earnings per Share:  (Note 1)
   Income from continuing operations             $     0.34     $     0.26      $      0.75     $      0.60
   Loss from discontinued operations                  (0.04)         (0.03)           (0.09)          (0.06)
                                                 ----------     ----------      -----------     -----------
   Net income                                    $     0.30     $     0.23      $      0.66     $      0.54
                                                 ==========     ==========      ===========     ===========
Number of shares used in computation
   of per share information                       5,100,000      5,095,000        5,102,000       5,089,000

See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

                                                                    UNAUDITED
                                                                     9/29/96         3/31/96
                                                                  -----------     -----------
ASSETS
Current assets:
 Cash and cash equivalents                                        $     2,695     $     2,362
 Accounts receivable (net of allowance
  for doubtful accounts of $775 at
  9/29/96 and $735 at 3/31/96)                                         25,903          28,368
 Notes receivable                                                       1,129           1,258
 Inventories                                                           50,469          50,551
 Prepaid expenses and other current assets                              1,467           1,726
 Deferred income taxes                                                  1,030           1,037
 Net assets held for sale                                               7,070           9,980
                                                                  -----------     -----------
  Total current assets                                                 89,763          95,282
                                                                  -----------     -----------
Property, Plant & Equipment                                            81,634          78,326
 Less accumulated depreciation and amortization                        20,685          17,749
                                                                  -----------     -----------
  Property, Plant & Equipment - net                                    60,949          60,577
                                                                  -----------     -----------
Other assets:
 Notes receivable                                                      12,495          12,824
 Costs in excess of net assets of acquired businesses
 (net of accumulated amortization:
  9/29/96, $3,747;  3/31/96, $3,308)                                   19,166          16,411
 Other                                                                 15,903          14,273
                                                                  -----------     -----------
  Total other assets                                                   47,564          43,508
                                                                  -----------     -----------
  Total                                                           $   198,276     $   199,367
                                                                  ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                $     6,256     $     6,026
 Accounts payable-trade                                                10,714          14,719
 Accrued compensation                                                   5,180           6,473
 Accrued income taxes                                                   2,043           1,415
 Other current liabilities                                             10,395           9,301
                                                                  -----------     -----------
  Total current liabilities                                            34,588          37,934
                                                                  -----------     -----------
Long-term debt payable to banks and others                             72,256          72,565
                                                                  -----------     -----------
Other long-term liabilities                                            18,487          16,398
                                                                  -----------     -----------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                --              --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,299,415 at 9/29/96, and 5,276,463 at 3/31/96                    53              53
 Additional paid-in capital                                            46,493          46,188
 Retained earnings                                                     32,151          29,467
 Other stockholders' equity                                            (1,972)         (1,083)
                                                                  -----------     -----------
                                                                       76,725          74,625
 Less treasury stock, at cost - (277,500 shares at 9/29/96 and
  177,500 at 3/31/96)                                                  (3,780)         (2,155)
                                                                  -----------     -----------
  Total stockholders' equity                                           72,945          72,470
                                                                  -----------     -----------
  Total                                                           $   198,276     $   199,367
                                                                  ===========     ===========


-----------------------------
See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                   UNAUDITED
                           (In Thousands of Dollars)

                                                                                  SIX MONTHS ENDED
                                                                               ----------------------
                                                                                9/29/96      10/01/95
                                                                               ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  3,349     $  2,755

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                     3,834        2,215
 Provision for losses on accounts receivable                                          53           67
 (Gain) on sale or disposal of fixed assets and discontinued  businesses              (8)        (181)
 Change in assets and liabilities net of acquisitions and dispositions:
  Decrease in accounts receivable                                                  2,412        6,618
  Decrease (increase) in inventories                                               1,107       (1,209)
  Decrease (increase) in net assets of discontinued businesses                       926         (409)
  Increase in other assets                                                        (4,530)        (717)
  Decrease in accounts payable                                                    (4,005)      (4,133)
  Decrease in accrued compensation                                                (1,293)      (1,801)
  Increase in other liabilities                                                    3,154        2,424
  Increase (decrease) in income tax payable                                          628         (737)
                                                                                --------     --------
 Net cash provided by (used in) operating activities                               5,627        4,892
                                                                                --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                             (3,219)     (46,185)
Capital expenditures                                                              (2,545)      (1,946)
Proceeds from sale of fixed assets and discontinued business                       2,118       14,338
Decrease (increase) in notes receivable                                              458       (9,494)
                                                                                --------     --------
 Net cash used in investing activities                                            (3,188)     (43,287)
                                                                                --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                20,336       81,637
Payments on long-term debt                                                       (20,414)     (41,184)
Proceeds from issuance of stock under stock option plan                              311          163
Stock repurchases                                                                 (1,625)         (53)
Dividends paid                                                                      (665)        (662)
                                                                                --------     --------
 Net cash provided by financing activities                                        (2,057)      39,901
                                                                                --------     --------
Effect of exchange rate changes on cash                                              (49)         (74)
                                                                                --------     --------
Net increase in cash and cash equivalents                                            333        1,432
Cash and cash equivalents at beginning of year                                     2,362        1,544
                                                                                --------     --------
Cash and cash equivalents at end of year                                        $  2,695     $  2,976
                                                                                ========     ========
Supplemental Information:
Interest payments                                                               $  2,498     $  1,740
Income tax payments                                                             $  1,682     $  1,694

---------------------
See accompanying notes to unaudited consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)


                                  COMMON STOCK      TREASURY STOCK       ADDITIONAL                 OTHER
FOR THE SIX MONTHS             ----------------   -------------------     PAID-IN     RETAINED   STOCKHOLDERS'
ENDED SEPTEMBER 29, 1996        SHARES   AMOUNT    SHARES     AMOUNT      CAPITAL     EARNINGS     EQUITY        TOTAL
------------------------       --------- ------   --------    -------    ----------   --------   -------------  -------
Balance, March 31, 1996        5,276,463   $53    (177,500)   $(2,155)    $46,188     $29,467      $(1,083)      $72,470

Net Income                            --    --          --         --          --       3,349           --         3,349

Cash dividends
  ($.13 per share)                    --    --          --         --          --        (665)          --          (665)

Purchase of Treasury Stock            --    --    (100,000)    (1,625)         --          --           --        (1,625)

Unrealized investment
  holding losses                      --    --          --         --          --          --         (216)         (216)

Issuance of stock under
  stock option plan               24,562    --          --         --         266          --           --           266

Effects of stock under
  incentive bonus plan - net      (1,610)   --          --         --          39          --            6            45

Foreign translation
  adjustments                         --    --          --         --          --          --         (679)         (679)
                               ---------   ---    --------    -------     -------     -------      -------       -------
Balance, September 29, 1996    5,299,415   $53    (277,500)   $(3,780)    $46,493     $32,151      $(1,972)      $72,945
                               =========   ===    ========    =======     =======     =======      =======       =======


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


NOTE 2.  Inventories:

         Inventories are summarized as follows:


                                                           9/29/96                      3/31/96
                                                           -------                     --------
              Finished goods                               $21,273                     $22,645
              Work-in-process                                8,858                       9,326
              Purchased and
              manufactured parts                            20,338                      18,580
                                                           -------                     -------
                 Total inventories                         $50,469                     $50,551
                                                           =======                     =======



NOTE 3.      Discontinued Operations

         At September 29, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australasia.

         Through September 1996, the Company recorded an additional $0.5 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

Operating results of the discontinued business were as follows:


                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                --------------------------          --------------------------
                                9/29/96          10/01/95           9/29/96          10/01/95
                                -------          --------           -------          --------
Total revenues                   $ 92            $2,276              $219             $7,580

Loss before income taxes
                                 $(10)           $ (343)             $ (4)            $ (774)

Income tax benefit                  4               122                 2                294
                                 ----            ------              -----            ------
Loss from operations             $ (6)           $ (221)             $ (2)            $ (480)
                                 ====            ======              ====             ======



The loss from operations includes interest expense of $88 and $214 for the three months and six months ended October 1, 1995, respectively.


Net assets held for sale at September 29, 1996 and March 31, 1996 were as follows:


                                             9/29/96          3/31/96
                                             -------          -------
    Accounts receivable                      $  116           $  143

    Inventory                                   559              529

    Property                                  6,578            8,667

    Other assets                                359            1,269


    Liabilities                                (542)            (628)
                                             ------           ------

    Net assets held for sale                 $7,070           $9,980
                                             ======           ======

NOTE 4.       Acquisitions

         On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 750 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

         On June 18, 1996 the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3 million in cash plus direct acquisition costs. Pebra, which employs approximately 40 people, is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

NOTE 5.       Employee Benefit Plans

         The Company maintains a postretirement benefits plan available to union employees at one of the Company's divisions. In September 1996, the Company signed a new contract with the union employees at the above mentioned division which resulted in the removal of active employees from the plan. This amendment to the plan resulted in the accumulated postretirement benefit obligation being reduced by approximately $1.3 million. This reduction was used to offset the remaining unrecognized transition obligation of approximately $1.7 million. The remaining $0.4 million obligation was recognized as an expense in the September 29, 1996, Statement of Consolidated Operations.


NOTE 6.       Contingencies

         ENVIRONMENTAL MATTERS. The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of environmental contamination at sites in Pennsylvania and Illinois which continue to be owned although the related businesses have been sold. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania site, a feasibility study has been prepared and submitted to the state. At September 29, 1996, the balance of this cleanup reserve was $2.3 million payable over the next several years. In addition, the Company is pursuing recovery of a portion of cleanup costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1999.

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

         In addition, the Company has been named as a potentially responsible party in five environmental remediation recovery proceedings pending in several states in which it is alleged that the Company was a generator of wasted that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. It is not possible to reliably estimate the costs associated with any remedial work to be performed until studies at these sites have been completed, the scope of the work defined and a method of remediation selected and approved by the relevant state authorities.

         LITIGATION. The Company is also engaged in various other legal proceedings incidental to its business.

         It is the opinion of management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 29, 1996 for fiscal year 1997 and the three and six month periods ended October 1, 1995 for fiscal year 1996. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Revenue from continuing operations for the six month period in 1997 was $89 million, an increase of $18.1 million or 26% from the comparable period in 1996. For the three month period in 1997 total revenue was $44.1 million, a $0.4 million or 1% decrease from the comparable period in 1996. As further discussed below, the increased revenue performance for the six month period in 1997 resulted primarily from the Seeger Group acquisition on June 30, 1995. The slight decrease for the three month period was due to softness in the European fastener markets offset by the inclusion of operations from the Pebra acquisition on June 18, 1996.

Gross profit for the six month period in 1997 increased $6.0 million or 29% from the comparable period in 1996. For the three month period in 1997, gross profit increased $0.5 million or 4%. Operating profit from continuing operations for the six month period in 1997 was $14.1 million, an increase of $3.6 million or 34% from the comparable period in 1996. For the three month period in 1997 operating profit from continuing operations was $6.5 million, an increase of $1.1 million or 20% from the comparable period in 1996. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the six month period in 1997 was $3.3 million or $0.66 per share, compared to $2.8 million or $0.54 per share, for the comparable period of 1996. The three month period in 1997 experienced net income of $1.5 million or $0.30 per share compared to $1.2 million or $0.23 per share for the year earlier period. As further discussed below, the increased earnings performance in 1997 resulted primarily from the inclusion of the Seeger Group acquisition in the six month period, increased domestic fastener volume, and to a lesser extent, the Pebra acquisition in the three month period. Additionally, increased shipments of hoist and winch and tie-down products, which are due to large multi-year contracts received in the prior fiscal year, contributed to the overall earnings increase in the current fiscal year.

Interest expense increased $0.9 million for the six month period in 1997, and decreased $0.1 million for the three month period. The six month increase was a result of increased bank borrowings used for the acquisition of the Seeger Group, and the three month decrease was primarily due to lower rates in effect during the current year period.

New orders received during the six month period in 1997 totaled $93 million, an increase of $15.6 million or 20% from 1996's comparable period. For the three month period, new orders totaled $48.4 million, a decrease of $0.7 million or 2% from last year's comparable period. At September 29, 1996, total backlog of unfilled orders was $65.9 million compared to $67.7 million at October 1, 1995.

EMPLOYEE BENEFIT PLANS

The Company maintains a postretirement benefits plan available to union employees at one of the Company's divisions. In September 1996, the Company signed a new contract with the union employees at the above mentioned division which resulted in the removal of active employees from the plan. This amendment to the plan resulted in the accumulated postretirement benefit obligation being reduced by approximately $1.3 million. This reduction was used to offset the remaining unrecognized transition obligation of approximately $1.7 million.
The remaining $0.4 million obligation was recognized as an expense in the September 29, 1996, Statements of Consolidated Operations.

DISCONTINUED OPERATIONS

At September 29, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australasia.

Through September, 1996, the Company recorded an additional $0.5 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

ACQUISITIONS

On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 750 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A.

On June 18, 1996, the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3.0 million in cash plus direct acquisition costs. Pebra, which employs approximately 40 people, is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)



                                                    SIX MONTHS ENDED                  NET CHANGE
                                                 ------------------------          -------------------
                                                  9/29/96        10/01/95              $           %
                                                 ---------       --------           -------      -----
Sales:

  Speciality fastener products                    $71,106         $56,366           $14,740        26.2
  Rescue hoist and cargo hook products            $17,114          13,702             3,412        24.9
                                                  -------         -------           -------
              Total                               $88,220         $70,068           $18,152        25.9
                                                  =======         =======           =======

Operating profit:

  Speciality fastener products                    $10,772         $ 8,973           $ 1,799        20.0
  Rescue hoist and cargo hook products              3,305           1,514             1,791       118.3
                                                  -------         -------           -------
              Total                               $14,077         $10,487           $ 3,590        34.2


Corporate expense                                  (3,774)         (2,760)(a)        (1,014)      (36.7)


Interest expense                                   (3,624)         (2,765)(b)          (859)      (31.1)
                                                  -------         -------           -------

Income from continuing
  operations before
  income taxes                                   $  6,679         $ 4,962           $ 1,717        34.6
                                                  =======         =======           =======




         a) The corporate expense for the six months ended October 1, 1995 has been reduced by $341 to reflect an allocation made to discontinued operations.

         b) The interest expense for the six months ended October 1, 1995 has been reduced by $214 to reflect an allocation made to discontinued operations.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)



                                                     THREE MONTHS ENDED                NET CHANGE
                                                 ------------------------          -------------------
                                                  9/29/96        10/01/95              $           %
                                                 ---------       --------           -------      -----
Sales:

  Speciality fastener products                    $35,607         $37,171          $(1,564)       (4.2)
  Rescue hoist and cargo hook products              7,973           6,690             1,283        19.2
                                                  -------         -------          --------
              Total                               $43,580         $43,861          $   (281)       (0.6)
                                                  =======         =======          ========

Operating profit:

  Speciality fastener products                    $ 5,070         $ 4,476          $    594        13.3
  Rescue hoist and cargo hook products              1,382             886               496        56.0
                                                  -------         -------          --------
              Total                               $ 6,452         $ 5,362          $  1,090        20.3


Corporate expense                                  (1,575)         (1,409)(a)          (166)      (11.8)


Interest expense                                   (1,814)         (1,879)(b)            65         3.5
                                                  -------         -------          --------

Income from continuing
  operations before
  income taxes                                    $ 3,063         $ 2,074          $    989        47.7
                                                  =======         =======          ========




         a) The corporate expense for the three months ended October 1, 1995 has been reduced by $130 to reflect an allocation made to discontinued operations.

         b) The interest expense for the three months ended October 1, 1995 has been reduced by $88 to reflect an allocation made to discontinued operations.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $71.1 million for the six month period in 1997, an increase of $14.7 million or 26% from the comparable period in 1996. Sales for the three month period in 1997 were down $1.6 million or 4% from the same period in 1996. The six month increase was primarily due to the inclusion of Seeger Group operations and to a lesser extent the inclusion of Pebra operations. Additionally, domestic new product market penetration and increased automotive fastener demand offset by a slight decrease in truck fastener demand during the first quarter of fiscal 1997, further increased 1997 six month sales performance. The slight decrease for the three month 1997 period was primarily due to softness in the European markets slightly offset by the inclusion of Pebra operations.

Operating profit for the segment was $10.8 million for the six month period in 1997, an increase of $1.8 million or 20% from the comparable period in 1996. The three month period in 1997 showed an operating profit of $5.1 million, an increase of $0.6 million or 13% from the comparable period in 1996. The increase in operating profit for the six month period was primarily due to the inclusion of Seeger Group operations and to a lesser extent the inclusion of Pebra operations. The increase in operating profit for the three month period was primarily due to the increased domestic fastener volume and the inclusion of Pebra operations offset by the lower European fastener volume, as mentioned above.

New orders increased by $20 million or 37% for the six month period in 1997, primarily due to the acquisitions mentioned above. New orders for the three month period in 1997 increased $3.4 million or 10% from the comparable period in 1996, primarily due to the inclusion of Pebra operations, and increased domestic and Brazilian automotive and truck fastener demand offset by the soft European markets mentioned above. Backlog of unfilled orders at September 29, 1996 was $33.3 million compared to $36.3 million at October 1, 1995.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales for the rescue hoist and cargo hook products segment were $17.1 million for the six month period in 1997, an increase of $3.4 million or 25% from the comparable period in 1996. Sales for the three month period in 1997 were $8.0 million, up $1.3 million or 19% from the comparable period in 1996. The increases were primarily due to shipments being made in this fiscal year on large multi-year contracts which were placed last year, for hoist and winch, and tie-down products.

Operating profit for the six month period in 1997 was $3.3 million, an increase of $1.8 million or 118% from the comparable period in 1996. The three month period had an operating profit of $1.4 million, an increase of $0.5 million or 56% from the comparable period in 1996. The increased sales volume product sales mix and operating efficiencies were the primary factors contributing to the improvement in operating profit in both the six and three month periods.

New orders for the six month period in 1997 were down $4.4 million or 19% from the comparable period in 1996. New orders for the three month period in 1997 were of $4.1 million or 29% from the comparable period in 1996. The decreases in both 1997 periods were primarily due to a large multi-year order for hoist and winch products being placed in the prior year second quarter. Backlog of unfilled orders at September 29, 1996 was $32.7 million compared to $31.4 million at October 1, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 52% as of September 29, 1996, unchanged from March 31, 1996. The current ratio at September 29, 1996, stood at 2.60 compared to 2.51 at March 31, 1996. Working Capital was $55.2 million at September 29, 1996, down $2.1 million from March 31, 1996.

At September 29, 1996, the Company's debt consisted of $19.6 million of borrowings under a revolving credit line, $4.6 million of borrowings under international lines of credit, a $28.9 million term loan, a $24.5 million term loan and $0.9 million of other borrowings. The revolving bank credit line commitment is $33.4 million, will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at September 29,1996 were $0.2 million. The total commitment from the international lines of credit are $6.6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate (LIBOR), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

The $28.9 million and $24.5 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $28.9 million term loan has an additional $15 million available through March 1997 for future acquisitions. Quarterly principal payments on the $28.9 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $28.9 million term loan is tied to the primary bank's prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.
Annual principal payments on the $24.5 million term loan of $0.5 million, began on June 30, 1996 and continue through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $24.5 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At September 29, 1996, the Company had $55.7 million of borrowings utilizing LIBOR.

The credit facility limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to $7.0 million, as well as containing other customary financial covenants.

On September 13, 1996, the Company obtained authorization and repurchased 100,000 shares of the Company's common stock from a private estate at an aggregate price of $1.6 million.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the six month period in 1997 were $2.5 million as compared with $1.9 million in the comparable period in 1996.

The Company is subject to various contingencies related to land and groundwater contamination at several facilities. Expenditures made pursuant to the remediation and restoration of these sites in the six month period in 1997 approximated $0.4 million as compared with $0.6 million in the comparable period in 1996. These expenditures are primarily of a non-recurring nature and are not capitalized. These matters are described in Note 11 of the Notes to Financial Statements. Management believes that, after taking into consideration information provided by counsel, the resolution of these matters will not have a material adverse effect on the Company's liquidity. Additionally, management believes that the Company's cash flow from operations, combined with the bank credit described above, will be sufficient to cover future expenditures.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       11     Statement of Computation of Per Share Earnings

       27      Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended Sepember 29, 1996.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          TRANSTECHNOLOGY CORPORATION
                                  (Registrant)




Dated:  November 11, 1996     By:     /s/ Chandler J. Moisen
                                 -----------------------------------------
                                 CHANDLER J. MOISEN, Senior Vice President
                                   and Chief Financial Officer*




   *  On behalf of the Registrant and as Principal Financial Officer.