Form 10-Q
period 1996-12-29
TRANSTECHNOLOGY CORP
filed 1997-02-12
CIK 99359

                                  FORM 10-Q

                              ------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                          Commission file number 1-7872

                               ------------------

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


                  As of February 5, 1997, the total number of outstanding shares of registrant's one class of common stock was 5,026,234

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                         Page No.

  Item 1. Financial Statements............................................. 2

          Statements of Consolidated Operations--
          Three and Nine Month Periods Ended December 29, 1996
          and December 31, 1995............................................ 3

          Consolidated Balance Sheets--
          December 29, 1996 and March 31, 1996............................. 4

          Statements of Consolidated Cash Flow--
          Nine Months Ended December 29, 1996 and
          December 31, 1995................................................ 5

          Statements of Consolidated Stockholders' Equity--
          Nine Months Ended December 29, 1996.............................. 6

          Notes to Consolidated Financial Statements.......................7-10


  Item 2. Management's Discussion and Analysis of Results
            of Operations and Financial Condition..........................11-17


PART II.  Other Information

  Item 6. Exhibits and Reports on Form 8-K.................................18

SIGNATURES.................................................................18

EXHIBIT 11.................................................................19

EXHIBIT 27.................................................................20

                          PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flow are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 29, 1996 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1996.



                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                  -------------------------------         -------------------------------
                                                    12/29/96            12/31/95            12/29/96            12/31/95
                                                  -----------         -----------         -----------         -----------

Net Sales                                         $    42,851         $    41,087         $   131,071         $   111,155
Cost of sales                                          28,861              27,269              90,884              77,180
                                                  -----------         -----------         -----------         -----------
Gross profit                                           13,990              13,818              40,187              33,975

General, administrative
   and selling expenses                                 8,620               7,644              25,287              20,850
Interest expense                                        1,794               1,787               5,418               4,552
Interest income                                          (471)               (273)             (1,024)               (612)
Royalty and other income                                 (973)               (241)             (1,193)               (678)
                                                  -----------         -----------         -----------         -----------
Income from continuing operations
   before income taxes                                  5,020               4,901              11,699               9,863

Income taxes                                            2,000               2,108               4,855               3,994
                                                  -----------         -----------         -----------         -----------
Income from continuing operations                       3,020               2,793               6,844               5,869

Discontinued operations:

Income (loss) from operations (net of
   applicable tax provisions of $6 and $4
   for the three and nine months ended
   12/29/96, respectively, and net of
   applicable tax benefits of $74 and
   $368 for the three and nine months
   ended 12/31/95, respectively)                            5                (121)                  3                (601)

Loss from disposal (net of applicable
   tax benefits of $140 and $482 for
   the three and nine months ended
   12/29/96, respectively, and net of
   applicable tax benefits of $200 and
   $102 for the three and nine months
   ended 12/31/95, respectively)                         (204)               (326)               (677)               (167)
                                                  -----------         -----------         -----------         -----------

   Net income                                     $     2,821         $     2,346         $     6,170         $     5,101
                                                  ===========         ===========         ===========         ===========

Earnings per Share:  (Note 1)
   Income from continuing operations              $      0.60         $      0.55         $      1.35         $      1.15
   Loss from discontinued operations                    (0.04)              (0.09)              (0.13)              (0.15)
                                                  -----------         -----------         -----------         -----------

   Net income                                     $      0.56         $      0.46         $      1.22         $      1.00
                                                  ===========         ===========         ===========         ===========

Number of shares used in computation
   of per share information                         5,026,000           5,099,000           5,076,000           5,092,000

See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                      UNAUDITED
                                                                       12/29/96          3/31/96
                                                                      ---------         ---------
ASSETS
Current assets:
 Cash and cash equivalents                                            $   2,726         $   2,362
 Accounts receivable (net of allowance for doubtful accounts
  of $762 at 12/29/96 and $735 at 3/31/96)                               25,315            28,368
 Notes receivable                                                           812             1,258
 Inventories                                                             50,971            50,551
 Prepaid expenses and other current assets                                1,414             1,726
 Deferred income taxes                                                    1,026             1,037
 Net assets held for sale                                                 7,270             9,980
                                                                      ---------         ---------
  Total current assets                                                   89,534            95,282
                                                                      ---------         ---------

Property, Plant & Equipment                                              82,664            78,326
 Less accumulated depreciation and amortization                          22,273            17,749
                                                                      ---------         ---------
  Property, Plant & Equipment - net                                      60,391            60,577
                                                                      ---------         ---------

Other assets:
 Notes receivable                                                        12,341            12,824
 Costs in excess of net assets of acquired businesses
  (net of accumulated amortization:
  12/29/96, $3,727;  3/31/96, $3,308)                                    19,137            16,411
 Other                                                                   16,007            14,273
                                                                      ---------         ---------
  Total other assets                                                     47,485            43,508
                                                                      ---------         ---------
  Total                                                               $ 197,410         $ 199,367
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                    $   6,199         $   6,026
 Accounts payable-trade                                                  10,034            14,719
 Accrued compensation                                                     4,811             6,473
 Accrued income taxes                                                     3,398             1,415
 Other current liabilities                                               10,279             9,301
                                                                      ---------         ---------
  Total current liabilities                                              34,721            37,934
                                                                      ---------         ---------
Long-term debt payable to banks and others                               69,427            72,565
                                                                      ---------         ---------
Other long-term liabilities                                              17,878            16,398
                                                                      ---------         ---------

Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                    --                --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,303,734 at 12/29/96, and 5,276,463 at 3/31/96                     53                53
 Additional paid-in capital                                              46,564            46,188
 Retained earnings                                                       34,645            29,467
 Other stockholders' equity                                              (2,098)           (1,083)
                                                                      ---------         ---------
                                                                         79,164            74,625
 Less treasury stock, at cost - (277,500 shares at 12/29/96
  and 177,500 at 3/31/96)                                                (3,780)           (2,155)
                                                                      ---------         ---------
  Total stockholders' equity                                             75,384            72,470
                                                                      ---------         ---------

  Total                                                               $ 197,410         $ 199,367
                                                                      =========         =========

See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                   NINE MONTHS ENDED
                                                                              ---------------------------
                                                                              12/29/96          12/31/95
                                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $   6,170         $   5,101

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                    5,624             3,620
 Provision for losses on accounts receivable                                        129               182
 Gain on sale or disposal of fixed assets and discontinued
  businesses                                                                        (51)              (70)
 Change in assets and liabilities net of acquisitions and dispositions:
  Decrease in accounts receivable                                                 2,924             9,663
  Decrease (increase) in inventories                                                605              (900)
  Decrease (increase) in net assets of discontinued businesses                      311              (277)
  (Increase) decrease in other assets                                            (4,995)              380
  Decrease in accounts payable                                                   (4,685)           (5,815)
  Decrease in accrued compensation                                               (1,662)             (215)
  Increase (decrease) in other liabilities                                        2,458            (9,563)
  Increase in accrued income taxes                                                1,983             1,977
                                                                              ---------         ---------
 Net cash provided by operating activities                                        8,811             4,083
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                            (3,219)          (42,094)
Capital expenditures                                                             (3,619)           (4,106)
Proceeds from sale of fixed assets and discontinued business                      2,694            14,273
Decrease (increase) in notes receivable                                             929           (10,241)
                                                                              ---------         ---------
 Net cash used in investing activities                                           (3,215)          (42,168)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                               32,304           100,820
Payments on long-term debt                                                      (35,268)          (60,178)
Proceeds from issuance of stock under stock option plan                             409               400
Stock repurchases and other                                                      (1,625)             (559)
Dividends paid                                                                     (992)             (993)
                                                                              ---------         ---------
 Net cash (used in) provided by financing activities                             (5,172)           39,490
                                                                              ---------         ---------

Effect of exchange rate changes on cash                                             (60)              (82)
                                                                              ---------         ---------

Net increase in cash and cash equivalents                                           364             1,323
Cash and cash equivalents at beginning of period                                  2,362             1,544
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $   2,726         $   2,867
                                                                              =========         =========

Supplemental Information:
Interest payments                                                             $   3,761         $   3,722
Income tax payments                                                           $   2,229         $   1,751

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)





                                      COMMON STOCK             TREASURY STOCK       ADDITIONAL                OTHER
FOR THE NINE MONTHS              ----------------------    ---------------------     PAID-IN    RETAINED   STOCKHOLDERS'
ENDED DECEMBER 29, 1996            SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL    EARNINGS      EQUITY       TOTAL
------------------------         ---------   ----------    --------   ----------   ----------  ----------   ----------   ----------

Balance, March 31, 1996          5,276,463   $       53    (177,500)  $   (2,155)  $   46,188  $   29,467   $   (1,083)  $   72,470

Net Income                              --           --          --           --           --       6,170           --        6,170

Cash dividends
   ($.195 per share)                    --           --          --           --           --        (992)          --         (992)

Purchase of Treasury Stock              --           --    (100,000)      (1,625)          --          --           --       (1,625)

Unrealized investment
   holding losses                       --           --          --           --           --          --         (287)        (287)

Issuance of stock under
   stock option plan                28,881           --          --           --          344          --           --          344

Effects of stock under
   incentive bonus plan - net       (1,610)          --          --           --           32          --           33           65

Foreign translation
   adjustments                          --           --          --           --           --          --         (761)        (761)
                                 ---------   ----------    --------   ----------   ----------  ----------   ----------   ----------

Balance, December 29, 1996       5,303,734   $       53    (277,500)  $   (3,780)  $   46,564  $   34,645   $   (2,098)  $   75,384
                                 =========   ==========    ========   ==========   ==========  ==========   ==========   ==========

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


NOTE 2.           Inventories:

         Inventories are summarized as follows:



                                         12/29/96         3/31/96
                                        -----------     -----------

               Finished goods           $   22,721      $   22,645
               Work-in-process               8,956           9,326
               Purchased and
               manufactured parts           19,294          18,580
                                        -----------     -----------
                  Total inventories     $   50,971        $ 50,551
                                        ===========     ===========



NOTE 3.           Discontinued Operations

         At December 29, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australasia.

         Through December 1996, the Company recorded an additional $0.7 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

Operating results of the discontinued business were as follows:



                                      Three Months Ended               Nine Months Ended
                                    -----------------------         -----------------------
                                    12/29/96        12/31/95        12/29/96        12/31/95
                                    -------         -------         -------         -------
Total revenues                      $   177         $    66         $   396         $ 7,646
                                    =======         =======         =======         =======
Income (loss) before
income taxes                        $    11         $  (195)        $     7         $  (969)
Income tax
(provision) benefit                      (6)             74              (4)            368
                                    -------         -------         -------         -------
Income (loss) from
operations                          $     5         $  (121)        $     3         $  (601)
                                    =======         =======         =======         =======


The income (loss) from operations includes interest expense of $214 for the nine months ended 12/31/95.


Net assets held for sale at December 29, 1996 and March 31, 1996 were as follows:



                                          12/29/96       3/31/96
                                        ------------   -----------

             Accounts receivable         $      125     $      143
             Inventory                          565            529
             Property                         6,581          8,667
             Other assets                       385          1,269
             Liabilities                       (386)          (628)
                                        ------------     ----------

             Net assets held for sale   $     7,270     $    9,980
                                        ============    ===========

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

NOTE 5.       Employee Benefit Plans

         The Company maintains a postretirement benefits plan available to union employees at one of the Company's divisions. In September 1996, the Company signed a new contract with the union employees at the above mentioned division which resulted in the removal of active employees from the plan. This amendment to the plan resulted in the accumulated postretirement benefit obligation being reduced by approximately $1.3 million. This reduction was used to offset the remaining unrecognized transition obligation of approximately $1.7 million with the remainder being expensed.


NOTE 6.       Contingencies

         Environmental Matters. The Company has commenced environmental site assessments and cleanup feasibility studies to determine the presence, extent and sources of environmental contamination at sites in Pennsylvania and Illinois which continue to be owned although the related businesses have been sold. Although no governmental action requiring remediation has been taken at this time, the Company is working in cooperation with the relevant state authorities and any remedial work required to be performed would be subject to their approval. At the Pennsylvania site, a feasibility study has been prepared and submitted to the state. At December 29, 1996, the balance of this cleanup reserve was $2.2 million payable over the next several years. In addition, the Company is pursuing recovery of a portion of cleanup costs in litigation with several of its insurance carriers. The Company expects that remediation work at the Pennsylvania site will not be completed until fiscal 1999.

         The Company also continues to participate in environmental assessments and remediation work at nine other locations, which include operating facilities, facilities for sale, and previously owned facilities. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $1.3 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

All references to three and nine month periods in this Management's Discussion refer to the three and nine month periods ended December 29, 1996 for fiscal year 1997 and the three and nine month periods ended December 31, 1995 for fiscal year 1996. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Sales from continuing operations for the nine month period in 1997 was $131 million, an increase of $19.9 million or 18% from the comparable period in 1996. For the three month period in 1997 total sales were $42.9 million, a $1.8 million or 4 % increase from the comparable period in 1996. As further discussed below, the increased sales performance for the nine month period in 1997 resulted primarily from the Seeger Group acquisition on June 30, 1995. Additionally, the Pebra acquisition on June 18, 1996 and increased rescue hoist and cargo hook shipments in fiscal 1997 helped contribute to the sales improvement over the prior year comparable periods.

Gross profit for the nine month period in 1997 increased $6.2 million or 18% from the comparable period in 1996. For the three month period in 1997, gross profit increased $0.2 million or 1%. Operating profit from continuing operations for the nine month period in 1997 was $22.8 million, an increase of $4.2 million or 23% from the comparable period in 1996. For the three month period in 1997 operating profit from continuing operations was $8.7 million, an increase of $.6 million or 8% from the comparable period in 1996. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the nine month period in 1997 was $6.2 million or $1.22 per share, compared to $5.1 million or $1.00 per share, for the comparable period of 1996. The three month period in 1997 experienced net income of $2.8 million or $.56 per share compared to $2.3 million or $0.46 per share for the year earlier period. As further discussed below, the increased earnings performance in 1997 resulted primarily from the inclusion of the Seeger Group in the nine month period, coupled with the Pebra acquisition and increased operating profit from the rescue hoist and cargo hook products segment in the nine month and three month periods.

Interest expense increased $0.9 million for the nine month period in 1997, and remained even compared to last year for the three month period. The nine month increase was a result of increased bank borrowings used for the acquisition of the Seeger Group.

New orders received during the nine month period in 1997 totaled $134 million, an increase of $16.3 million or 14% from 1996's comparable period. For the three month period, new orders totaled $43.3 million, an increase of $1.2 million or 3% from last year's comparable period. At December 29, 1996, total backlog of unfilled orders was $65.3 million compared to $66.7 million at December 31, 1995.



DISCONTINUED OPERATIONS

At December 29, 1996, the Company's only remaining discontinued and unsold business is its Australian computer graphics service operation, using the name TransTechnology Australaisia.

Through December 1996, the Company recorded an additional $0.7 million of after-tax disposal costs related to other previously discontinued businesses. These losses consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.



ACQUISITIONS

On June 30, 1995 the Company acquired the Seeger Group of companies from a unit of AB SKF of Goteborg, Sweden for approximately $43 million in cash plus direct acquisition costs and the assumption of trade debts and accrued expenses. The Seeger Group, headquartered in Konigstein, Germany, is the global leader in manufacturing circlips, snap rings and retaining rings. The Seeger Group operates under the trade names of "Seeger", "Anderton", and "Waldes" with over 750 employees at its five manufacturing facilities located in Germany, the UK, Brazil and the U.S.A..

On June 18, 1996, the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3.0 million in cash plus direct acquisition costs. Pebra, which employs approximately 40 people, is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                               NINE MONTHS ENDED                          NET CHANGE
                                          ----------------------------             --------------------------
                                          12/29/96            12/31/95                 $                %
                                          ---------          ---------             ---------        ---------
Sales:

Specialty fastener products               $ 105,497          $  90,145             $  15,352              17

Rescue hoist and cargo hook products         25,574             21,010                 4,564              22
                                          ---------          ---------             ---------

            Total                         $ 131,071          $ 111,155             $  19,916              18
                                          =========          =========             =========

Operating profit:

Specialty fastener products               $  17,073          $  15,729             $   1,344               9
Rescue hoist and cargo hook products          5,711              2,855                 2,856             100
                                          ---------          ---------             ---------

            Total                         $  22,784          $  18,584             $   4,200              23


Corporate expense                            (5,667)            (4,169)(a)            (1,498)            (36)


Interest expense                             (5,418)            (4,552)(b)              (866)            (19)
                                          ---------          ---------             ---------

Income from continuing
operations before
income taxes                              $  11,699          $   9,863             $   1,836              19
                                          =========          =========             =========


         a) The corporate expense for the nine months ended December 31, 1995 has been reduced by $341 thousand to reflect an allocation made to discontinued operations.


         b) The interest expense for the nine months ended December 31, 1995 has been reduced by $214 thousand to reflect an allocation made to discontinued operations.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)

                                                 THREE MONTHS ENDED                    NET CHANGE
                                             ---------------------------         ----------------------
                                             12/29/96          12/31/95             $            %
                                             --------         ---------          --------      --------
Sales:

  Specialty fastener products                 $ 34,391         $ 33,779         $    612            2

  Rescue hoist and cargo hook products           8,460            7,308            1,152           16
                                              --------         ---------         --------

              Total                           $ 42,851         $ 41,087         $  1,764            4
                                              ========         ========         ========

Operating profit:

  Specialty fastener products                 $  6,301         $  6,756        $    (455)          (7)
  Rescue hoist and cargo hook products           2,406            1,341            1,065           79
                                              --------         ---------         --------

              Total                           $  8,707         $  8,097         $    610            8


Corporate expense                               (1,893)          (1,409)            (484)         (34)


Interest expense                                (1,794)          (1,787)              (7)          --
                                              --------         ---------         --------

Income from continuing
  operations before
  income taxes                                $  5,020         $  4,901         $    119            2
                                              ========         ========         ========

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $105.5 million for the nine month period in 1997, an increase of $15.3 million or 17% from the comparable period in 1996. Sales for the three month period in 1997 were up $0.6 million or 2% from the same period in 1996. The nine month increase was primarily due to the inclusion of Seeger Group operations and to a lesser extent the inclusion of Pebra operations. Domestic fastener demand was relatively even with last year and European demand remained weak for both the three and nine month periods in 1997 as compared to 1996.

Operating profit for the segment was $17.1 million for the nine month period in 1997, an increase of $1.3 million or 9% from the comparable period in 1996. The three month period in 1997 showed operating profit of $6.3 million, representing a decrease of $0.5 million or 7% from the comparable period in 1996. The increase in operating profit for the nine month period was primarily due to the inclusion of Seeger Group operations and to a lesser extent the inclusion of Pebra operations. The decrease in operating profit for the three month period was primarily due to declines in the European and Brazilian retaining ring business. These declines were partially offset by the contribution of the Pebra hose clamp business which was purchased in the first quarter of this fiscal year. Domestic specialty fastener products earned slightly higher operating profit on comparable sales for the three month period.

New orders increased by $23 million or 27% for the nine month period in 1997, primarily due to the Seeger Group and Pebra acquisitions mentioned above. New orders for the three month period in 1997 increased $3.9 million or 12% from the comparable period in 1996, primarily due to the Pebra acquisition. Backlog of unfilled orders at December 29, 1996 was $34.8 million compared to $34.3 million at December 31, 1995.


RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales for the rescue hoist and cargo hook products segment were $25.6 million for the nine month period in 1997, an increase of $4.6 million or 22% from the comparable period in 1996. Sales for the three month period in 1997 were $8.5 million, up $1.2 million or 16% from the comparable period in 1996. These increases were primarily due to shipments being made this fiscal year on large multi-year contracts which were placed last fiscal year for hoist and winch, and tie-down products, increased repair and spares business this fiscal year and a $0.7 million one time royalty payment received in the third quarter of fiscal 1997.

Operating profit for the nine month period in 1997 was $5.7 million, an increase of $2.9 million or 100% from the comparable period in 1996. The three month period had an operating profit of $2.4 million, an increase of $1.0 million or 79% from the comparable period in 1996. The increased sales volume, as mentioned above, royalty income and operating efficiencies were the primary factors contributing to the improvement in operating profit in both the nine and three month periods.

New orders for the nine month period in 1997 decreased $7.1 million or 22% from the comparable period in 1996. New orders for the three month period in 1997 decreased $2.7 million or 30% from the comparable period in 1996. The decreases in both 1997 periods were primarily due to a large multi-year order for hoist and winch products being placed in the prior year third quarter. Backlog of unfilled orders at December 29, 1996 was $30.5 million compared to $32.4 million at December 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 50% as of December 29, 1996, down from 52% at March 31, 1996. The current ratio at December 29, 1996, stood at
2.58 compared to 2.51 at March 31, 1996. Working Capital was $54.8 million at December 29, 1996, down $2.5 million from March 31, 1996.

At December 29, 1996, the Company's debt consisted of $16.8 million of borrowings under a revolving credit line, $6.1 million of borrowings under international lines of credit, a $27.4 million term loan, a $24.5 million term loan and $0.9 million of other borrowings. The revolving bank credit line commitment is $33.4 million, and is available to the Company through December 31, 2000 and is subject to a borrowing base formula. The agreement provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula, are limited to $5 million. Letters of credit under the line at September 29,1996 were $0.2 million. The total commitment from the international lines of credit are $6.6 million and have the same availability and collateral as the revolving credit line, but are not subject to a borrowing base formula. Interest on the revolver and the international lines of credit are tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate (LIBOR), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

The $27.4 million and $24.5 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on December 31, 2000 and June 30, 2002, respectively. The $27.4 million term loan has an additional $15 million available through March 1997 for future acquisitions. Quarterly principal payments on the $27.4 million term loan of $1.4 million, with escalations to $1.8 million and $2.8 million in June 1999 and June 2000, respectively, began on December 31, 1995, and are due and payable on the last day of each quarter through December 31, 2000. Interest on the $27.4 million term loan is tied to the primary bank's prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on the $24.5 million term loan of $0.5 million, began on

June 30, 1996 and continue through June 30, 2000, with final balloon payments of $7.5 million and $15 million due and payable on June 30, 2001 and June 30, 2002, respectively. Interest on the $24.5 million term loan accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At December 29, 1996, the Company had $51.5 million of borrowings utilizing LIBOR.

The credit facility limits the Company's annual ability to pay dividends to 25% of net income and restricts capital expenditures to $7.0 million, as well as containing other customary financial covenants.

On September 13, 1996, the Company obtained authorization and repurchased 100,000 shares of the Company's common stock from a private estate at an aggregate price of $1.6 million.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support current and forecasted working capital requirements and dividend payments. Capital expenditures in the nine month period in 1997 were $3.6 million as compared with $4.1 million in the comparable period in 1996.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        11     Statement of Computation of Per Share Earnings

        27     Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended December 29, 1996.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)



Dated:  February 10, 1997               By:  /s/ Joseph F. Spanier
                                             ---------------------------------
                                             JOSEPH F. SPANIER, Vice President
                                              and Chief Financial Officer*

   *  On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX
                                -------------

  Exhibit No.                    Description
  -----------                    -----------
        11     Statement of Computation of Per Share Earnings

        27     Financial Data Schedule