Form 10-K
period 1997-03-31
TRANSTECHNOLOGY CORP
filed 1997-06-26
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1997
                                       OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 30, 1997, the aggregate market value of voting stock held by nonaffiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $87,857,580.00 (See Item 12)

     As of May 30, 1997, the registrant had 5,027,733 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Annual Report for the fiscal year ended March 31, 1997 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the fiscal year ended March 31, 1997 is incorporated by reference into Part III hereof.

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

         TransTechnology Corporation's core business areas are specialty fastener products and rescue hoist and cargo hook systems. During 1997, the Company continued its program to improve its position as one of the world's major suppliers of specialty fasteners to the transportation and industrial markets. Key aspects of this program include the consolidation and standardization of its overseas retaining ring manufacturing operations. Actions taken during 1997 to accomplish this goal included the installation of a new business information system at all of the Company's European retaining ring facilities and the commencement of closing one of the Company's two retaining ring factories in Germany. Production from this factory will be transferred primarily to the Company's U.K. manufacturing facility and the other German retaining ring manufacturing facility. Domestically, the Company commenced the process of consolidating its United States retaining ring manufacturing and distribution facilities. These actions, together with strategic acquisition activities during and subsequent to the close of the fiscal year, further strengthen the Company's position as one of the world's major suppliers of specialty fasteners to the transportation and industrial markets.

The Breeze-Eastern division makes up the rescue hoist and cargo hook products segment, and is the world's leader in these systems which are sold primarily to military and civilian agencies.

DISCONTINUED OPERATIONS

         The following entities, discontinued in the years indicated, have been classified as discontinued operations in the Company's financial statements:
Lundy Technical Center (chaff) (1995), TransTechnology Electronics (1995), and TransTechnology Systems & Services (computer maintenance and service) (1995). For a more detailed description of these transactions, see "Note 2" of the "Notes to Consolidated Financial Statements" included in the Company's 1997 Annual Report on page 15 which is incorporated herein by reference.

SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Seeger Group of companies ("Seeger-Orbis", "Anderton", and "Seeger Reno"), its Breeze Industrial Products division ("Breeze Industrial"), its Palnut Company division ("Palnut", "Industrial Retaining Ring Company" and "Seeger, Inc.") and its Pebra hose clamp business ("Pebra"). The Seeger Group of companies, Industrial Retaining Ring Company and Seeger, Inc. design and manufacture highly engineered retaining rings for both the domestic and international transportation and industrial markets. Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for the heavy truck and industrial equipment industries by both original equipment manufacturers and replacement suppliers. Pebra designs and manufactures hose clamps primarily for heavy truck manufacturers in Europe. The Palnut Company manufactures single and multi-thread metal fasteners for the automotive and industrial products markets. These include lock nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-Nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 81%, 81% and 70% of the Company's consolidated sales in 1997, 1996 and 1995, respectively.

         Through its MassTech product line, Breeze Industrial also manufactures tachometers and related items such as speed sensors that are used to measure rotational shaft speeds and direction, and to indicate revolutions per minute. These products are sold primarily to heavy-duty original equipment manufacturers.

         At March 31, 1997, the Company's Specialty Fastener Products segment backlog was $36.1 million, compared to $31.4 million at March 31, 1996. The increase is primarily the result of the acquisition of Pebra and increased backlog balances at the Company's domestic fastener operations. Substantially all of the March 31, 1997 backlog is scheduled to be shipped during fiscal 1998.


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

         Breeze-Eastern sells its products through an internal marketing representative and several independent sales representatives and distributors. Breeze-Eastern's product lines contributed 19%, 19% and 30% to the Company's consolidated sales in 1997, 1996 and 1995, respectively. The reduced percentage following 1995 is attributable primarily to the acquisition of the Seeger Group fastener businesses.

         The Rescue Hoist and Cargo Hook Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1997, the backlog of unfilled orders was $32.5 million, compared to $30.9 million at March 31, 1996. The majority of the March 31, 1997 backlog is anticipated to be shipped during fiscal 1998.


DEFENSE INDUSTRY SALES

         9% of the Company's consolidated sales in 1997, as compared to 8% and 18% in 1996 and 1995, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.


ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 11 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on page 21 which is incorporated herein by reference.


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


EMPLOYEES

         As of May 30, 1997 the Company employed 1,587 persons. There were 1,395 employees associated with the Specialty Fastener Products segment, 172 with the Rescue Hoist and Cargo Hook Products segment and 20 with the corporate office.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 13 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on pages 22-23 and is incorporated herein by reference.


FOREIGN OPERATIONS AND SALES

         The Company's foreign-based facilities during fiscal 1997 consisted of the Seeger-Orbis and Pebra facilities located in Germany, the Anderton facility located in the U.K. and the Seeger Reno facility located in Brazil. The Company acquired all of these businesses on June 30, 1995, except for Pebra which was acquired on June 18, 1996. Additionally, the Company had foreign-based facilities during fiscal 1996 that are treated as discontinued operations as of March 31, 1996. The Company had foreign sales of $58 million and $45.2 million in fiscal 1997 and 1996, respectively, representing 32% and 29% of the Company's consolidated sales in each of those years, respectively. The Company had export sales of $19.8 million, $16.9 million and $15.4 million in fiscal 1997, 1996 and 1995, respectively, representing 11%, 11% and 15% of the Company's consolidated sales in each of those years, respectively. The risk and profitability attendant to these sales are generally comparable to similar products sold in the United States. Sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 13 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on pages 22-23 and is incorporated herein by reference.




ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                                    Owned or
       Location                         Use of Premises                              Leased        Sq. Ft
       --------                         ---------------                              ------        ------
Liberty Corner, New Jersey              Executive Offices                            Leased        10,000

SPECIALTY FASTENER
PRODUCTS SEGMENT
----------------

Saltsburg, Pennsylvania                 Breeze Industrial offices and
                                        manufacturing plant                          Owned        100,000

Mountainside, New Jersey                Palnut offices and manufacturing
                                        plant                                        Owned        142,000

Irvington, New Jersey                   Industrial Retaining Ring
                                        manufacturing plant                          Owned         37,000

Somerset, New Jersey                    Seeger, Inc. offices
                                        and manufacturing plant                     Leased        104,000

Konigstein, Germany                     Seeger Group offices and
                                        Seeger-Orbis manufacturing plant             Owned        149,000

Eichen, Germany                         Seeger-Orbis manufacturing plant             Owned         51,000

Bingley, England                        Anderton offices and manufacturing plant     Owned        124,000

Sao Paulo, Brazil                       Seeger Reno offices and
                                        manufacturing plant                          Owned         85,000

Frittlingen, Germany                    Pebra offices and
                                        manufacturing plant                          Owned         30,000

RESCUE HOIST AND CARGO
HOOK PRODUCTS SEGMENT

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

ITEM 3.  LEGAL PROCEEDINGS

        The information required has been included in Note 11 of Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report on page 21 and is incorporated herein by reference.


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

                                                       High                 Low
                                                       ----                 ---
         Fiscal 1996
             First Quarter                           $ 13-1/2           $  10-3/4
             Second Quarter                            14-7/8              12
             Third Quarter                             15-1/8              11-7/8
             Fourth Quarter                            15                  12-1/2

         Fiscal 1997
             First Quarter                           $ 19-3/4           $  14-7/8
             Second Quarter                            18-5/8              17-3/8
             Third Quarter                             19-7/8              18
             Fourth Quarter                            22-7/8              19-5/8

         Fiscal 1998
             First Quarter                           $ 21-3/8           $  20
             (through May 30, 1997)

        As of May 30, 1997, the number of stockholders of record of the Common Stock was 2,173. On May 30, 1997 the closing sales price of the Common Stock was $20.

        The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.065 per share on June 1, September 1 and December 1, 1995, March 1, June 1, September 1 and December 1, 1996 and March 1, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required has been included in the Company's 1997 Annual Report on page 1 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required has been included in the Company's 1997 Annual Report on pages 25-30 and is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements: The information required has been included in the Company's 1997 Annual Report on pages 9-24 and is incorporated herein by reference.

        Quarterly Financial Data: The information required has been included in
        Note 14 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report on page 23 and is incorporated herein by reference.

        Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 1997, 1996 and 1995.

                  Schedules required by Article 5 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the financial statements of TransTechnology Corporation as of March 31, 1997 and 1996, and for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated May 12, 1997; such financial statements and report are included in your 1997 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 12, 1997

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements in U.S.-Dollars referred to above present fairly, in all material respects, the financial position of The New Seeger Group as of March 31, 1996, and the results of their operations and their cash flows for the period July 1, 1995 through March 31, 1996, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN
Wirtschaftsprufungsgesellschaft
Steuerberatungsgesellschaft mbH

/s/ Laupenmuhlen                                           /s/ Kugler
Laupenmuhlen                                                     Kugler
Wirtschaftsprufer                                          Wirtschaftsprufer
(certified auditor)                                        (certified auditor)

Eschborn/Frankfurt/M.
May 28, 1996

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                       FOR YEARS ENDED MARCH 31, 1997, 1996 AND 1995 (IN THOUSANDS)

                             BALANCE AT          CHARGED TO         CHARGED TO                             BALANCE
                             BEGINNING OF        COSTS AND          OTHER                                  AT END
DESCRIPTION                  PERIOD              EXPENSES           ACCOUNTS            DEDUCTIONS         OF PERIOD
-----------                  ------              --------           --------            ----------         ---------
1997

Allowances for
doubtful accounts
and sales returns               $735              $139                $246                $532                $588

1996

Allowances for
doubtful accounts
and sales returns               $103              $468                $382 (A)            $218 (A)            $735

1995

Allowances for
doubtful accounts
and sales returns               $271              $ 65                $ 23                $256                $103


(A) Amount represents balance acquired from Seeger acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1997 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1997 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1997 and is incorporated herein by reference.

         For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1997 and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of the Annual Report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at March 31, 1997 and March 31,
                  1996

                  Statements of Consolidated Operations for the years ended March 31, 1997, 1996 and 1995

                  Statements of Consolidated Cash Flows for the years ended March 31, 1997, 1996 and 1995

                  Statements of Consolidated Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules:

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1997, 1996 and 1995

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the fiscal year ended March 31, 1997.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 23, 1997

                                              TRANSTECHNOLOGY CORPORATION




                                              By:  /s/Michael J. Berthelot
                                                   ----------------------------
                                                   Michael J. Berthelot,
                                                   Chairman of the Board
                                                   and Chief Executive Officer

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

   Signature                                   Title                                                            Date
   ---------                                   -----                                                            ----
/s/Michael J. Berthelot                     Chairman of the Board                                         June 23, 1997
-----------------------------------         and Chief Executive Officer
MICHAEL J. BERTHELOT                        (Principal Executive Officer)



/s/Patrick K. Bolger                        President, Chief Operating Officer                            June 23, 1997
-----------------------------------         and Director
PATRICK K. BOLGER


/s/Joseph F. Spanier                        Vice President, Chief Financial Officer                       June 23, 1997
-----------------------------------         and Treasurer
JOSEPH F. SPANIER                           (Principal Financial and Accounting Officer)



/s/Walter Belleville                        Director                                                      June 17, 1997
-----------------------------------
WALTER BELLEVILLE


/s/Gideon Argov                             Director                                                      June 23, 1997
-----------------------------------
GIDEON ARGOV


/s/Thomas V. Chema                          Director                                                      June 23, 1997
-----------------------------------
THOMAS V. CHEMA


/s/James A. Lawrence                        Director                                                      June 23, 1997
-----------------------------------
JAMES A. LAWRENCE


/s/Michel Glouchevitch                      Director                                                      June 18, 1997
-----------------------------------
MICHEL GLOUCHEVITCH

                                INDEX TO EXHIBITS

                                                                                                                 Page
                                                                                                            Sequentially
                                                                                                              Numbered
                                                                                                              --------
3.1      Certificate of Incorporation of the Company.(1)                                                        --

3.2      Bylaws of the Company.(8)                                                                              --

10.1     1996 - 1998 Incentive Compensation Plan of the Company.                                                --

10.2     Amended and Restated 1992 Long Term Incentive Plan of the Company. (2)                                 --

10.3     Form of Incentive Stock Option Agreement.(2)                                                           --

10.4     Form of Director Stock Option Agreement.(3)                                                            --

10.5     Form of Restricted Stock Award Agreement used under the Company's Amended and
         Restated 1992 Long Term Incentive Plan.(4)                                                             --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(5)                                                                         --

10.7     Executive Life Insurance Plan.(6)                                                                      --

10.8     Revolving Credit and Loan Agreement dated as of June 30, 1995 between the
         Company and the First National Bank of Boston.(7)                                                      --

10.9     First Amendment to the Revolving Credit and Loan Agreement dated as of August 29, 1995
         between the Company and the First National Bank of Boston.(8)                                          --

10.10    Second Amendment to the Revolving Credit and Loan Agreement dated as of October 27, 1995
         between the Company and the First National Bank of Boston.(8)                                          --

10.11    Third Amendment to the Revolving Credit and Loan Agreement dated as of March 29, 1996
         between the Company and the First National Bank of Boston.(8)                                          --

10.12    Fourth Amendment to the Revolving Credit and Loan Agreement dated as of December 31, 1996
         between the Company and the First National Bank of Boston.                                             --

10.13    Fifth Amendment to the Revolving Credit and Loan Agreement dated as of March 31, 1997
         between the Company and the First National Bank of Boston.(9)                                          --

10.14    Form of Executive Severance Agreement with Officers of the Company.                                    --

10.15    Form of Executive Severance Agreement with Subsidiary Presidents.                                      --

10.16    Form of Executive Severance Agreement with Division Presidents.                                        --

10.17    Form of Executive Severance Agreement with Overseas Subsidiary Managing Directors.                     --

13       The Company's 1997 Annual Report.                                                                      --

21       List of Subsidiaries of the Company.                                                                   --

23       Independent Auditors' Consent.                                                                         --

27       Financial Data Schedule.                                                                               --

----------------------

(1)      Incorporated by reference from the Company's Form 8-A Registration
         Statement No. 2-85599 dated February 9, 1987.                                                           --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 33-87800 dated December 22, 1994.                                                          --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                               --

(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                               --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1987.                                                               --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1989.                                                               --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                                 --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1996.                                                               --

(9)      Incorporated by reference from the Company's Report on Form 8-K filed
         on April 29, 1997.                                                                                      --