Form 10-Q
period 1997-06-29
TRANSTECHNOLOGY CORP
filed 1997-08-12
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

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


                                    Delaware
                         (State or other jurisdiction of
                         incorporation or organization)
                                 150 Allen Road
                           Liberty Corner, New Jersey
                    (Address of principal executive offices)

                                   95-4062211
                                (I.R.S. employer
                               identification no.)
                                      07938
                                   (Zip Code)

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

                              Yes    X         No


                 As of August 5, 1997, the total number of outstanding shares of registrant's one class of common stock was 5,037,089.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX

PART I.   Financial Information                                                   Page No.
  Item 1.             Financial Statements.........................................  2
  -------

                      Statements of Consolidated Operations--
                      Three Month Periods Ended June 29, 1997
                      and June 30, 1996............................................  3

                      Consolidated Balance Sheets--
                      June 29, 1997 and March 31, 1997.............................  4

                      Statements of Consolidated Cash Flows--
                      Three Months Ended June 29, 1997 and
                      June 30, 1996................................................  5

                      Statements of Consolidated Stockholders' Equity--
                      Three Months Ended June 29, 1997 ............................  6

                      Notes to Consolidated Financial Statements............... 7 - 10


  Item 2.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .....................11 - 15


PART II.    Other Information

  Item 6.             Exhibits and Reports on Form 8-K............................. 16
  -------

SIGNATURES......................................................................... 16

EXHIBIT 11......................................................................... 17

EXHIBIT 27......................................................................... 18

                          PART I. FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended June 29, 1997 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1997.




                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)

                                                      THREE MONTHS ENDED
                                               --------------------------------
                                               JUNE 29, 1997      JUNE 30, 1996
                                               -------------      -------------
Net Sales                                       $    49,923        $    44,640
Cost of sales                                        34,575             30,939
                                                -----------        -----------
Gross profit                                         15,348             13,701
                                                -----------        -----------

General, administrative
   and selling expenses                               9,571              8,561
Interest expense                                      1,976              1,810
Interest income                                        (243)              (269)
Other income                                             (3)               (17)
                                                -----------        -----------

Income from continuing operations
   before income taxes                                4,047              3,616

Income taxes                                          1,680              1,519
                                                -----------        -----------

Income from continuing operations                     2,367              2,097

Discontinued operations:

Loss from disposal (net of applicable
tax benefit of $72 and $189 for the three
   months ended June 29, 1997
   and June 30, 1996, respectively)                    (102)              (269)
                                                -----------        -----------

   Net income                                   $     2,265        $     1,828
                                                ===========        ===========

Earnings per share:  (Note 1)
   Income from continuing operations            $      0.46        $      0.41
   Loss from discontinued operations                  (0.02)             (0.05)
                                                -----------        -----------

   Net income                                   $      0.44        $      0.36
                                                ===========        ===========

Number of shares used in computation
   of per share information                       5,186,000          5,104,000


See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

                                                                            UNAUDITED
                                                                          JUNE 29, 1997    MARCH 31, 1997
                                                                          -------------    --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                 $   2,298        $   3,540
 Accounts receivable (net of allowance for doubtful accounts
  of $548 at June 29, 1997 and $588 at March 31, 1997)                        32,372           28,392
 Notes receivable                                                              3,749            1,838
 Inventories                                                                  50,928           50,677
 Prepaid expenses and other current assets                                     1,703            1,028
 Deferred income taxes                                                         4,212            4,293
 Assets held for sale                                                          7,205            7,617
                                                                           ---------        ---------
  Total current assets                                                       102,467           97,385
                                                                           ---------        ---------

Property, Plant and Equipment                                                 89,658           82,207
 Less accumulated depreciation and amortization                               25,145           23,594
                                                                           ---------        ---------
  Property, Plant and Equipment - net                                         64,513           58,613
                                                                           ---------        ---------

Other assets:
 Notes receivable                                                              8,988           11,125
 Costs in excess of net assets of acquired businesses
  (net of accumulated amortization:
  June 29, 1997, $4,153;  March 31, 1997, $3,869)                             46,194           18,878
 Other                                                                        12,515           13,135
                                                                           ---------        ---------
  Total other assets                                                          67,697           43,138
                                                                           ---------        ---------
  Total                                                                    $ 234,677        $ 199,136
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                         $  10,004        $   5,907
 Accounts payable-trade                                                        9,832           11,050
 Accrued compensation                                                          4,525            6,845
 Accrued income taxes                                                          2,333            1,632
 Other current liabilities                                                    16,309           12,844
                                                                           ---------        ---------
  Total current liabilities                                                   43,003           38,278
                                                                           ---------        ---------
Long-term debt payable to banks and others                                    95,378           67,516
                                                                           ---------        ---------
Other long-term liabilities                                                   17,156           15,898
                                                                           ---------        ---------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                       --               --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,319,759 at June 29, 1997, and 5,316,971 at March 31, 1997              54               53
 Additional paid-in capital                                                   46,800           46,745
 Retained earnings                                                            38,876           36,937
 Other stockholders' equity                                                   (2,602)          (2,352)
                                                                           ---------        ---------
                                                                              83,128           81,383

 Less treasury stock, at cost - (291,719 shares at  June 29,
  1997 and 289,237 at March 31, 1997)                                         (3,988)          (3,939)
                                                                           ---------        ---------
  Total stockholders' equity                                                  79,140           77,444
                                                                           ---------        ---------
  Total                                                                    $ 234,677        $ 199,136
                                                                           =========        =========


See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                THREE MONTHS ENDED
                                                                           -----------------------------
                                                                           JUNE 29, 1997   JUNE 30, 1996
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  2,265        $  1,828

Adjustments to reconcile net income to net cash provided by operating activities:

 Depreciation and amortization                                                   2,152           1,920
 Provision for losses on accounts receivable                                        23              52
 Loss on sale or disposal of fixed assets and discontinued
  businesses                                                                         5              38
 Change in assets and liabilities net of acquisitions and dispositions:
  (Increase) decrease in accounts receivable                                       (60)          2,146
  Decrease in inventories                                                        1,475             988
  Decrease in assets held for sale                                                 412             865
  Increase in other assets                                                        (325)         (3,909)
  Decrease in accounts payable                                                  (3,356)         (2,361)
  Decrease in accrued compensation                                              (2,320)         (1,663)
  Increase in income tax payable                                                   701             770
  Increase in other liabilities                                                  1,324           2,645
                                                                              --------        --------
 Net cash provided by operating activities                                       2,296           3,319
                                                                              --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                     (33,929)         (3,344)
Capital expenditures                                                            (1,748)         (1,307)
Proceeds from sale of fixed assets and discontinued business                       261           1,987
Decrease in notes receivable                                                       226             235
                                                                              --------        --------

   Net cash used in investing activities                                       (35,190)         (2,429)
                                                                              --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                              45,500           8,431
Payments on long-term debt                                                     (13,541)        (10,200)
Proceeds from issuance of stock under stock option plan                             56             179
Dividends paid                                                                    (326)           (332)
                                                                              --------        --------

   Net cash provided by (used in) financing activities                          31,689          (1,922)
                                                                              --------        --------

Effect of exchange rate changes on cash                                            (37)           --
Decrease in cash and cash equivalents                                           (1,242)         (1,032)
Cash and cash equivalents at beginning of period                                 3,540           2,362
                                                                              --------        --------

Cash and cash equivalents at end of period                                    $  2,298        $  1,330
                                                                              ========        ========

Supplemental Information:
Interest payments                                                             $  1,145        $  1,342
Income tax payments                                                           $    115        $    337
-------------------------



See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                     COMMON STOCK            TREASURY STOCK        ADDITIONAL                 OTHER
FOR THE QUARTER                   ------------------     ---------------------      PAID-IN     RETAINED   STOCKHOLDERS'
 ENDED JUNE 29, 1997               SHARES     AMOUNT      SHARES       AMOUNT       CAPITAL     EARNINGS      EQUITY         TOTAL
--------------------              ---------   ------     --------      -------      -------     --------      -------      --------
Balance, March 31, 1997           5,316,971     $53     (289,237)     $(3,939)     $46,745     $ 36,937      $(2,352)     $ 77,444

Net Income                             --        --         --           --           --          2,265         --           2,265

Cash dividends
   ($.065 per share)                   --        --         --           --           --           (326)        --            (326)

Unrealized investment
   holding losses                      --        --         --           --           --           --            (40)          (40)

Effects of stock under
   incentive bonus plan - net         2,788       1       (2,482)         (49)          55         --            (17)          (10)

Foreign translation
   adjustments                         --        --         --           --           --           --           (193)         (193)
                                  ---------     ---     --------      -------      -------     --------      -------      --------

Balance, June 29, 1997            5,319,759     $54     (291,719)     $(3,988)     $46,800     $ 38,876      $(2,602)     $ 79,140
                                  =========     ===     ========      =======      =======     ========      =======      ========


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

         Calculation of earnings per share for the period ended June 29, 1997 includes common stock equivalents of approximately 159,000 shares relating to stock options.


NOTE 2.           Inventories:

         Inventories are summarized as follows:

                         June 29, 1997           March 31, 1997
                        ---------------         ----------------

Finished goods             $22,003                 $21,897
Work-in-process             10,131                  10,335

Purchased and
manufactured parts          18,794                  18,445
                           -------                 -------
   Total inventories       $50,928                 $50,677
                           =======                 =======

NOTE 3.           Long-Term Debt Payable to Banks and Others

         Long-term debt payable, including current maturities, at June 29, 1997 and March 31, 1997 consisted of the following:

                                        June 29, 1997  March 31, 1997
                                        -------------  --------------
Credit agreement        --    5.15%       $  2,441          --
Credit agreement        --    7.58%           --        $ 22,825
Credit agreement        --  7.8125%         10,000          --
Credit agreement        --    8.72%          5,320          --
Credit agreement        --       9%          2,200          --
Term loan               --    6.57%          7,451          --
Term loan               --     7.5%           --          25,289
Term loan               --  7.6875%            600          --
Term loan               --  7.8125%         45,800          --
Term loan               --    8.72%          6,325          --
Term loan               --  9.0625%         24,000          --
Term loan               --    9.79%            500        24,500
Other                                          745           809
                                          --------      --------
                                           105,382        73,423
Less current maturities                     10,004         5,907
                                          --------      --------

         Total                            $ 95,378      $ 67,516
                                          ========      ========

         Credit Agreement
         On June 29, 1997 the Company's debt consisted of $12.2 million of borrowings under a revolving credit line ("the Revolver"), $7.8 million of borrowings under international lines of credit ("the International Lines of Credit"), a $60.2 million term loan ("Term Loan A"), a $24.5 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at June 29, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

         On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

         The $60.2 million and $24.5 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending banks prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on Term Loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term Loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At June 29, 1997, $79.8 million of the Company's outstanding borrowings utilized LIBOR.

         Additionally, the credit facility limits capital expenditures to $9 million annually and contains other customary financial covenants including a limit on the Company's ability to pay dividends to 25% of net income.

         Other
         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

         Debt Maturities

                    June 30,
                    --------
                      1998  (current)        $ 10,004
                      1999                     12,524
                      2000                     13,980
                      2001                     43,859
                      2002                     25,015
                                             --------
                           Total             $105,382
                                             ========

NOTE 4.  Discontinued Operations

         After-tax costs of $0.1 million were recorded in the first quarter of 1998, in connection with previously discontinued and sold businesses. These costs represent adjustments to previous estimates related primarily to environmental and legal matters.

Assets held for sale at June 29, 1997 and March 31, 1997 were as follows:

                                    June 29, 1997            March 31, 1997
                                   ---------------          ----------------
             Inventory                  $   427                  $   429
             Property                     6,611                    6,577
             Other assets                   167                      611
                                        -------                  -------

             Assets held for sale       $ 7,205                  $ 7,617
                                        =======                  =======


NOTE 5.  Acquisitions

         On June 18, 1996 the Company acquired the Pebra hose clamp business from Pebra GmbH Paul Braun i.K. for approximately $3 million in cash plus direct acquisition costs. Pebra is located in Frittlingen, Germany, and manufactures heavy duty hose clamps primarily for use in the manufacture of heavy trucks in Europe.

         On April 17, 1997 the Company acquired all of the outstanding stock of TCR Corporation for $32.6 million in cash plus direct acquisition costs and other contingent consideration. TCR Corporation, located in Minneapolis, Minnesota, produces externally threaded fasteners and related products for the automotive, heavy vehicle, marine and industrial markets.


NOTE 6.  New Accounting Standard

         In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This statement is effective for the Company's financial year ending March 31, 1998. The Company believes that the effect of implementing this standard will result in a basic earnings per share amount which will not be materially different from primary earnings per share as currently reported.


NOTE 7.  Reclassifications

         Certain reclassifications have been made to the prior year to conform to the 1998 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended June 29, 1997 for fiscal year 1998 and the three-month period ended June 30, 1996 for fiscal year 1997. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Sales from continuing operations for the three-month period in 1998 were $49.9 million, a $5.3 million or 12% increase from the comparable period in 1997. Gross profit was $15.3 million for the three-month period in 1998, up $1.6 million or 12% from the comparable period in 1997. Operating profit from continuing operations for the three-month period in 1998 was $8.1 million, an increase of $0.4 million or 6% from the comparable period in 1997. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the three-month period in 1998 was $2.3 million or $.44 per share, compared to $1.8 million or $.36 per share for the comparable period of 1997. As further discussed below, the increased earnings performance in 1998 resulted primarily from the inclusion of TCR Corporation operations in the three-month 1998 period.

Interest expense increased $0.2 million for the three-month period in 1998, primarily as a result of increased bank borrowings used for the acquisition of TCR Corporation on April 17, 1997.

New orders received during the three-month period in 1998 totaled $51.8 million, an increase of $7 million or 16% from 1997's comparable period. At June 29, 1997, total backlog of unfilled orders was $73.7 million compared to $59.2 million at June 30, 1996.


DISCONTINUED OPERATIONS

After-tax costs of $0.1 million were recorded in the first quarter of 1998, in connection with previously discontinued and sold businesses. These costs represent adjustments to previous estimates related primarily to environmental and legal matters.

ACQUISITIONS

On April 17, 1997 the Company acquired all of the outstanding stock of TCR Corporation for $32.6 million in cash plus direct acquisition costs and other contingent consideration. TCR Corporation, located in Minneapolis, Minnesota, produces externally threaded fasteners and related products for the automotive, heavy vehicle, marine and industrial markets.


NEW ACCOUNTING STANDARD

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This statement is effective for the Company's fiscal year ending March 31, 1998. The Company believes that the effect of implementing this standard will result in a basic earnings per share amount which will not be materially different from primary earnings per share as currently reported.

FINANCIAL SUMMARY BY PRODUCT SEGMENT
(In Thousands of Dollars)

                                                 THREE MONTHS ENDED                NET CHANGE
                                           -----------------------------     --------------------
                                           June 29, 1997   June 30, 1996        $             %
                                           -------------   -------------     -------      -------
Sales:

  Specialty fastener products                $ 41,155        $ 35,499        $ 5,656         16
  Rescue hoist and cargo hook products          8,768           9,141           (373)        (4)
                                             --------        --------        -------
              Total                          $ 49,923        $ 44,640        $ 5,283         12
                                             ========        ========        =======

Operating profit:

  Specialty fastener products                $  6,092        $  5,702        $   390          7
  Rescue hoist and cargo hook products          1,979           1,923             56          3
                                             --------        --------        -------
              Total                          $  8,071        $  7,625        $   446          6


Corporate expense                              (2,255)         (2,439)           184          8

Corporate interest and other income               207             240            (33)       (14)

Interest expense                               (1,976)         (1,810)          (166)        (9)
                                             --------        --------        -------

Income from continuing
  operations before
  income taxes                               $  4,047        $  3,616        $   431         12
                                             ========        ========        =======

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $41.2 million for the three-month period in 1998, an increase of $5.7 million, or 16% from the same period in 1997. The increase in sales was primarily due to the inclusion of TCR Corporation and Pebra for the 1998 three-month period and increased gear-driven fastener demand to the heavy-duty truck market, offset by a decrease in domestic and European retaining ring sales due to the consolidation of the marketing and customer service operations of the domestic businesses, and the stronger dollar versus Deutsche Mark for the European businesses.

Operating profit for the three-month period in 1998 was $6.1 million, an increase of $0.4 million or 7% from the comparable period of 1997. The increase was primarily due to the inclusion of TCR Corporation and Pebra for the 1998 three-month period and increased sales volume of gear-driven fasteners, offset by the decrease in domestic and European retaining ring sales and the stronger dollar versus Deutsche Mark, mentioned above.

New orders for the three-month period in 1998 increased $6.4 million or 18% from the comparable period in 1997, primarily due to the inclusion of operations of TCR Corporation and Pebra for the 1998 three-month period. Backlog of unfilled orders at June 29, 1997 was $40.7 million, compared to $28.9 million at June 30, 1996.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $8.8 million for the three-month period in 1998, down $0.4 million or 4% from the comparable period in 1997. The decrease was primarily due to the timing of customers placing new orders.

Operating profit for the three-month period in 1998 was $2.0 million, an increase of $0.1 million or 3% from the comparable period in 1997. The primary factors contributing to the increase in the segment's operating profit in the 1998 three-month period were the product sales mix and a slight decrease in engineering expense during the quarter.

New orders increased for the three-month period in 1998 by $0.6 million or 7% from the comparable period in 1997 primarily due to customer timing and placement of new orders. Backlog of unfilled orders at June 29, 1997 was $33 million, compared to $30.4 million at June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 57% as of June 29, 1997, compared to 49% as of March 31, 1997. The current ratio at June 29, 1997, stood at 2.38 compared to 2.54 at March 31, 1997. Working Capital was $59.5 million at June 29, 1997, up $0.4 million from March 31, 1997.

On June 29, 1997 the Company's debt consisted of $12.2 million of borrowings under a revolving credit line ("the Revolver"), $7.8 million of borrowings under international lines of credit ("the International Lines of Credit"), a $60.2 million term loan ("Term Loan A"), a $24.5 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at June 29, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

The $60.2 million and $24.5 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending banks prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on Term Loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term Loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At June 29, 1997, $79.8 million of the Company's outstanding borrowings utilized LIBOR.

Additionally, the credit facility limits capital expenditures to $9 million annually and contains other customary financial covenants including a limit on the Company's ability to pay dividends to 25% of net income.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the three-month period in 1998 were $1.7 million as compared with $1.3 million in the comparable period in 1997.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        11     Statement of Computation of Per Share Earnings

        27      Financial Data Schedule


(b) A report on Form 8-K was filed on April 29, 1997 to report the Company's April 17, 1997 acquisition of all of the outstanding stock of TCR Corporation. This report on Form 8-K was amended by the filing of a report on Form 8-K/A dated June 27, 1997.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)



Dated:  August 11, 1997             By:     /s/ Joseph F. Spanier
                                        ---------------------------------------
                                        JOSEPH F. SPANIER, Vice President,
                                        Treasurer and Chief Financial Officer*


*        On behalf of the Registrant and as Principal Financial and Accounting
         Officer.