Form 10-Q
period 1997-09-28
TRANSTECHNOLOGY CORP
filed 1997-11-12
CIK 99359

                                    FORM 10-Q

                                 ---------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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

                                Yes   X        No


                  As of November 5, 1997, the total number of outstanding shares of registrant's one class of common stock was 5,099,759.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX

PART I.   Financial Information                                         Page No.
          ---------------------                                         --------

  Item 1.      Financial Statements........................................  2

               Statements of Consolidated Operations--
               Three and Six Month Periods Ended September 28, 1997
               and September 29, 1996......................................  3

               Consolidated Balance Sheets--
               September 28, 1997 and March 31, 1997.......................  4

               Statements of Consolidated Cash Flows--
               Six Months Ended September 28, 1997 and
               September 29, 1996..........................................  5

               Statements of Consolidated Stockholders' Equity--
               Six Months Ended September 28, 1997.........................  6

               Notes to Consolidated Financial Statements.................. 7-11


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ........................12-18


PART II.    Other Information

  Item 4.      Submission of Matters to a Vote of Security Holders......... 19

  Item 6.      Exhibits and Reports on Form 8-K............................ 19

SIGNATURES................................................................. 20

EXHIBIT 11................................................................. 21

EXHIBIT 27................................................................. 22

                          PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 28, 1997 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1997.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)



                                                      THREE MONTHS ENDED                             SIX MONTHS ENDED
                                              -----------------------------------------    -----------------------------------------
                                              SEPTEMBER 28, 1997     SEPTEMBER 29, 1996    SEPTEMBER 28, 1997     SEPTEMBER 29, 1996
                                              ------------------     ------------------    ------------------     ------------------

Net sales                                         $    50,013           $    43,580           $    99,936           $    88,220
Cost of sales                                          34,080                31,084                68,655                62,023
                                              ------------------     ------------------    ------------------     ------------------
Gross profit                                           15,933                12,496                31,281                26,197
                                              ------------------     ------------------    ------------------     ------------------
General, administrative
   and selling expenses                                10,278                 8,106                19,849                16,667
Interest expense                                        2,184                 1,814                 4,160                 3,624
Interest income                                          (323)                 (283)                 (566)                 (552)
Other income                                             (217)                 (204)                 (220)                 (221)
                                              ------------------     ------------------    ------------------     ------------------

Income from continuing operations
   before income taxes                                  4,011                 3,063                 8,058                 6,679

Income taxes                                            1,624                 1,336                 3,304                 2,855
                                              ------------------     ------------------    ------------------     ------------------

Income from continuing operations                       2,387                 1,727                 4,754                 3,824

Discontinued operations:

Loss from disposal (net of applicable
   tax benefits of $93 and $165 for the
   three and six months ended 9/28/97,
   respectively, and $157 and $344
   for the three and six months ended
   9/29/96, respectively)                                (125)                 (206)                 (227)                 (475)
                                              ------------------     ------------------    ------------------     ------------------

   Net income                                     $     2,262           $     1,521           $     4,527           $     3,349
                                              ==================     ==================    ==================     ==================

Earnings per Share:  (Note 1)
   Income from continuing operations              $      0.45           $      0.34           $      0.91           $      0.75
   Loss from discontinued operations                    (0.02)                (0.04)                (0.04)                (0.09)
                                              ------------------     ------------------    ------------------     ------------------
   Net income                                     $      0.43           $      0.30           $      0.87           $      0.66
                                              ==================     ==================    ==================     ==================
Number of shares used in computation
   of per share information                         5,289,000 (a)         5,100,000             5,231,000 (a)         5,102,000



See accompanying notes to unaudited consolidated financial statements.


(a) The quarter and six month period ended September 28, 1997, weighted average shares outstanding includes common stock equivalents of approximately 206,000 shares and 183,000 shares, respectively, related to stock options.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

                                                                          UNAUDITED
                                                                       SEPTEMBER 28, 1997     MARCH 31, 1997
                                                                       ------------------     --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                $   2,191             $   3,540
 Accounts receivable (net of allowance for doubtful accounts
  of $725 at September 28, 1997 and $588 at March 31, 1997)                  33,105                28,392
 Notes receivable                                                             3,631                 1,838
 Inventories                                                                 50,034                50,677
 Prepaid expenses and other current assets                                    1,191                 1,028
 Deferred income taxes                                                        4,189                 4,293
 Assets held for sale                                                         7,052                 7,617
                                                                       ------------------     --------------
  Total current assets                                                      101,393                97,385
                                                                       ------------------     --------------

Property, Plant and Equipment                                                90,695                82,207
 Less accumulated depreciation and amortization                              26,572                23,594
                                                                       ------------------     --------------
  Property, Plant and Equipment - net                                        64,123                58,613
                                                                       ------------------     --------------

Other assets:
 Notes receivable                                                             8,504                11,125
 Costs in excess of net assets of acquired businesses (net of accumulated amortization:
  September 28, 1997, $4,493;  March 31, 1997, $3,869)                       45,824                18,878
 Other                                                                       11,119                13,135
                                                                       ------------------     --------------
  Total other assets                                                         65,447                43,138
                                                                       ------------------     --------------
  Total                                                                   $ 230,963             $ 199,136
                                                                       ==================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                        $  10,671             $   5,907
 Accounts payable-trade                                                      12,585                11,050
 Accrued compensation                                                         5,666                 6,845
 Accrued income taxes                                                         1,407                 1,632
 Other current liabilities                                                   15,571                12,844
                                                                       ------------------     --------------
  Total current liabilities                                                  45,900                38,278
                                                                       ------------------     --------------
Long-term debt payable to banks and others                                   86,242                67,516
                                                                       ------------------     --------------
Other long-term liabilities                                                  17,056                15,898
                                                                       ------------------     --------------
Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                        --                    --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 5,391,478 at September 28, 1997, and 5,316,971 at
  March 31, 1997                                                                 54                    53
 Additional paid-in capital                                                  47,634                46,745
 Retained earnings                                                           40,806                36,937
 Other stockholders' equity                                                  (2,741)               (2,352)
                                                                       ------------------     --------------
                                                                             85,753                81,383
 Less treasury stock, at cost - (291,719 shares at
  September 28, 1997 and 289,237
  at March 31, 1997)                                                         (3,988)               (3,939)
                                                                       ------------------     --------------
  Total stockholders' equity                                                 81,765                77,444
                                                                       ------------------     --------------
  Total                                                                   $ 230,963             $ 199,136
                                                                       ==================     ==============


See accompanying notes to unaudited consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   UNAUDITED
                           (In Thousands of Dollars)


                                                                               SIX MONTHS ENDED
                                                                   ----------------------------------------
                                                                   SEPTEMBER 28, 1997    SEPTEMBER 29, 1996
                                                                   ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  4,527             $  3,349

Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                             4,359                3,834
 Provision for losses on notes and accounts receivable                       317                   53
 Loss (gain) on sale or disposal of fixed assets and
  discontinued  businesses                                                    77                   (8)
 Change in assets and liabilities net of acquisitions
  and dispositions:
  (Increase) decrease in accounts receivable                                (837)               2,412
  Decrease in inventories                                                  2,369                1,107
  Decrease in assets held for sale                                           565                  926
  Decrease (increase) in other assets                                         86               (4,530)
  Decrease in accounts payable                                              (603)              (4,005)
  Decrease in accrued compensation                                        (1,179)              (1,293)
  (Decrease) increase in income tax payable                                 (225)                 628
  (Decrease) increase in other liabilities                                  (434)               3,154
                                                                        --------             --------
 Net cash provided by operating activities                                 9,022                5,627
                                                                        --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                               (33,929)              (3,219)
Capital expenditures                                                      (3,247)              (2,545)
Proceeds from sale of fixed assets and discontinued business                 283                2,118
Decrease in notes receivable                                                 828                  458
                                                                        --------             --------
 Net cash used in investing activities                                   (36,065)              (3,188)
                                                                        --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                        53,033               20,336
Payments on long-term debt                                               (29,543)             (20,414)
Proceeds from forward exchange rate contracts                              2,036                   --
Proceeds from issuance of stock under stock option plan                      889                  311
Stock repurchases                                                             --               (1,625)
Dividends paid                                                              (658)                (665)
                                                                        --------             --------
 Net cash provided by (used in) financing activities                      25,757               (2,057)
                                                                        --------             --------

Effect of exchange rate changes on cash                                      (63)                 (49)
(Decrease) increase in cash and cash equivalents                          (1,349)                 333
Cash and cash equivalents at beginning of period                           3,540                2,362
                                                                        --------             --------
Cash and cash equivalents at end of period                              $  2,191             $  2,695
                                                                        ========             ========

Supplemental Information:
Interest payments                                                       $  3,060             $  2,498
Income tax payments                                                     $  2,227             $  1,682


See accompanying notes to unaudited consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   UNAUDITED
                  (In Thousands of Dollars Except Share Data)



                                                                                      ADDITIONAL               OTHER
FOR THE SIX MONTHS                           COMMON STOCK         TREASURY STOCK       PAID-IN    RETAINED  STOCKHOLDERS'
ENDED SEPTEMBER 28, 1997                   SHARES     AMOUNT    SHARES      AMOUNT     CAPITAL    EARNINGS     EQUITY        TOTAL
------------------------                   ------     ------    ------      ------     -------    --------     ------        -----

Balance, March 31, 1997                   5,316,971    $53    (289,237)    $(3,939)    $46,745    $ 36,937     $(2,352)    $ 77,444

Net Income                                       --     --          --          --          --       4,527          --        4,527

Cash dividends
   ($.13 per share)                              --     --          --          --          --        (658)         --         (658)

Unrealized investment
   holding gains                                 --     --          --          --          --          --          50           50

Effects of stock under
   incentive bonus plan - net                74,507      1      (2,482)        (49)        889          --         (73)         768

Foreign translation
   adjustments                                   --     --          --          --          --          --        (366)        (366)
                                          ---------    ---    --------     -------     -------    --------     -------     --------

Balance, September 28, 1997               5,391,478    $54    (291,719)    $(3,988)    $47,634    $ 40,806     $(2,741)    $ 81,765
                                          =========    ===    ========     =======     =======    ========     =======     ========


See accompanying notes to unaudited consolidated financial statements.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           (In Thousands of Dollars)


NOTE 1.     Earnings Per Share:

      Earnings per share are based on the weighted average number of common stock and common stock equivalents (stock options) outstanding during each period. Calculation of earnings per share for the quarter and six month periods ended September 28, 1997 includes common stock equivalents of approximately 206,000 shares and 183,000 shares, respectively, relating to stock options. In computing earnings per share for the quarter and six month periods ended September 29, 1996 common stock equivalents were either anti-dilutive because of the market value of the stock or not material, and, therefore, have been excluded from the calculation.


NOTE 2.     Inventories:

      Inventories are summarized as follows:

                                   September 28,1997       March 31, 1997
                                  -------------------      -------------

          Finished goods             $    21,366             $ 21,897
          Work-in-process                 11,241               10,335

          Purchased and
          manufactured parts              17,427               18,445
                                  ----------------         -------------
             Total inventories       $    50,034             $ 50,677
                                  ================         =============

NOTE 3.     Long-Term Debt Payable to Banks and Others

      Long-term debt payable, including current maturities, consisted of the following:

                                            September 28, 1997   March 31, 1997
                                            ------------------   --------------

Credit agreement           --         5.2%        $ 1,990               --
Credit agreement           --        7.58%             --          $22,825
Credit agreement           --      7.6875%          6,000               --
Credit agreement           --        8.97%          6,068               --
Credit agreement           --           9%            800               --
Term loan                  --        6.57%          6,814               --
Term loan                  --         7.5%             --           25,289
Term loan                  --        7.75%         34,750               --
Term loan                  --      7.6875%          9,375               --
Term loan                  --        8.97%          5,561               --
Term loan                  --           9%            825               --
Term loan                  --        9.79%         24,000           24,500
Other                                                 730              809
                                                  -------          -------
                                                   96,913           73,423
Less current maturities                            10,671            5,907
                                                  -------          -------

Total                                             $86,242          $67,516
                                                  =======          =======

Credit Agreement

On September 28, 1997 the Company's debt consisted of $8.3 million of borrowings under a revolving credit line ("the Revolver"), $8.1 million of borrowings under international lines of credit ("the International Lines of Credit"), a $55.8 million term loan ("Term Loan A"), a $24 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at September 28, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

      The $55.8 million and $24 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending banks prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on Term Loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term Loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At September 28, 1997, $73.5 million of the Company's outstanding borrowings utilized LIBOR.

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

      Debt Maturities

                  September 28,
                  -------------
                      1998  (current)                 $ 10,671
                      1999                              12,844
                      2000                              14,818
                      2001                              36,716
                      2002                              21,864
                                                      --------
                             Total                    $ 96,913
                                                      ========

NOTE 4.     Discontinued Operations

      Through September 1997, the Company recorded an additional $0.2 million after-tax disposal loss related to previously discontinued businesses. This loss consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

Assets held for sale consisted of the following:

                                  September 28, 1997       March 31, 1997
                                  -------------------      --------------

         Inventory                  $         305          $          429
         Property                           6,611                   6,577
         Other assets                         136                     611
                                    -------------          --------------

         Assets held for sale       $       7,052          $        7,617
                                    =============          ==============

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

      The following summarizes TransTechnology Corporation's combined Proforma Revenue, Net Income and Earnings per Share information as if the acquisition of TCR Corporation had occurred at the beginning of the period presented. The Proforma results give effect to the amortization of goodwill and the effects on interest expense and taxes.

                                                        Six Months Ended
                                                       September 29, 1996
                                                       ------------------

                Net Sales                                    $ 99.9
                                                             ======

                Income from Continuing Operations            $  4.1
                                                             ======

                Net Income                                   $  3.7
                                                             ======

                Earnings per share                           $ 0.72
                                                             ======

      The above Proforma information does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of the period presented or subsequent to that date.

NOTE 6.     New Accounting Standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share and is effective for fiscal 1998. The Company believes that the effect of implementing this standard will not effect results differently than currently reported. In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company beginning in the fiscal year ending March 31, 1999. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, it will disclose differently than previously reported.


NOTE 7.     Reclassifications

      Certain reclassifications have been made to the prior year to conform to the 1998 presentation.


NOTE 8.     Subsequent Event

      On October 8, 1997, the Company filed a Registration Statement with respect to an underwritten public offering of 1.0 million new shares of its Common Stock, with an option granted to the underwriters to purchase an additional 165,000 shares. On November 6, 1997, the Company announced that the Registration Statement had been declared effective and that the offering was priced at $27.625 per share. The net proceeds to the Company from the offering will be used to repay indebtedness under the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 28, 1997 for fiscal year 1998 and the three and six month periods ended September 29, 1996 for fiscal year 1997. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Sales from continuing operations for the six month period in 1998 were $99.9 million, an increase of $11.7 million or 13% from the comparable period in 1997. For the three month period in 1998 sales were $50 million, a $6.4 million or 15% increase from the comparable period in 1997. As further discussed below, the increased sales performance for the six and three month periods in 1998 resulted primarily from the acquisition of TCR Corporation on April 17, 1997.

Gross profit for the six month period in 1998 increased $5.1 million or 19% from the comparable period in 1997. For the three month period in 1998, gross profit increased $3.4 million or 28%. Operating profit from continuing operations for the six month period in 1998 was $16.2 million, an increase of $2.1 million or 15% from the comparable period in 1997. For the three month period in 1998 operating profit from continuing operations was $8.1 million, an increase of $1.6 million or 26% from the comparable period in 1997. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the six month period in 1998 was $4.5 million or $0.87 per share, compared to $3.3 million or $0.66 per share, for the comparable period of 1997. The three month period in 1998 experienced net income of $2.3 million or $0.43 per share compared to $1.5 million or $0.30 per share for the year earlier period. As further discussed below, the increased earnings performance in 1998 resulted primarily from the inclusion of TCR Corporation operations in the six and three month periods, increased domestic fastener volume, and to a lesser extent, the Pebra acquisition in the six month period.

Interest expense increased $0.5 million and $0.4 million for the six month and three month periods in 1998, respectively. The increases were primarily the result of increased bank borrowings used for the acquisition of TCR Corporation.

New orders received during the six month period in 1998 totaled $101.2 million, an increase of $7.9 million or 8% from 1997's comparable period. For the three month period, new orders totaled $49.4 million, an increase of $0.9 million or 2% from last year's comparable period. At September 28, 1997, total backlog of unfilled orders was $73.2 million compared to $65.9 million at September 29, 1996.

DISCONTINUED OPERATIONS

Through September, 1997, the Company recorded an additional $0.2 million after-tax disposal loss related to other previously discontinued businesses. This loss consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

ACQUISITIONS

On April 17, 1997 the Company acquired all of the outstanding stock of TCR Corporation for $32.6 million in cash plus other contingent consideration. TCR Corporation, located in Minneapolis, Minnesota, produces externally threaded fasteners and related products for the automotive, heavy vehicle, marine and industrial markets.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS') No. 128 "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share and is effective for fiscal 1998. The Company believes that the effect of implementing this standard will not effect results differently than currently reported. In June 1997, the FASB issued SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which will be effective for the Company beginning in the fiscal year ending March 31, 1999. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company has not yet completed its analysis of which operating segments, if any, it will disclose differently than previously reported.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)



                                                         SIX MONTHS ENDED                          NET CHANGE
                                             ---------------------------------------     ----------------------------
                                             SEPTEMBER 28, 1997   SEPTEMBER 29, 1996           $                %
                                             ------------------   ------------------     ----------        ----------
Sales:

  Specialty fastener products                     $ 82,698             $ 71,106             $ 11,592           16
  Rescue hoist and cargo hook products              17,238               17,114                  124            1
                                                  --------             --------             --------

              Total                               $ 99,936             $ 88,220             $ 11,716           13
                                                  ========             ========             ========

Operating profit:

  Specialty fastener products                     $ 12,425             $ 10,772             $  1,653           15
  Rescue hoist and cargo hook products               3,745                3,305                  440           13
                                                  --------             --------             --------

              Total                               $ 16,170             $ 14,077             $  2,093           15


Corporate expense                                   (4,596)              (4,263)                (333)          (8)

Corporate interest and other income                    644                  489                  155           32

Interest expense                                    (4,160)              (3,624)                (536)         (15)
                                                  --------             --------             --------


Income from continuing
  operations before
  income taxes                                    $  8,058             $  6,679             $  1,379           21
                                                  ========             ========             ========

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                           (In Thousands of Dollars)



                                                       THREE MONTHS ENDED                         NET CHANGE
                                             ---------------------------------------       -------------------------
                                             SEPTEMBER 28, 1997   SEPTEMBER 29, 1996           $               %
                                             ------------------   ------------------       ----------     ----------
Sales:

  Specialty fastener products                     $ 41,543             $ 35,607             $  5,936          17

  Rescue hoist and cargo hook products               8,470                7,973                  497           6
                                                  --------             --------             --------

              Total                               $ 50,013             $ 43,580             $  6,433          15
                                                  ========             ========             ========


Operating profit:

  Specialty fastener products                     $  6,333             $  5,070             $  1,263          25
  Rescue hoist and cargo hook products               1,766                1,382                  384          28
                                                  --------             --------             --------

              Total                               $  8,099             $  6,452             $  1,647          26


Corporate expense                                   (2,341)              (1,824)                (517)        (28)

Corporate interest and other income                    437                  249                  188          76

Interest expense                                    (2,184)              (1,814)                (370)        (20)
                                                  --------             --------             --------


Income from continuing
  operations before
  income taxes                                    $  4,011             $  3,063             $    948          31
                                                  ========             ========             ========

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $82.7 million for the six month period in 1998, an increase of $11.6 million or 16% from the comparable period in 1997. Sales for the three month period in 1998 were up $5.9 million or 17% from the same period in 1997. The six and three month increases were primarily due to the inclusion of TCR Corporation operations in the current year periods. Additionally, the net increase in specialty fastener sales were impacted to a lesser extent by increased gear-driven fastener demand to the heavy-duty truck market and the inclusion of Pebra operations (in the six month period only), offset by lower domestic and European retaining ring sales in the current year periods. Domestic retaining ring sales were lower primarily due to customer service disruptions to the production work flow and slow production mix rationalization as consolidation of the Company's two domestic manufacturing facilities continues. European retaining ring sales were down primarily because of the stronger dollar versus Deutsche Mark as compared to last years comparable periods. Fiscal 1998 European retaining ring sales (as reported in local currencies) posted increases versus the prior year comparable periods.

Operating profit for the segment was $12.4 million for the six month period in 1998, an increase of $1.7 million or 15% from the comparable period in 1997. The three month period in 1998 showed an operating profit of $6.3 million, an increase of $1.3 million or 25% from the comparable period in 1997. The primary reason for these increases were the same as those noted in the paragraph above relative to the net increase in sales.

New orders increased by $10.3 million or 14% for the six month period in 1998. New orders for the three month period in 1998 increased $3.9 million or 10% from the comparable period in 1997. The primary reason for these increases were the same as those noted in the paragraph above relative to the net increase in sales. Backlog of unfilled orders at September 28, 1997 was $41.5 million compared to $33.3 million at September 29, 1996.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales for the rescue hoist and cargo hook products segment were $17.2 million for the six month period in 1998, an increase of $0.1 million or 1% from the comparable period in 1997. Sales for the three month period in 1998 were $8.5 million, up $0.5 million or 6% from the comparable period in 1997. The slight increases were primarily due to the timing of customers placing new orders.

Operating profit for the six month period in 1998 was $3.7 million, an increase of $0.4 million or 13% from the comparable period in 1997. The three month period had an operating profit of $1.8 million, an increase of $0.4 million or 28% from the comparable period in 1997. The primary factors contributing to these increases were the same as those noted in the paragraph above relative to the increase in sales, the product sales mix and a slight decrease in engineering expense during the current year.

New orders for the six month period in 1998 decreased $2.4 million or 13% from the comparable period in 1997. New orders for the three month period in 1997 decreased $3 million or 29% from the comparable period in 1997. The decreases in both 1998 periods were primarily due to customer timing and placement of new orders. Backlog of unfilled orders at September 28, 1997 was $31.8 million compared to $32.7 million at September 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 54% as of September 28, 1997, compared to 49% as of March 31, 1997. The current ratio at September 28, 1997, stood at 2.21 compared to 2.54 at March 31, 1997. Working Capital was $55.5 million at September 28, 1997, down $3.6 million from March 31, 1997.

On September 28, 1997 the Company's debt consisted of $8.3 million of borrowings under a revolving credit line ("the Revolver"), $8.1 million of borrowings under international lines of credit ("the International Lines of Credit"), a $55.8 million term loan ("Term Loan A"), a $24 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at September 28, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

The $55.8 million and $24 million term loans are with the same lenders as the revolving and international lines of credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending banks prime rate, or LIBOR, plus a margin that varies depending the Company's achievement of certain operating and financial goals. Annual principal payments on Term Loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term Loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using

LIBOR plus three and one-quarter percentage points. At September 28, 1997, $73.5 million of the Company's outstanding borrowings utilized LIBOR.

Additionally, the credit facility limits capital expenditures to $9 million annually and contains other customary financial covenants including a limit on the Company's ability to pay dividends to 25% of net income.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the six month period in 1998 were $3.2 million as compared with $2.5 million in the comparable period in 1997.

On October 8, 1997, the Company filed a Registration Statement with respect to an underwritten public offering of 1.0 million new shares of its Common Stock, with an option granted to the underwriters to purchase an additional 165,000 shares. On November 6, 1997, the Company announced that the Registration Statement had been declared effective and that the offering was priced at $27.625 per share. The net proceeds to the Company from the offering will be used to repay indebtedness under the Company's credit facility.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant, held on July 24, 1997, all of the directors of the Company were re-elected for a term of one year, and shareholders ratified and approved an amendment to the Amended and Restated 1992 Long Term Incentive Plan. The results of the voting on the election of directors were as follows:

                                            VOTES              VOTES
                                             FOR              WITHHELD
                                             ---              --------
      Gideon Argov                        3,148,198          1,547,691
      Walter Belleville                   3,145,411          1,550,478
      Michael J. Berthelot                3,146,091          1,549,798
      Patrick K. Bolger                   3,144,414          1,551,475
      Thomas V. Chema                     3,145,389          1,550,500
      Michael Glouchevitch                3,145,917          1,549,972
      James A. Lawrence                   3,145,726          1,550,163

The results of the voting on the proposal to amend the Amended and Restated 1992 Long Term Incentive Plan were as follows:

      FOR - 2,729,456;        AGAINST - 1,938,269;        ABSTAIN - 28,164


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      11  Statement of Computation of Per Share Earnings

      27  Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            TRANSTECHNOLOGY CORPORATION
                                    (Registrant)




Dated:  November 10, 1997       By:     /s/ Joseph F. Spanier
                                        ----------------------------------------
                                        JOSEPH F. SPANIER, Vice President
                                        and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.

                                EXHIBIT INDEX
                                -------------


Exhibit No.                Description
-----------                -----------

   11            Statement of Computation of Per Share Earnings

   27            Financial Data Schedule