Form 10-Q
period 1997-12-28
TRANSTECHNOLOGY CORP
filed 1998-02-10
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 1997

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

                               Yes [X]    No [ ]


                   As of February 2, 1998, the total number of outstanding shares of registrant's one class of common stock was 6,258,359.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                       Page No.

  Item 1.  Financial Statements........................................  2
  -------

           Statements of Consolidated Operations--
           Three and Nine Month Periods Ended December 28, 1997
           and December 29, 1996.......................................  3

           Consolidated Balance Sheets--
           December 28, 1997 and March 31, 1997........................  4

           Statements of Consolidated Cash Flows--
           Nine Months Ended December 28, 1997 and
           December 29, 1996...........................................  5

           Statements of Consolidated Stockholders' Equity--
           Nine Months Ended December 28, 1997.........................  6

           Notes to Consolidated Financial Statements.................. 7-11


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................12-18


PART II.    Other Information

   Item 6.            Exhibits and Reports on Form 8-K................. 19
   -------

SIGNATURES............................................................. 19

EXHIBIT 3.2............................................................ 20-30

EXHIBIT 27............................................................. 31

                          PART I. FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 28, 1997 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1997.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                                     THREE MONTHS ENDED                               NINE MONTHS ENDED
                                             ---------------------------------------       ----------------------------------------
                                             DECEMBER 28, 1997     DECEMBER 29, 1996       DECEMBER 28, 1997      DECEMBER 29, 1996
                                             -----------------     -----------------       -----------------      -----------------
Net sales                                       $    48,452            $    42,851            $   148,388            $   131,071
Cost of sales                                        31,998                 28,861                100,653                 90,884
                                                -----------            -----------            -----------            -----------
Gross profit                                         16,454                 13,990                 47,735                 40,187
                                                -----------            -----------            -----------            -----------

General, administrative
   and selling expenses                               9,438                  8,620                 29,287                 25,287
Interest expense                                      1,810                  1,794                  5,970                  5,418
Interest income                                        (309)                  (471)                  (875)                (1,024)
Other income                                           (111)                  (973)                  (331)                (1,193)
                                                -----------            -----------            -----------            -----------
Income from continuing operations
   before income taxes                                5,626                  5,020                 13,684                 11,699

Income taxes                                          2,312                  2,000                  5,616                  4,855
                                                -----------            -----------            -----------            -----------

Income from continuing operations                     3,314                  3,020                  8,068                  6,844

Discontinued operations:

Loss from disposal (net of applicable tax
   benefits of $112 and $270 for the
   three and nine months ended 12/28/97,
   respectively, and $134 and $478 for the
   three and nine months ended
   12/29/96, respectively)                             (161)                  (199)                  (388)                  (674)
                                                -----------            -----------            -----------            -----------

   Net income                                   $     3,153            $     2,821            $     7,680            $     6,170
                                                ===========            ===========            ===========            ===========

Basic Earnings per Share:  (Note 1)
   Income from continuing operations            $      0.58            $      0.60            $      1.53            $      1.35
   Loss from discontinued operations                  (0.03)                 (0.04)                 (0.07)                 (0.13)
                                                -----------            -----------            -----------            -----------

   Net income                                   $      0.55            $      0.56            $      1.46            $      1.22
                                                ===========            ===========            ===========            ===========

Diluted Earnings per Share:
   Income from continuing operations            $      0.57            $      0.59            $      1.48            $      1.32
   Loss from discontinued operations                  (0.03)                 (0.04)                 (0.07)                 (0.13)
                                                -----------            -----------            -----------            -----------

   Net income                                   $      0.54            $      0.55            $      1.41            $      1.19
                                                ===========            ===========            ===========            ===========

Number of shares used in computation
  of per share information:
       Basic                                      5,682,000              5,026,000              5,260,000              5,076,000
       Diluted                                    5,867,000              5,160,000              5,442,000              5,198,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                                          UNAUDITED
                                                                                      DECEMBER 28, 1997      MARCH 31, 1997
                                                                                      -----------------      --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                          $         3,352        $        3,540
   Accounts receivable (net of allowance for doubtful accounts
     of $675 at December 28, 1997 and $588 at March 31, 1997)                                  30,721                28,392
   Notes receivable                                                                             3,421                 1,838
   Inventories                                                                                 52,774                50,677
   Prepaid expenses and other current assets                                                    1,701                 1,028
   Deferred income taxes                                                                        4,172                 4,293
   Assets held for sale                                                                         5,647                 7,617
                                                                                      ----------------       ---------------
     Total current assets                                                                     101,788                97,385
                                                                                      ----------------       ---------------

Property, Plant and Equipment                                                                  92,892                82,207
   Less accumulated depreciation and amortization                                              28,271                23,594
                                                                                      ----------------       ---------------
     Property, Plant and Equipment - net                                                       64,621                58,613
                                                                                      ----------------       ---------------

Other assets:
   Notes receivable                                                                             8,180                11,125
   Costs in excess of net assets of acquired businesses
     (net of accumulated amortization:
     December 28, 1997, $4,795;  March 31, 1997, $3,869)                                       45,507                18,878
   Other                                                                                       10,649                13,135
                                                                                      ----------------       ---------------
     Total other assets                                                                        64,336                43,138
                                                                                      ----------------       ---------------
     Total                                                                            $       230,745        $      199,136
                                                                                      ================       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $        11,456        $        5,907
   Accounts payable-trade                                                                      13,823                11,050
   Accrued compensation                                                                         4,348                 6,845
   Accrued income taxes                                                                         2,127                 1,632
   Other current liabilities                                                                   13,000                12,844
                                                                                      ----------------       ---------------
     Total current liabilities                                                                 44,754                38,278
                                                                                      ----------------       ---------------
Long-term debt payable to banks and others                                                     57,393                67,516
                                                                                      ----------------       ---------------
Other long-term liabilities                                                                    15,973                15,898
                                                                                      ----------------       ---------------
Stockholders' equity:
   Preferred stock-authorized, 300,000 shares;  none issued                                        --                    --
   Common stock-authorized, 14,700,000 shares of $.01 par value;
     issued 6,547,078 at December 28, 1997, and 5,316,971 at March 31, 1997                        65                    53
   Additional paid-in capital                                                                  75,689                46,745
   Retained earnings                                                                           43,557                36,937
   Other stockholders' equity                                                                  (2,698)               (2,352)
                                                                                      ----------------       ---------------
                                                                                              116,613                81,383
   Less treasury stock, at cost - (291,719 shares at  December 28, 1997 and
     289,237 at March 31, 1997)                                                                (3,988)               (3,939)
                                                                                      ----------------       ---------------
     Total stockholders' equity                                                               112,625                77,444
                                                                                      ----------------       ---------------
     Total                                                                            $       230,745        $      199,136
                                                                                      ================       ===============


----------
See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                          NINE MONTHS ENDED
                                                                                 --------------------------------------
                                                                                 DECEMBER 28, 1997    DECEMBER 29, 1996
                                                                                 -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                          $  7,680            $  6,170

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                       6,557               5,624
   Provision for losses on notes and accounts receivable                                 457                 129
   Loss (gain) on sale or disposal of fixed assets and discontinued
     businesses                                                                          282                 (51)
   Change in assets and liabilities net of acquisitions and dispositions:
     Decrease in accounts receivable                                                   1,157               2,924
     (Increase) decrease in inventories                                                 (371)                605
     Decrease in assets held for sale                                                    630                 311
     Increase in other assets                                                           (325)             (4,995)
     Increase (decrease) in accounts payable                                             635              (4,685)
     Decrease in accrued compensation                                                 (2,497)             (1,662)
     Increase in income tax payable                                                      495               1,983
     (Decrease) increase in other liabilities                                         (2,214)              2,458
                                                                                    --------            --------
   Net cash provided by operating activities                                          12,486               8,811
                                                                                    --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                           (34,774)             (3,219)
Capital expenditures                                                                  (5,509)             (3,619)
Proceeds from sale of fixed assets and discontinued business                           1,107               2,694
Decrease in notes receivable                                                           1,362                 929
                                                                                    --------            --------

   Net cash used in investing activities                                             (37,814)             (3,215)
                                                                                    --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                    59,300              32,304
Payments on long-term debt                                                           (63,874)            (35,268)
Proceeds from forward exchange rate contracts                                          2,036                  --
Proceeds from issuance of stock under stock option plan                                1,871                 409
Net proceeds from secondary stock offering                                            26,930                  --
Stock repurchases                                                                         --              (1,625)
Dividends paid                                                                        (1,060)               (992)
                                                                                    --------            --------

   Net cash provided by (used in) financing activities                                25,203              (5,172)
                                                                                    --------            --------

Effect of exchange rate changes on cash                                                  (63)                (60)
                                                                                    --------            --------
(Decrease) increase in cash and cash equivalents                                        (188)                364
Cash and cash equivalents at beginning of period                                       3,540               2,362
                                                                                    --------            --------

Cash and cash equivalents at end of period                                          $  3,352            $  2,726
                                                                                    ========            ========

Supplemental Information:
Interest payments                                                                   $  5,111            $  3,761
Income tax payments                                                                 $  3,389            $  2,229

------

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)





                                  COMMON STOCK              TREASURY STOCK       ADDITIONAL                  OTHER
FOR THE NINE MONTHS             -------------------        ------------------      PAID-IN    RETAINED     STOCKHOLDERS'
 ENDED DECEMBER 28, 1997        SHARES       AMOUNT        SHARES      AMOUNT      CAPITAL    EARNINGS       EQUITY       TOTAL
 -----------------------        ------       ------        ------      ------      -------    --------       ------       -----
Balance, March 31, 1997         5,316,971   $      53    (289,237)   $  (3,939)   $  46,745   $  36,937    $  (2,352)   $  77,444

Net Income                             --          --          --           --           --       7,680           --        7,680

Cash dividends
   ($.195 per share)                   --          --          --           --           --      (1,060)          --       (1,060)

Unrealized investment
   holding losses                      --          --          --           --           --          --          (79)         (79)

Public sale of common stock
   at $27.625 per share,
   net of expenses              1,063,900          11          --           --       26,919          --           --       26,930

Effects of stock under
   incentive bonus plan - net       4,791           1      (2,482)         (49)         105          --         (106)         (49)

Foreign translation
   adjustments                         --          --          --           --           --          --         (161)        (161)

Issuance of stock under
   stock option plan              161,416          --          --           --        1,920          --            --       1,920
                                ---------   ---------   ---------    ---------    ---------   ---------    ---------    ---------

Balance, December 28, 1997      6,547,078   $      65    (291,719)   $  (3,988)   $  75,689   $  43,557    $  (2,698)   $ 112,625
                                =========   =========   =========    =========    =========   =========    =========    =========



See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1.           Earnings Per Share:

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

         All earnings per share figures presented herein have been computed in accordance with the adoption of SFAS No. 128. For the Company, basic earnings per share equal previously reported primary earnings per share, and diluted earnings per share include the effect of the assumed exercises of dilutive stock options.

         The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as followed: (in thousands)


                                              Three Months Ended                                Nine Months Ended
                                 ---------------------------------------------    ---------------------------------------------
                                   December 28, 1997       December 29, 1996        December 28, 1997       December 29, 1996
                                 ---------------------    --------------------    ---------------------   ---------------------
Basic Earnings per Share:
  Weighted average common
    shares outstanding                           5,682                   5,026                    5,260                   5,076
                                 =====================    ====================    =====================   =====================

Diluted Earnings per Share:
  Weighted average common
    shares outstanding                           5,682                   5,026                    5,260                   5,076
  Stock Options                                    185                     134                      182                     122
                                 ---------------------    --------------------    ---------------------   ---------------------

Denominator for diluted
  Earnings per Share                             5,867                   5,160                    5,442                   5,198
                                 =====================    ====================    =====================   =====================

NOTE 2.           Inventories:

         Inventories are summarized as follows:


                                                        December 28, 1997               March 31, 1997
                                                  ----------------------------       --------------------
               Finished goods                          $           22,571                  $ 21,897
               Work-in-process                                     12,671                    10,335

               Purchased and
               manufactured parts                                  17,532                    18,445
                                                  -------------------------          --------------------
                  Total inventories                    $           52,774                  $ 50,677
                                                  =========================          ====================




NOTE 3.           Common Stock Offering

         On October 8, 1997, the Company filed a Registration Statement with respect to an underwritten public offering of 1,000,000 new shares of its Common Stock, with an option granted to the underwriters to purchase an additional 165,000 shares. On November 6, 1997, the Company announced that the Registration Statement had been declared effective and that the 1,000,000 shares offered were priced at $27.625 per share. On November 12, 1997, the Company received cash proceeds of $25.3 million, net of underwriters' fees and other expenses, associated with the issuance of 1,000,000 new shares of its Common Stock pursuant to the Registration Statement. In addition, the Company received net proceeds of $1.7 million from the issuance of 63,900 shares under the underwriters' option agreement and $1.1 million of net proceeds from 90,000 shares issued pursuant to the exercise of options by certain stockholders of the Company. The net cash proceeds to the Company from the offering were used to repay indebtedness under the Company's credit facility.


NOTE 4.           Long-term Debt Payable to Banks and Others

         Long-term debt payable, including current maturities, consisted of the following:

                                                        December 28, 1997             March 31, 1997
                                                        -----------------             --------------
         Credit agreement           -   7.58%                 $     3,737                      --
         Credit agreement           -   7.58%                         --              $    22,825
         Term loan                  -   7.54%                      40,392                     --
         Term loan                  -   7.5%                          --                   25,289
         Term loan                  -   9.79%                      24,000                  24,500
         Other                                                        720                     809
                                                              -----------             -----------
                                                                   68,849                  73,423
         Less current maturities                                   11,456                   5,907
                                                              -----------             -----------

         Total                                                $    57,393             $    67,516
                                                              ===========             ===========

         Credit Agreement
         On December 28, 1997 the Company's debt consisted of $1.5 million of borrowings under a revolving credit line ("the Revolver"), $2.3 million of borrowings under international lines of credit ("the International Lines of Credit"), a $40.4 million term loan ("Term Loan A"), a $24.0 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at December 28, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

         In November 1997, the Company completed a public stock offering which yielded net cash proceeds of $28.1 million which was used to repay the Company's Revolver, International Lines of Credit and Term Loan A, as stipulated in the Company's credit agreement.

         On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

         The $40.4 million and $24 million term loans are with the same lenders as the Revolver and International Lines of Credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending bank's prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on Term Loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term Loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At December 28, 1997, $42.7 million of the Company's outstanding borrowings utilized LIBOR.

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

         Debt Maturities
                           December 28,
                               1998  (current)                                  $11,456
                               1999                                              12,912
                               2000                                              15,630
                               2001                                               9,693
                               2002                                              19,158
                                                                                --------
                                    Total                                       $ 68,849
                                                                                ========

NOTE 5.           Discontinued Operations

         In October 1997, the Company sold the facility that was formerly used by its Financial Systems division for $1.1 million in cash. This sale resulted in an after tax disposal loss of $0.1 million. In addition, through December 28, 1997, the Company recorded $0.2 million after-tax disposal loss related to previously discontinued businesses. This loss consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

         Assets held for sale consisted of the following:


                                                       December 28, 1997                 March 31, 1997
                                                  ---------------------------         --------------------
             Inventory                               $               305              $                429
             Property                                              5,233                             6,577
             Other assets                                            109                               611
                                                     -------------------              --------------------

             Assets held for sale                    $             5,647              $              7,617
                                                     ===================              ====================


NOTE 6.       Acquisitions

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

                                     Nine Months Ended
                                     December 29, 1996
Net Sales                                   $ 148.6
                                            =======

Income from Continuing Operations           $  12.5
                                            =======

Net Income                                  $   6.6
                                            =======

Basic Earnings per Share                    $  1.31
                                            =======

Diluted Earnings per Share                  $  1.28
                                            =======

         The above Proforma information does not purport to be indicative of the financial results which actually would have occurred had the acquisition been made at the beginning of the period presented or subsequent to that date.


NOTE 7.           New Accounting Standards

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


NOTE 8.           Reclassifications

         Certain reclassifications have been made to the prior year to conform to the 1998 presentation.


NOTE 9.           Subsequent Event

         On February 6, 1998, the Company announced that it would consolidate all of the manufacturing operations of the domestic retaining ring business into a single facility in Irvington, New Jersey. The Company's Somerset facility is expected to be closed by June 30, 1998.

         The Company expects this consolidation to improve the operating efficiencies of the domestic retaining ring business, reducing annual operating costs by approximately $2.5 million. The costs of the consolidation, including severance and training benefits for the affected employees, the write-off of excess equipment, and other associated project costs, are expected to amount to $1.4 million pretax, all of which had been previously provided for, The Company, therefore, does not expect to recognize any further charges related to the consolidation, and expects lower operating costs beginning in the first quarter of its new fiscal year which begins April 1, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and nine months periods in this Management's Discussion refer to the three and nine months periods ended December 28, 1997 for fiscal year 1998 and the three and nine months periods ended December 29, 1996 for fiscal year 1997. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Sales from continuing operations for the nine months period in 1998 were $148.4 million, an increase of $17.3 million or 13% from the comparable period in 1997. For the three month period in 1998 sales were $48.5 million, a $5.6 million or 13% increase from the comparable period in 1997. As further discussed below, the increased sales performance for the nine and three month periods in 1998 resulted primarily from the acquisition of TCR Corporation on April 17, 1997.

Gross profit for the nine month period in 1998 increased $7.5 million or 19% from the comparable period in 1997. For the three month period in 1998, gross profit increased $2.5 million or 18%. Operating profit from continuing operations for the nine month period in 1998 was $25.2 million, an increase of $2.4 million or 11% from the comparable period in 1997. For the three month period in 1998 operating profit from continuing operations was $9.0 million, an increase of $0.3 million or 4% from the comparable period in 1997. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, including discontinued operations, for the nine month period in 1998 was $7.7 million or $1.41 per share on a diluted basis, compared to $6.2 million or $1.19 per share, for the comparable period of 1997. The three month period in 1998 experienced net income of $3.2 million or $0.54 per share on a diluted basis, compared to $2.8 million or $0.55 per share for the year earlier period. As further discussed below, the increased earnings performance in 1998 resulted primarily from the inclusion of TCR Corporation operations in the nine and three month periods and increased domestic fastener volume. Additionally, the per share information was impacted by the dilutive effect of approximately 1.2 million new shares issued from the Company's public stock offering completed in November 1997.

Interest expense increased $0.6 million for the nine month period in 1998. The increase was primarily the result of increased bank borrowings used for the acquisition of TCR Corporation offset, in part, by reduced borrowings in the three month period as a result of cash proceeds received from the stock offering in November that were used to reduce debt.

New orders received during the nine month period in 1998 totaled $154.9 million, an increase of $23.4 million or 18% from 1997's comparable period. For the three month period, new orders totaled $53.7 million, an increase of $10.4 million or 24% from last year's comparable period. At December 28, 1997, total backlog of unfilled orders was $78.9 million compared to $67.8 million at December 29, 1996.

DISCONTINUED OPERATIONS

In October 1997, the Company sold the facility that was formerly used by its Financial Systems division for $1.1 million in cash. This sale resulted in an after tax disposal loss of $0.1 million. In addition, through December 28, 1997, the Company recorded $0.2 million after-tax disposal loss related to previously discontinued businesses. This loss consisted primarily of disposal costs different from previous estimates associated primarily with environmental and legal matters.

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

SUBSEQUENT EVENT

On February 6, 1998, the Company announced that it would consolidate all of the manufacturing operations of the domestic retaining ring business into a single facility in Irvington, New Jersey. The Company's Somerset facility is expected to be closed by June 30, 1998.

The Company expects this consolidation to improve the operating efficiencies of the domestic retaining ring business, reducing annual operating costs by approximately $2.5 million. The costs of the consolidation, including severance and training benefits for the affected employees, the write-off of excess equipment, and other associated project costs, are expected to amount to $1.4 million pretax, all of which had been previously provided for. The Company, therefore, does not expect to recognize any further charges related to the consolidation, and expects lower operating costs beginning in the first quarter of its new fiscal year which begins April 1, 1998.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                                   NINE MONTHS ENDED                           NET CHANGE
                                                        ---------------------------------------        ----------------------------
                                                        DECEMBER 28, 1997     DECEMBER 29, 1996              $                %
                                                        -----------------     -----------------        ------------     -----------
Sales:

     Specialty fastener products                          $      122,179         $       105,497       $    16,682              16
     Rescue hoist and cargo hook products                         26,209                  25,574               635               2
                                                          ---------------        ----------------      ------------

                          Total                           $      148,388         $       131,071       $    17,317              13
                                                          ===============        ================      ============


Operating profit:

     Specialty fastener products                          $       19,159         $        17,073       $     2,086              12
     Rescue hoist and cargo hook products                          6,049                   5,711               338               6
                                                          ---------------        ----------------      ------------

                          Total                           $       25,208         $        22,784       $     2,424              11


Corporate expense                                                 (6,259)                 (6,659)              400               6

Corporate interest and other income                                  705                     992              (287)            (29)

Interest expense                                                  (5,970)                 (5,418)             (552)            (10)
                                                          ---------------        ----------------      ------------


Income from continuing
     operations before
     income taxes                                         $       13,684         $        11,699       $     1,985              17
                                                          ===============        ================      ============

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                           THREE MONTHS ENDED                             NET CHANGE
                                             ------------------------------------------           ----------------------------
                                             DECEMBER 28, 1997        DECEMBER 29, 1996                 $                %
                                             -----------------        -----------------           ------------     -----------


Sales:
     Specialty fastener products                $        39,481          $        34,391          $     5,090              15
     Rescue hoist and cargo hook products                 8,971                    8,460                  511               6
                                                ----------------         ----------------         ------------

                          Total                 $        48,452          $        42,851          $     5,601              13
                                                ================         ================         ============


Operating profit:

     Specialty fastener products                $         6,734          $         6,301          $       433               7
     Rescue hoist and cargo hook products                 2,304                    2,406                 (102)             (4)
                                                ----------------         ----------------         ------------

                          Total                 $         9,038          $         8,707          $       331               4


Corporate expense                                        (1,824)                  (2,356)                 532              23

Corporate interest and other income                         222                      463                 (241)            (52)

Interest expense                                         (1,810)                  (1,794)                 (16)             (1)
                                                ----------------         ----------------         ------------


Income from continuing
     operations before
     income taxes                               $         5,626          $         5,020          $       606              12
                                                ================         ================         ============

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $122.2 million for the nine month period in 1998, an increase of $16.7 million or 16% from the comparable period in 1997. Sales for the three month period in 1998 were up $5.1 million or 15% from the same period in 1997. The nine and three month increases were primarily due to the inclusion of TCR Corporation operations in the current year periods. Additionally, the net increase in specialty fastener sales were impacted to a lesser extent by increased gear-driven fastener demand to the heavy-duty truck market and the inclusion of Pebra operations (in the nine month period only), offset by lower domestic and European retaining ring sales in the current year periods. Domestic retaining ring sales were lower primarily due to customer service disruptions to the production work flow and slow production mix rationalization as consolidation of the Company's two domestic manufacturing facilities continues. European retaining ring sales were down primarily because of the stronger dollar versus Deutsche Mark as compared to last year's periods. Fiscal 1998 European retaining ring sales (as reported in local currencies) posted increases versus the prior year comparable periods.

Operating profit for the segment was $19.2 million for the nine month period in 1998, an increase of $2.1 million or 12% from the comparable period in 1997. The three month period in 1998 showed an operating profit of $6.7 million, an increase of $0.4 million or 7% from the comparable period in 1997. The primary reason for these increases were the same as those noted in the paragraph above relative to the net increase in sales.

New orders increased by $22.8 million or 22% for the nine month period in 1998. New orders for the three month period in 1998 increased $7.4 million or 20% from the comparable period in 1997. The primary reason for these increases were the same as those noted in the paragraph above relative to the net increase in sales. Backlog of unfilled orders at December 28, 1997 was $46.8 million compared to $34.8 million at December 29, 1996.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales for the rescue hoist and cargo hook products segment were $26.2 million for the nine month period in 1998, an increase of $0.6 million or 2% from the comparable period in 1997. Sales for the three month period in 1998 were $9.0 million, up $0.5 million or 6% from the comparable period in 1997. The increases were primarily due to the timing of customers placing new orders.

Operating profit for the nine month period in 1998 was $6.0 million, an increase of $0.3 million or 6% from the comparable period in 1997. The three month period had an operating profit of $2.3 million, a decrease of $0.1 million or 4% from the comparable period in 1997.

New orders for the nine month period in 1998 increased $0.5 million or 2% from the comparable period in 1997. New orders for the three month period in 1997 increased $3.0 million or 47% from the comparable period in 1997. The increases in both 1998 periods were primarily due to customer timing and placement of new orders. Backlog of unfilled orders at December 28, 1997 was $32.1 million compared to $30.5 million at December 29, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 38% as of December 28, 1997, compared to 49% as of March 31, 1997. The current ratio at December 28, 1997, stood at 2.27 compared to 2.54 at March 31, 1997. Working Capital was $57.0 million at December 28, 1997, down $2.1 million from March 31, 1997.

On December 28, 1997 the Company's debt consisted of $1.5 million of borrowings under a revolving credit line ("the Revolver"), $2.3 million of borrowings under international lines of credit ("the International Lines of Credit"), a $40.4 million term loan ("Term Loan A"), a $24 million term loan ("Term Loan B") and $0.7 million of other borrowings. The Revolver commitment of $30 million will be available to the Company through December 31, 2000 and is subject to a borrowing base formula. The Company's credit agreement with a group of commercial banks provides for borrowings and letters of credit based on collateralized accounts receivable and inventory. In addition, all of the remaining assets of the Company and its subsidiaries are included as collateral. Letters of credit, which are included in the borrowing base formula are limited to $5 million. Letters of credit under the line at December 28, 1997 were $0.1 million. The total commitment under the International Lines of Credit is $10 million and is subject to the same availability and collateral as the revolver, but is not subject to a borrowing base formula. Interest on the Revolver and the International Lines of Credit is tied to the primary lending bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating and financial goals.

On March 31,1997, the Company amended its Term Loan A bank debt to increase the availability by $20 million, giving the company a total of $35 million available for acquisitions. On April 17, 1997, $32.6 million of this amount was used by the Company to acquire TCR Corporation.

The $40.4 million and $24 million term loans are with the same lenders as the Revolver and International Lines of Credit, are secured by the same collateral, and are due and payable on March 31, and June 30, 2002, respectively. Quarterly principal payments on Term Loan A are $2.2 million, with escalations to $3 million, $3.2 million and $4 million in June, 1998, 1999 and 2000, respectively. Interest on Term Loan A is tied to the primary lending bank's prime rate, or LIBOR, plus a margin that varies depending upon the Company's achievement of certain operating and financial goals. Annual principal payments on Term loan B of $0.5 million are due through June 30, 2000, with final balloon payments of $7.5 million and $15 million due on June 30, 2001 and June 30, 2002, respectively. Interest on Term loan B accrues at the primary lending bank's prime rate plus two percentage points. The agreement also gives the Company the option of using LIBOR plus three and one-quarter percentage points. At December 28, 1997, $42.7 million of the Company's outstanding borrowings utilized LIBOR.

Additionally, the credit facility limits capital expenditures to $9 million annually and contains other customary financial covenants including a limit on the Company's ability to pay dividends to 25% of net income.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the nine month period in 1998 were $5.5 million as compared with $3.6 million in the comparable period in 1997.

On October 8, 1997, the Company filed a Registration Statement with respect to an underwritten public offering of 1,000,000 new shares of its Common Stock, with an option granted to the underwriters to purchase an additional 165,000 shares. On November 6, 1997, the Company announced that the Registration Statement had been declared effective and that the 1,000,000 shares offered were priced at $27.625 per share. On November 12, 1997, the Company received cash proceeds of $25.3 million, net of underwriters' fees and other expenses, associated with the issuance of 1,000,000 new shares of its Common Stock pursuant to the Registration Statement. In addition, the Company received net proceeds of $1.7 million from the issuance of 63,900 shares under the underwriters' option agreement and $1.1 million of net proceeds from 90,000 shares issued pursuant to the exercise of options by certain stockholders of the Company. The net cash proceeds to the Company from the offering were used to repay indebtedness under the Company's credit facility.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        3.2    Bylaws of the Company amended and restated as of October 17, 1997

        27     Financial Data Schedule


(b) A report on Form 8-K was filed on October 17, 1997, to report the election of William J. Recker to a newly created seat on the Company's Board of Directors.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)




Dated: February 10, 1998       By:     /s/ Joseph F. Spanier
                                           JOSEPH F. SPANIER, Vice President
                                           and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.