Form 10-K
period 1998-03-31
TRANSTECHNOLOGY CORP
filed 1998-06-22
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ____________ to ____________

                          Commission file number 1-7872

                           TRANSTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                      95-4062211
    (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                      identification no.)

            150 Allen Road
      Liberty Corner, New Jersey                                07938
(Address of principal executive offices)                     (Zip Code)

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  /X/   No  / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of May 29, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $160,179,930.00. (See Item 12)

     As of May 29, 1998, the registrant had 6,298,180 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Annual Report for the fiscal year ended March 31, 1998 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the fiscal year ended March 31, 1998 is incorporated by reference into Part III hereof.

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

         TransTechnology Corporation's core business areas are specialty fastener products and rescue hoist and cargo hook systems. During 1998, the Company continued its program to improve its position as one of the world's major suppliers of specialty fasteners to the transportation and industrial markets. Key aspects of this program include growth through acquisitions and the consolidation and rationalization of its overseas and domestic retaining ring manufacturing operations. Actions taken during 1998 to accomplish these goals included the acquisition of all of the outstanding stock of TCR Corporation. For a more detailed description of this transaction, see "Note 3" of the "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report on pages 15-16 which is incorporated herein by reference. Additionally, the necessary training and understanding of the new business information system installed at the Company's European retaining ring facilities was substantially completed in 1998, as well as the closing of one of the Company's two retaining ring factories in Germany. Production from this factory was transferred primarily to the Company's U.K. manufacturing facility and the other German retaining ring manufacturing facility. Domestically, the Company has started the process of consolidating its United States retaining ring manufacturing and distribution facilities. These actions, together with additional strategic acquisition activities during and subsequent to the close of the fiscal year, further strengthen the Company's position as one of the world's major suppliers of specialty fastener products to the transportation and industrial markets.

The Breeze-Eastern division makes up the rescue hoist and cargo hook products segment, and is the world's leader in these systems which are sold primarily to military and civilian agencies.

DISCONTINUED OPERATIONS

         The following entities, discontinued in the years indicated, have been classified as discontinued operations in the Company's financial statements:
Lundy Technical Center (chaff) (1995), TransTechnology Electronics (1995), and TransTechnology Systems & Services (computer maintenance and service) (1995). For a more detailed description of these transactions, see "Note 2" of the "Notes to Consolidated Financial Statements" included in the Company's 1998 Annual Report on page 15 which is incorporated herein by reference.

SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Seeger Group of companies ("Seeger-Orbis", "Anderton", and "Seeger Reno"), its Breeze Industrial Products division ("Breeze Industrial"), its Palnut Company division ("Palnut"), TCR Corporation ("TCR"), Seeger, Inc. and Industrial Retaining Ring

Company ("Waldes/IRR") and its Pebra hose clamp business ("Pebra"). The Seeger Group of companies and Waldes/IRR design and manufacture highly engineered retaining rings for both the domestic and international transportation and industrial markets. Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for use in the heavy truck and industrial equipment industries by both original equipment manufacturers and replacement suppliers. Pebra designs and manufactures hose clamps primarily for heavy truck manufacturers in Europe. The Palnut Company manufactures single and multi-thread metal fasteners for the automotive and industrial products markets. These include lock nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-Nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels. TCR Corporation designs and manufactures sophisticated externally threaded fastening devices and custom industrial components by combining its expertise in cold forging and machining technologies. TCR products are used by industrial customers worldwide, with key market groups including the automotive, hydraulic and recreational product industries.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 83%, 81% and 81% of the Company's consolidated sales in 1998, 1997 and 1996, respectively.

         At March 31, 1998, the Company's Specialty Fastener Products segment backlog was $43.5 million, compared to $34 million at March 31, 1997. The increase is primarily the result of the acquisition of TCR Corporation and increased backlog at the Company's Breeze Industrial Products division. Substantially all of the March 31, 1998 backlog is scheduled to be shipped during fiscal 1999.


RESCUE HOIST AND CARGO HOOK PRODUCTS

         The Company's Breeze-Eastern division ("Breeze-Eastern") specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.

         Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors. Breeze-Eastern's product lines contributed 17%, 19% and 19% to the

Company's consolidated sales in 1998, 1997 and 1996, respectively. The reduced percentage in fiscal 1998 is attributable primarily to the acquisition of TCR Corporation.

         The Rescue Hoist and Cargo Hook Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1998, the backlog of unfilled orders was $32.4 million, compared to $32.5 million at March 31, 1997. The majority of the March 31, 1998 backlog is anticipated to be shipped during fiscal 1999.


DEFENSE INDUSTRY SALES

         Approximately 11% of the Company's consolidated sales in 1998, as compared to 9% and 8% in 1997 and 1996, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.


ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 11 of Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on page 21 which is incorporated herein by reference.


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


RAW MATERIALS

         The various components and raw materials used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, such items can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. No material part of the Company's business is dependent upon a single supplier or a few suppliers, the loss of which would have a materially adverse effect on the Company's consolidated financial position.


EMPLOYEES

         As of May 29, 1998, the Company employed 1,614 persons. There were 1,416 employees associated with the Specialty Fastener Products segment, 175 with the Rescue Hoist and Cargo Hook Products segment and 23 with the corporate office.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 12 of Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on pages 21-23 and is incorporated herein by reference.


FOREIGN OPERATIONS AND SALES

         The Company's foreign-based facilities during fiscal 1998 consisted of the Seeger-Orbis and Pebra facilities located in Germany, the Anderton facility located in the U.K., a sales office in Paris, France and the Seeger Reno facility located in Brazil. The Company acquired all of these businesses on June 30, 1995, except for Pebra which was acquired on June 18, 1996. Additionally, the Company had foreign-based facilities during fiscal 1996 that are treated as discontinued operations as of March 31, 1996. The Company had foreign sales of $57.2 million and $58 million in fiscal 1998 and 1997, respectively, representing 28% and 32% of the Company's consolidated sales in each of those years, respectively. The Company had export sales of $20.3 million, $19.8 million and $16.9 million in fiscal 1998, 1997 and 1996, respectively, representing 10%, 11% and 11% of the Company's consolidated sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 12 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on pages 21-23 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                              Owned or
  Location                              Use of Premises                        Leased                   Sq. Ft
Liberty Corner, New Jersey              Executive Offices                      Leased                    13,000


SPECIALTY FASTENER
PRODUCTS SEGMENT

Saltsburg, Pennsylvania                 Breeze Industrial offices and           Owned                   105,000
                                        manufacturing plant

Mountainside, New Jersey                Palnut offices and manufacturing        Owned                   142,000
                                        plant

Irvington, New Jersey                   Industrial Retaining Ring               Owned                    37,000
                                        manufacturing plant

Somerset, New Jersey                    Seeger, Inc. offices                   Leased                   104,000
                                        and manufacturing plant
                                        (Closure expected June 1998)

Southfield, Michigan                    Specialty Fastener Sales Office        Leased                     1,000

Konigstein, Germany                     Seeger Group offices and                Owned                   149,000
                                        Seeger-Orbis manufacturing
                                        plant

Minneapolis, Minnesota                  TCR Corporation offices                Leased                   137,000
                                        and plant

Bingley, England                        Anderton offices and                    Owned                   124,000
                                        manufacturing plant

Sao Paulo, Brazil                       Seeger Reno offices and                 Owned                    85,000
                                        manufacturing plant

Paris, France                           Retaining Ring Sales Office            Leased                       500

Frittlingen, Germany                    Pebra offices and                       Owned                    30,000
                                        manufacturing plant

RESCUE HOIST AND CARGO HOOK
PRODUCTS SEGMENT

Union, New Jersey                       Breeze-Eastern offices                  Owned                   188,000
                                        and manufacturing plant


         The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in California, Pennsylvania, New York and Illinois. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale.


ITEM 3.  LEGAL PROCEEDINGS

         The information required has been included in Note 11 Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report on page 21 and is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the three month period ended March 31, 1998.

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

                                                       High               Low
         Fiscal 1997
             First Quarter                           $ 19-3/4          $ 14-7/8
             Second Quarter                            18-5/8            17-3/8
             Third Quarter                             19-7/8            18
             Fourth Quarter                            22-7/8            19-5/8

         Fiscal 1998
             First Quarter                           $ 22-7/8          $ 19-3/8
             Second Quarter                            26-11/16          22-3/4
             Third Quarter                             28-5/16           26
             Fourth Quarter                            30-5/16           25-1/2

         Fiscal 1999
             First Quarter                           $ 30-5/8          $ 26-1/2
             (through May 29, 1998)


         As of May 29, 1998, the number of stockholders of record of the Common Stock was 2,062. On May 29, 1998 the closing sales price of the Common Stock was $27.00.


         The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.065 per share on June 1, September 1 and December 1, 1996, March 1, June 2, September 1 and December 1, 1997 and March 2, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required has been included in the Company's 1998 Annual Report on page 1 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required has been included in the Company's 1998 Annual Report on pages 25-30 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements: The information required has been included in the Company's 1998 Annual Report on pages 9-30 and is incorporated herein by reference.

         Quarterly Financial Data: The information required has been included in
         Note 13 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report on page 23 and is incorporated herein by reference.

         Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 1998, 1997 and 1996.

                  Schedules required by Article 5 of Regulation S-X, other than those listed above, are omitted because of the absence of the conditions under which they are required.

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the financial statements of TransTechnology Corporation as of March 31, 1998 and 1997, and for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated May 12, 1998; such financial statements and report are included in your 1998 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 12, 1998

                               ARTHUR ANDERSEN LLP



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of

         The New Seeger Group:


We have audited the accompanying combined balance sheet in U.S. dollars of The New Seeger Group (as defined in Notes 1 and 3) as of March 31, 1996, and the related combined statements of income, shareholders' equity and cash flows for the period July 1, 1995 through March 31, 1996 which, as described in Note 3, have been prepared on the basis of accounting principles generally accepted in the United States. These financial statements are the responsibility of The New Seeger Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, the combined financial statements in U.S. dollars referred to above present fairly, in all material respects, the financial position of The New Seeger Group as of March 31, 1996, and the results of their operations and their cash flows for the period July 1, 1995 through March 31, 1996, in conformity with accounting principles generally accepted in the United States.

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

Eschborn/Frankfurt/M.
May 28, 1996

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                  (IN THOUSANDS)

                         BALANCE AT        CHARGED TO         CHARGED TO                               BALANCE
                        BEGINNING OF       COSTS AND            OTHER                                  AT END
DESCRIPTION                PERIOD           EXPENSES           ACCOUNTS          DEDUCTIONS           OF PERIOD
1998

Allowances for
doubtful accounts
and sales returns          $ 588             $ 537             $   20(A)           $ 589               $ 556

1997

Allowances for
doubtful accounts
and sales returns          $ 735             $ 139              $ 246              $ 532               $ 588

1996

Allowances for
doubtful accounts
and sales returns          $ 103             $ 468              $ 382(B)           $ 218 (B)           $ 735



(A) Amount represents balance acquired from TCR Corporation acquisition.

(B) Amount represents balance acquired from Seeger acquisition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1998 and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1998 and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1998 and is incorporated herein by reference.

         For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1998 and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of the Annual Report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at March 31, 1998 and 1997

                  Statements of Consolidated Operations for the years ended March 31, 1998, 1997 and 1996

                  Statements of Consolidated Cash Flows for the years ended March 31, 1998, 1997 and 1996

                  Statements of Consolidated Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules:

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1998, 1997 and 1996

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three-month period ended March 31, 1998.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 15, 1998

                                             TRANSTECHNOLOGY CORPORATION


                                             By:  /s/Michael J. Berthelot
                                                    Michael J. Berthelot,
                                                    Chairman of the Board
                                                    and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                              Title                                            Date
/s/Michael J. Berthelot          Chairman of the Board                                June 15, 1998
MICHAEL J. BERTHELOT             and Chief Executive Officer
                                 (Principal Executive Officer)


/s/Patrick K. Bolger             President, Chief Operating Officer                   June 15, 1998
PATRICK K. BOLGER                and Director


/s/Joseph F. Spanier             Vice President, Chief Financial Officer              June 15, 1998
JOSEPH F. SPANIER                and Treasurer
                                 (Principal Financial and Accounting Officer)


/s/Walter Belleville             Director                                             June 15, 1998
WALTER BELLEVILLE


/s/Gideon Argov                  Director                                             June 15, 1998
GIDEON ARGOV


/s/Thomas V. Chema               Director                                             June 15, 1998
THOMAS V. CHEMA


/s/James A. Lawrence             Director                                             June 15, 1998
JAMES A. LAWRENCE


/s/Michel Glouchevitch           Director                                             June 15, 1998
MICHEL GLOUCHEVITCH


/s/William J. Recker             Director                                             June 15, 1998
WILLIAM J. RECKER

                                INDEX TO EXHIBITS

                                                                                                                         Page
                                                                                                                      Sequentially
                                                                                                                        Numbered
3.1      Certificate of Incorporation of the Company.(1)                                                                  --

3.2      Bylaws of the Company Amended and Restated as of October 17, 1997.(11)                                           --

10.1     1996 - 1998 Incentive Compensation Plan of the Company.(10)                                                      --

10.2     Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)                                            --

10.3     Form of Incentive Stock Option Agreement.(2)                                                                     --

10.4     Form of Director Stock Option Agreement.(3)                                                                      --

10.5     Form of Restricted Stock Award Agreement used under the Company's Amended and
         Restated 1992 Long Term Incentive Plan.(4)                                                                       --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(5)                                                                                   --

10.7     Executive Life Insurance Plan.(6)                                                                                --

10.8     Revolving Credit and Loan Agreement dated as of June 30, 1995 between the
         Company and the First National Bank of Boston.(7)                                                                --

10.9     First Amendment to the Revolving Credit and Loan Agreement dated as of August 29, 1995
         between the Company and the First National Bank of Boston.(8)                                                    --

10.10    Second Amendment to the Revolving Credit and Loan Agreement dated as of October 27, 1995
         between the Company and the First National Bank of Boston.(8)                                                    --

10.11    Third Amendment to the Revolving Credit and Loan Agreement dated as of March 29, 1996
         between the Company and the First National Bank of Boston.(8)                                                    --

10.12    Fourth Amendment to the Revolving Credit and Loan Agreement dated as of December 31, 1996
         between the Company and the First National Bank of Boston.(10)                                                   --

10.13    Fifth Amendment to the Revolving Credit and Loan Agreement dated as of March 31, 1997
         between the Company and the First National Bank of Boston.(9)                                                    --

10.14    Form of Executive Severance Agreement with Officers of the Company.(10)                                          --

10.15    Form of Executive Severance Agreement with Subsidiary Presidents.(10)                                            --

10.16    Form of Executive Severance Agreement with Division Presidents.(10)                                              --

10.17    Form of Executive Severance Agreement with Overseas Subsidiary Managing Directors.(10)                           --

13       The Company's 1998 Annual Report.                                                                                --

21       List of Subsidiaries of the Company.                                                                             --

27       Financial Data Schedule.                                                                                         --

----------------------

(1)      Incorporated by reference from the Company's Form 8-A Registration
         Statement No. 2-85599 dated February 9, 1987.                                                                    --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 333-45059 dated January 28, 1998.                                                                   --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                                        --

(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                                        --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1987.                                                                            --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1989.                                                                            --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                                          --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1996.                                                                             --

(9)      Incorporated by reference from the Company's Report on Form 8-K
         filed on April 29, 1997.                                                                                         --

(10)     Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1997.                                                                             --

(11)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 28, 1997.                                                                         --