Form 10-Q
period 1998-06-28
TRANSTECHNOLOGY CORP
filed 1998-08-11
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1998

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

            As of August 6, 1998, the total number of outstanding shares of registrant's one class of common stock was 6,317,826.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX



PART I.   Financial Information                                         Page No.
                                                                        --------

  Item 1.      Financial Statements......................................   2

               Statements of Consolidated Operations--
               Three Month Periods Ended June 28, 1998
               and June 29, 1997.........................................   3

               Consolidated Balance Sheets--
               June 28, 1998 and March 31, 1998..........................   4

               Statements of Consolidated Cash Flows--
               Three Month Periods Ended June 28, 1998 and
               June 29, 1997.............................................   5

               Statements of Consolidated Stockholders' Equity--
               Three Month Period Ended June 28, 1998 ...................   6

               Notes to Consolidated Financial Statements................ 7 - 10


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations ......................11 - 14


PART II.    Other Information

  Item 6.      Exhibits and Reports on Form 8-K..........................  15

SIGNATURES...............................................................  15

EXHIBIT 27...............................................................  16

                          PART I. FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary to a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended June 28, 1998 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1998.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)


                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  JUNE 28, 1998    JUNE 29, 1997
                                                  -------------    -------------
Net sales                                          $    51,483      $    49,923
Cost of sales                                           34,583           34,575
                                                   -----------      -----------
Gross profit                                            16,900           15,348
                                                   -----------      -----------

General, administrative
   and selling expenses                                 10,336            9,571
Interest expense                                         1,351            1,976
Interest income                                            (99)            (243)
Other income                                               (70)              (3)
                                                   -----------      -----------
Income from continuing operations
   before income taxes                                   5,382            4,047

Income taxes                                             2,180            1,680
                                                   -----------      -----------

Income from continuing operations                        3,202            2,367

Discontinued operations:

Loss from disposal (net of applicable
   tax benefit of $72)                                    --               (102)
                                                   -----------      -----------

   Net income                                      $     3,202      $     2,265
                                                   ===========      ===========

Basic Earnings per Share:  (Note 1)
   Income from continuing operations               $      0.51      $      0.47
   Loss from discontinued operations                      --              (0.02)
                                                   -----------      -----------

   Net income                                      $      0.51      $      0.45
                                                   ===========      ===========

Diluted Earnings per Share:
   Income from continuing operations               $      0.50      $      0.46
   Loss from discontinued operations                      --              (0.02)
                                                   -----------      -----------

   Net income                                      $      0.50      $      0.44
                                                   ===========      ===========

Number of shares used in computation
   of per share information:
      Basic                                          6,285,000        5,028,000
      Diluted                                        6,439,000        5,186,000


See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)


                                                                                              UNAUDITED
                                                                                            JUNE 28, 1998  MARCH 31, 1998
                                                                                            -------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                  $   4,297      $   2,960
   Accounts receivable (net of allowance for doubtful accounts
     of $517 at June 28, 1998 and $556 at March 31, 1998)                                        34,288         33,244
   Notes receivable                                                                               2,946          5,086
   Inventories                                                                                   55,673         53,985
   Prepaid expenses and other current assets                                                      1,264          1,022
   Deferred income taxes                                                                          2,798          2,773
   Assets held for sale                                                                            --            5,442
                                                                                              ---------      ---------
     Total current assets                                                                       101,266        104,512
                                                                                              ---------      ---------

Property, Plant and Equipment                                                                    94,925         92,981
   Less accumulated depreciation and amortization                                                31,168         29,295
                                                                                              ---------      ---------
     Property, Plant and Equipment - net                                                         63,757         63,686
                                                                                              ---------      ---------

Other assets:
   Notes receivable                                                                               3,396          7,181
   Costs in excess of net assets of acquired businesses (net of accumulated amortization:
     June 28, 1998, $5,434;  March 31, 1998, $5,115)                                             44,825         45,094
   Other                                                                                         23,864         15,600
                                                                                              ---------      ---------
     Total other assets                                                                          72,085         67,875
                                                                                              ---------      ---------
     Total                                                                                    $ 237,108      $ 236,073
                                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                          $  12,398      $  12,137
   Accounts payable-trade                                                                        12,471         14,694
   Accrued compensation                                                                           4,226          9,764
   Accrued income taxes                                                                           2,457            332
   Other current liabilities                                                                     10,531         11,154
                                                                                              ---------      ---------
     Total current liabilities                                                                   42,083         48,081
                                                                                              ---------      ---------
Long-term debt payable to banks and others                                                       55,389         51,350
                                                                                              ---------      ---------
Other long-term liabilities                                                                      20,685         20,810
                                                                                              ---------      ---------
Stockholders' equity:
   Preferred stock-authorized, 300,000 shares;  none issued                                        --             --
   Common stock-authorized, 14,700,000 shares of $.01 par value;
     issued 6,599,872 at June 28, 1998, and 6,564,079 at March 31, 1998                              66             66
   Additional paid-in capital                                                                    76,317         75,959
   Retained earnings                                                                             49,331         46,537
   Other stockholders' equity                                                                    (2,644)        (2,731)
                                                                                              ---------      ---------
                                                                                                123,070        119,831
   Less treasury stock, at cost - (296,507 shares at June 28, 1998 and 292,054
     at March 31, 1998)                                                                         (4,119)        (3,999)
                                                                                              ---------      ---------
     Total stockholders' equity                                                                 118,951        115,832
                                                                                              ---------      ---------
     Total                                                                                    $ 237,108      $ 236,073
                                                                                              =========      =========


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)


                                                                                          THREE MONTHS ENDED
                                                                                    -----------------------------
                                                                                    JUNE 28, 1998   JUNE 29, 1997
                                                                                    -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  3,202        $  2,265

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                         2,426           2,152
   Provision for losses on accounts receivable                                              20              23
   Loss on sale or disposal of fixed assets and discontinued
     businesses                                                                             12               5
   Change in assets and liabilities net of acquisitions and dispositions:
     Decrease (increase) in accounts receivable                                          1,432             (60)
     (Increase) decrease in inventories                                                 (1,835)          1,475
     Decrease in assets held for sale                                                    5,442             412
     Decrease (increase) in other assets                                                (5,154)           (325)
     Decrease in accounts payable                                                       (2,223)         (3,356)
     Decrease in accrued compensation                                                   (5,538)         (2,320)
     Increase in income tax payable                                                      2,125             701
     (Decrease) increase in other liabilities                                           (1,145)          1,324
                                                                                      --------        --------
   Net cash (used in) provided by operating activities                                  (1,236)          2,296
                                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                                --           (33,929)
Capital expenditures                                                                    (1,790)         (1,748)
Proceeds from sale of fixed assets and discontinued business                                44             261
Decrease in notes receivable                                                               225             226
                                                                                      --------        --------

   Net cash used in investing activities                                                (1,521)        (35,190)
                                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                      18,041          45,500
Payments on long-term debt                                                             (13,741)        (13,541)
Proceeds from issuance of stock under stock option plan                                    190              56
Dividends paid                                                                            (408)           (326)
                                                                                      --------        --------

   Net cash provided by financing activities                                             4,082          31,689
                                                                                      --------        --------

Effect of exchange rate changes on cash                                                     12             (37)
Increase (decrease) in cash and cash equivalents                                         1,337          (1,242)
Cash and cash equivalents at beginning of period                                         2,960           3,540
                                                                                      --------        --------

Cash and cash equivalents at end of period                                            $  4,297        $  2,298
                                                                                      ========        ========

Supplemental Information:
Interest payments                                                                     $  1,365        $  1,145
Income tax payments                                                                   $     94        $    115

Non cash investing activities:
   Exchange of note receivable for equity interest                                    $  3,170        $   --


-------------------------------
See accompanying notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)




                                      COMMON STOCK           TREASURY STOCK     ADDITIONAL                   OTHER
FOR THE QUARTER                   --------------------   ---------------------   PAID-IN     RETAINED    STOCKHOLDERS'
 ENDED JUNE 28, 1998                SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL     EARNINGS        EQUITY       TOTAL
-----------------------           ---------  ---------   ---------  ----------  ---------   ---------    -------------  ---------
Balance, March 31, 1998           6,564,079  $      66   (292,054)  $  (3,999)  $  75,959   $  46,537      $  (2,731)   $ 115,832

Net Income                             --         --         --          --          --         3,202           --          3,202

Expenses relating to public
   sale of common stock                --         --         --          --            (4)       --             --             (4)

Cash dividends
   ($.065 per share)                   --         --         --          --          --          (408)          --           (408)

Unrealized investment
   holding gain                        --         --         --          --          --          --               35           35

Issuance of stock under
   stock option plan - net           29,548       --         --          --           284        --             --            284

Effects of stock under
   incentive bonus plan - net         6,245       --       (4,453)       (120)         78        --              (46)         (88)

Foreign translation
   adjustments                         --         --         --          --          --          --               98           98
                                  ---------  ---------  ---------   ---------   ---------   ---------      ---------    ---------

Balance, June 28, 1998            6,599,872  $      66   (296,507)  $  (4,119)  $  76,317   $  49,331      $  (2,644)   $ 118,951
                                  =========  =========  =========   =========   =========   =========      =========    =========


See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (In Thousands of Dollars)



NOTE 1.     Earnings Per Share:

      Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

      The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)


                                                            Three Months Ended
                                                      ------------------------------
                                                      June 28, 1998    June 29, 1997
                                                      -------------    -------------
Basic Earnings per Share:
  Weighted average common
    shares outstanding                                    6,285            5,028
                                                          =====            =====

Diluted Earnings per Share:
  Weighted average common
    shares outstanding                                    6,285            5,028
  Stock Options                                             154              158
                                                          -----            -----

Denominator for diluted
  Earnings per Share                                      6,439            5,186
                                                          =====            =====

NOTE 2.     Comprehensive Income

      Effective April 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. This statement only requires additional disclosures, and does not impact the Company's consolidated financial position or cash flows. For the three month period ended June 28, 1998 and June 29, 1997, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains/(losses) on marketable securities.
      Comprehensive income is summarized below on an after tax basis.


                                                          Three Months Ended
                                                     -----------------------------
                                                     June 28, 1998   June 29, 1997
                                                     -------------   -------------
Net income                                              $ 3,202         $ 2,265
Other comprehensive income (loss):
  Foreign currency translation
    adjustment                                               58            (113)
  Unrealized investment holding
    gain (loss)                                              21             (23)
                                                        -------         -------

Total comprehensive income                              $ 3,281         $ 2,129
                                                        =======         =======



NOTE 3.     Inventories:

      Inventories are summarized as follows:


                                                  June 28, 1998      March 31, 1998
                                                  -------------      --------------
Finished goods                                       $24,125             $22,515
Work-in-process                                       11,928              11,330

Purchased and
manufactured parts                                    19,620              20,140
                                                     -------             -------
   Total inventories                                 $55,673             $53,985
                                                     =======             =======

NOTE 4.     Long-Term Debt Payable to Banks and Others

      Long-term debt payable, including current maturities, consisted of the following:

                                                    June 28, 1998     March 31, 1998
                                                    -------------     --------------
Credit agreement - 8.13%                               $10,308              --
Credit agreement - 8.50%                                  --             $ 2,676
Term loan        - 6.64%                                33,277              --
Term loan        - 6.85%                                  --              36,099
Term loan        - 9.79%                                23,500            24,000
Other                                                      702               712
                                                       -------           -------
                                                        67,787            63,487
Less current maturities                                 12,398            12,137
                                                       -------           -------

Total                                                  $55,389           $51,350
                                                       =======           =======


      Credit Agreement

      On June 28, 1998 the Company's debt consisted of $10.3 million of borrowings under a revolving credit line ("the Revolver"), a $33.3 million term loan ("Term Loan A"), a $23.5 million term loan ("Term Loan B") and $0.7 million of other borrowings. Letters of credit outstanding under the line at June 28, 1998 were $0.3 million. Amounts outstanding under International Lines of Credit were $7.6 million at June 28, 1998.

      Other

      Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

      Effective July 24, 1998, the Company's Revolver was revised and amended to increase the Revolver to $125 million and eliminate Term Loan A and Term Loan B. The new credit agreement is substantially with the same group of lenders and has similar collateral and customary financial covenants, but is no longer asset based and does not require principal payments until maturity on July 23, 2003.


NOTE 5.     New Accounting Pronouncements Not Yet Adopted

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which will be effective for the Company's current fiscal year. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to the Company's operating segments. The Company is currently evaluating which operating segments, if any, it will disclose differently than previously reported.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106." This statement, which will be effective for the Company's current fiscal year, requires revised disclosures about pension and other postretirement benefit plans. The adoption of this statement will not have any impact on the Company's consolidated financial position, results of operations or cash flows.

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for the Company for its fiscal year ending March 31, 2001. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

NOTE 6.     Subsequent Events

      On June 29, 1998, the Company acquired all of the outstanding stock of Aerospace Rivet Manufacturers Corporation ("ARM") for $27 million in cash, plus direct acquisition costs, and other contingent consideration. ARM, located in Santa Fe Springs, California, produces rivets and externally threaded fasteners for the aerospace market.

      On July 28, 1998, the Company acquired all of the outstanding stock of Norco, Inc. for $18 million in cash plus direct acquisition costs and other contingent consideration. Norco, Inc., located in Ridgefield, Connecticut, produces aircraft parts and motion control components for the aerospace industry.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended June 28, 1998 for fiscal year 1999 and the three-month period ended June 29, 1997 for fiscal year 1998. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Sales from continuing operations for the three-month period in 1999 were $51.5 million, a $1.6 million or 3% increase from the comparable period in 1998. Gross profit was $16.9 million for the three-month period in 1999, up $1.6 million or 10% from the comparable period in 1998. Operating profit from continuing operations for the three-month period in 1999 was $9.3 million, an increase of $1.2 million or 15% from the comparable period in 1998. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income for the three-month period in 1999 was $3.2 million or $.50 per share diluted, compared to $2.3 million or $.44 per share diluted for the comparable period in 1998. As further discussed below, the increased earnings performance in 1999 resulted primarily from the increased sales in both operating segments as well as improved operating efficiencies in the Specialty Fastener Products segment. Interest expense decreased $0.6 million for the three-month period in 1999, primarily as a result of decreased bank debt pursuant to the common stock offering proceeds of $27 million which enabled debt retirement during November 1997. New orders received during the three-month period in 1999 totaled $50.5 million, a decrease of $1.3 million or 2% from 1998's comparable period. At June 28, 1998, total backlog of unfilled orders was $74.9 million compared to $73.7 million at June 29, 1997.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                     THREE MONTHS ENDED                 NET CHANGE
                                               ------------------------------      -------------------
                                               JUNE 28, 1998    JUNE 29, 1997         $             %
                                               -------------    -------------      --------        ---
Sales:

     Specialty fastener products                 $ 42,220         $ 41,155         $  1,065          3
     Rescue hoist and cargo hook products           9,263            8,768              495          6
                                                 --------         --------         --------

               Total                             $ 51,483         $ 49,923         $  1,560          3
                                                 ========         ========         ========


Operating profit:

     Specialty fastener products                 $  6,879         $  6,092         $    787         13
     Rescue hoist and cargo hook products           2,389            1,979              410         21
                                                 --------         --------         --------

               Total                             $  9,268         $  8,071         $  1,197         15


Corporate expense                                  (2,635)          (2,255)            (380)       (17)

Corporate interest and other income                   100              207             (107)       (52)

Interest expense                                   (1,351)          (1,976)             625         32
                                                 --------         --------         --------


Income from continuing
        operations before
             income taxes                        $  5,382         $  4,047         $  1,335         33
                                                 ========         ========         ========

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $42.2 million for the three-month period in 1999, an increase of $1.1 million, or 3% from the same period in 1998. The increase was primarily due to the inclusion of TCR's sales for the full period, whereas last year TCR was only included for the period subsequent to the April 17, 1997 acquisition date.

Operating profit for the three-month period in 1999 was $6.9 million, an increase of $0.8 million or 13% from the comparable period of 1998. The increase was primarily due to the inclusion of TCR for the additional period of 17 days during the current quarter. In addition, increased operating profit was due to higher volume and overhead absorption in Europe where production improvement projects have been completed.

New orders for the three-month period in 1999 increased $2.4 million or 6% from the comparable period in 1998, primarily due to the inclusion of TCR orders for the entire quarter as well as stronger demand for auto and truck related orders in Germany. Lower domestic retaining ring orders partially offset the overall increase and reflected the current plant consolidation program in New Jersey. Backlog of unfilled orders at June 28, 1998 was $46.1 million, compared to $40.7 million at June 29, 1997.

RESCUE HOIST AND CARGO HOOK PRODUCTS SEGMENT

Sales of the rescue hoist and cargo hook products segment were $9.3 million for the three-month period in 1999, an increase of $0.5 million or 6% from the comparable period in 1998. The increase was primarily due to product mix.

Operating profit for the three-month period in 1999 was $2.4 million, an increase of $0.4 million or 21% from the comparable period in 1998. The primary factors contributing to the increase in the segment's operating profit in the 1999 three-month period were the increased sales volume and improved inventory management and efficiency programs.

New orders decreased for the three-month period in 1999 by $3.6 million or 39% from the comparable period in 1998 primarily due to customer timing and placement of new orders, in particular some MLRS orders which were received in July 1998. Backlog of unfilled orders at June 28, 1998 was $28.8 million, compared to $33.0 million at June 29, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 36% as of June 28, 1998, compared to 35% as of March 31, 1998. The current ratio at June 28, 1998, was 2.41 compared to 2.17 at March 31, 1998. Working Capital was $59.2 million at June 28, 1998, up $2.8 million from March 31, 1998.

On June 28, 1998 the Company's debt consisted of $10.3 million of borrowings under a revolving credit line ("the Revolver"), a $33.3 million term loan ("Term Loan A"), a $23.5 million term loan ("Term Loan B") and $0.7 million of other borrowings. Letters of credit outstanding under the line at June 28, 1998 were $0.3 million. Amounts outstanding under International Lines of Credit were $7.6 million at June 28, 1998.

Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

Effective July 24, 1998, the Company's Revolver was revised and amended to increase the Revolver to $125 million and eliminate Term Loan A and Term Loan B debt. The new credit agreement is substantially with the same group of lenders and has similar collateral and customary financial covenants, but is no longer asset based and does not require principal payments until maturity on July 23, 2003.

On June 30, 1998 the Company received $2.7 million principal payment on notes receivable from the buyer of a previously sold business pursuant to an agreement to accelerate the payment terms and convert a portion of the notes to equity. Accordingly, as of June 28, 1998, an investment in ElecSys, Inc. of $3.2 million was recorded on the Company's Balance Sheet. The investment represents approximately a 19 % interest in ElecSys, Inc. The remainder of the original notes receivable mature on March 31, 2008 in the amount of $3.3 million.

On June 28, 1998, the Company reclassified approximately $5.4 million of assets held for sale, primarily land and buildings, to other long term assets due to the termination of sales negotiations. There are no current substantive negotiations which could result in liquidation within the next twelve months, although the Company continues to actively seek to sell the properties.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit lines available will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels for the next twelve months. Capital expenditures in the three-month period in 1999 were $1.8 million as compared with $1.7 million in the comparable period in 1998.

SUBSEQUENT EVENTS

On June 29, 1998, the Company acquired all of the outstanding stock of Aerospace Rivet Manufacturers Corporation ("ARM") for $27 million in cash, plus direct acquisition costs, and other contingent consideration. ARM, located in Santa Fe Springs, California, produces rivets and externally threaded fasteners for the aerospace market.

On July 28, 1998, the Company acquired all of the outstanding stock of Norco, Inc. for $18 million in cash plus direct acquisition costs and other contingent consideration. Norco, Inc., located in Ridgefield, Connecticut, produces aircraft parts and motion control components for the aerospace industry.

                             PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

      27    Financial Data Schedule


(b)   No reports on Form 8-K were filed during the quarter ended June 28, 1998.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   TRANSTECHNOLOGY CORPORATION
                                          (Registrant)



Dated:  August 11, 1998            By: /s/ Joseph F. Spanier
                                       --------------------------------------
                                       JOSEPH F. SPANIER, Vice President,
                                       Treasurer and Chief Financial Officer*


* On behalf of the Registrant and as Principal Financial and Accounting Officer.