Form 10-Q
period 1998-09-27
TRANSTECHNOLOGY CORP
filed 1998-11-10
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

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

                  As of November 5, 1998, the total number of outstanding shares of registrant's one class of common stock was 6,318,347.

                          TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                         Page No.
                                                                        --------

  Item 1.   Financial Statements...........................................  2

            Statements of Consolidated Operations--
            Three and Six Month Periods Ended September 27, 1998
            and September 28, 1997.........................................  3

            Consolidated Balance Sheets--
            September 27, 1998 and March 31, 1998..........................  4

            Statements of Consolidated Cash Flows--
            Six Month Periods Ended September 27, 1998 and
            September 28, 1997.............................................  5

            Statements of Consolidated Stockholders' Equity--
            Six Month Period Ended September 27, 1998......................  6

            Notes to Consolidated Financial Statements..................... 7-9


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...........................10-16


PART II.  Other Information

  Item 4.   Submission of Matters to a Vote of Security Holders            17

  Item 6.   Exhibits and Reports on Form 8-K...............................17

SIGNATURES.................................................................18

EXHIBIT 3.2 ...............................................................19-29

EXHIBIT 27.................................................................30

                          PART I. FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 27, 1998 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Form 10-K filed for the fiscal year ended March 31, 1998.







                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)


                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                     --------------------------------------  --------------------------------------
                                                     SEPTEMBER 27, 1998  SEPTEMBER 28, 1997  SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                     ------------------  ------------------  ------------------  ------------------
Net sales                                               $    56,368         $    50,013         $   107,851         $    99,936
Cost of sales                                                38,419              34,080              73,002              68,655
                                                        -----------         -----------         -----------         -----------
Gross profit                                                 17,949              15,933              34,849              31,281
                                                        -----------         -----------         -----------         -----------

General, administrative
   and selling expenses                                      11,341              10,278              21,677              19,849
Interest expense                                              1,910               2,184               3,261               4,160
Increase in allowance on notes receivable                     1,206                --                 1,206                --
Interest income                                                 (99)               (323)               (198)               (566)
Royalty and other income                                       (120)               (217)               (190)               (220)
                                                        -----------         -----------         -----------         -----------
Income from continuing operations
   before income taxes                                        3,711               4,011               9,093               8,058

Income taxes                                                  1,503               1,624               3,683               3,304
                                                        -----------         -----------         -----------         -----------
Income from continuing operations                             2,208               2,387               5,410               4,754

Loss from discontinued operations (a)                          --                  (125)               --                  (227)
                                                        -----------         -----------         -----------         -----------
Income before extradordinary charge                           2,208               2,262               5,410               4,527

Extraordinary charge for refinancing of debt (b)               (781)               --                  (781)               --
                                                        -----------         -----------         -----------         -----------

   Net income                                           $     1,427         $     2,262         $     4,629         $     4,527
                                                        ===========         ===========         ===========         ===========

Basic Earnings per Share:  (Note 1)
   Income from continuing operations                    $      0.35         $      0.47         $      0.86         $      0.94
   Loss from discontinued operations                           --                 (0.02)               --                 (0.04)
   Extraordinary charge for refinancing
     of debt                                                  (0.12)               --                 (0.12)               --
                                                        -----------         -----------         -----------         -----------

   Net income                                           $      0.23         $      0.45         $      0.74         $      0.90
                                                        ===========         ===========         ===========         ===========

Diluted Earnings per Share:
   Income from continuing operations                    $      0.34         $      0.45         $      0.84         $      0.91
   Loss from discontinued operations                           --                 (0.02)               --                 (0.04)
   Extraordinary charge for refinancing
     of debt                                                  (0.12)               --                 (0.12)               --
                                                        -----------         -----------         -----------         -----------

   Net income                                           $      0.22         $      0.43         $      0.72         $      0.87
                                                        ===========         ===========         ===========         ===========

Numbers of shares used in computation of
  per share information:
    Basic                                                 6,302,000           5,083,000           6,293,000           5,048,000
    Diluted                                               6,402,000           5,289,000           6,420,000           5,231,000


See accompanying notes to unaudited consolidated financial statements.

(a) Loss from discontinued operations are net of applicable tax benefits of $93 and $165 for the three and six month periods ended September 28, 1997, respectively.

(b) Extraordinary charge for refinancing of debt is net of applicable tax benefits of $532 for the three and six month periods ended September 28, 1998, respectively.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)


                                                                         UNAUDITED
                                                                     SEPTEMBER 27, 1998  MARCH 31, 1998
                                                                     ------------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $     266           $   2,960
   Accounts receivable (net of allowance for doubtful accounts
     of $532 at September 27, 1998 and $556 at March 31, 1998)             36,137              33,244
   Notes receivable                                                         1,269               5,086
   Inventories                                                             64,469              53,985
   Prepaid expenses and other current assets                                1,342               1,022
   Deferred income taxes                                                    3,471               2,773
   Assets held for sale                                                      --                 5,442
                                                                        ---------           ---------
     Total current assets                                                 106,954             104,512
                                                                        ---------           ---------

Property, Plant and Equipment                                             109,922              92,981
   Less accumulated depreciation and amortization                          33,452              29,295
                                                                        ---------           ---------
     Property, Plant and Equipment - net                                   76,470              63,686
                                                                        ---------           ---------

Other assets:
   Notes receivable                                                         3,525               7,181
   Costs in excess of net assets of acquired businesses
     (net of accumulated amortization:
     September 27, 1998, $5,939;  March 31, 1998, $5,115)                  82,050              45,094
   Other                                                                   23,657              15,600
                                                                        ---------           ---------
     Total other assets                                                   109,232              67,875
                                                                        ---------           ---------
     Total                                                              $ 292,656           $ 236,073
                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $      45           $  12,137
   Accounts payable-trade                                                  11,276              14,694
   Accrued compensation                                                     5,985               9,764
   Accrued income taxes                                                       969                 332
   Other current liabilities                                               19,694              11,154
                                                                        ---------           ---------
     Total current liabilities                                             37,969              48,081
                                                                        ---------           ---------
Long-term debt payable to banks and others                                112,983              51,350
                                                                        ---------           ---------
Other long-term liabilities                                                21,999              20,810
                                                                        ---------           ---------
Stockholders' equity:
   Preferred stock-authorized, 300,000 shares;
     none issued                                                             --                  --
   Common stock-authorized, 14,700,000 shares
     of $.01 par value; issued 6,634,855 at September
     27, 1998, and 6,564,079 at March 31, 1998                                 66                  66
   Additional paid-in capital                                              76,979              75,959
   Retained earnings                                                       50,348              46,537
   Other stockholders' equity                                              (2,206)             (2,731)
                                                                        ---------           ---------
                                                                          125,187             119,831
   Less treasury stock, at cost - (356,507 shares at
     September 27, 1998 and 292,054 at March 31, 1998)                     (5,482)             (3,999)
                                                                        ---------           ---------
     Total stockholders' equity                                           119,705             115,832
                                                                        ---------           ---------
     Total                                                              $ 292,656           $ 236,073
                                                                        =========           =========


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                         SIX MONTHS ENDED
                                                               --------------------------------------
                                                               SEPTEMBER 27, 1998  SEPTEMBER 28, 1997
                                                               ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   4,629           $   4,527

Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Extraordinary charge for refinancing of debt                         781                --
   Depreciation and amortization                                      5,191               4,359
   Provision for losses on notes and accounts receivable              1,283                 317
   (Gain) loss on sale or disposal of fixed assets                       (6)                 77
   Change in assets and liabilities net of acquisitions:
     Decrease (increase) in accounts receivable                       1,933                (837)
     (Increase) decrease in inventories                              (1,506)              2,369
     Decrease in assets held for sale                                  --                   565
     (Increase) decrease in other assets                               (290)                 86
     Decrease in accounts payable                                    (5,791)               (603)
     Decrease in accrued compensation                                (3,823)             (1,179)
     Increase (decrease) in income tax payable                          884                (225)
     Decrease in other liabilities                                   (5,415)               (434)
                                                                  ---------           ---------
   Net cash (used in) provided by operating activities               (2,130)              9,022
                                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                          (44,160)            (33,929)
Capital expenditures                                                 (5,114)             (3,247)
Proceeds from sale of fixed assets                                      248                 283
Decrease in notes receivable                                          2,901                 828
                                                                  ---------           ---------

   Net cash used in investing activities                            (46,125)            (36,065)
                                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                  133,627              53,033
Payments on long-term debt                                          (86,408)            (29,543)
Proceeds from forward exchange rate contracts                          --                 2,036
Proceeds from issuance of stock under stock option plan                 466                 889
Dividends paid                                                         (818)               (658)
Treasury stock purchases                                             (1,363)               --
                                                                  ---------           ---------

   Net cash provided by (used in) financing activities               45,504              25,757
                                                                  ---------           ---------

Effect of exchange rate changes on cash                                  57                 (63)
Decrease in cash and cash equivalents                                (2,694)             (1,349)
Cash and cash equivalents at beginning of period                      2,960               3,540
                                                                  ---------           ---------

Cash and cash equivalents at end of period                        $     266           $   2,191
                                                                  =========           =========

Supplemental Information:
Interest payments                                                 $   2,994           $   3,060
Income tax payments                                               $   2,501           $   2,227

Noncash investing activities:
   Exchange of note receivable for equity interest                $   3,170           $    --


----------
See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)


                                     COMMON STOCK            TREASURY STOCK       ADDITIONAL                 OTHER
FOR THE SIX MONTHS              ---------------------    ----------------------    PAID-IN     RETAINED   STOCKHOLDERS'
 ENDED SEPTEMBER 27, 1998         SHARES      AMOUNT      SHARES       AMOUNT      CAPITAL     EARNINGS      EQUITY        TOTAL
-------------------------       ---------   ---------    ---------   ----------   ----------  ---------   -------------  ---------
Balance, March 31, 1998         6,564,079   $      66    (292,054)   $  (3,999)   $  75,959   $  46,537    $  (2,731)    $ 115,832

Net Income                           --          --          --           --           --         4,629         --           4,629

Expenses relating to public
   sale of common stock              --          --          --           --             (4)       --           --              (4)

Cash dividends
   ($.13 per share)                  --          --          --           --           --          (818)        --            (818)

Purchase of Treasury Stock           --          --       (60,000)      (1,363)        --          --           --          (1,363)

Unrealized investment
   holding loss                      --          --          --           --           --          --             (9)           (9)

Issuance of stock under
   stock option plan - net         65,714        --          --           --            887        --           --             887

Effects of stock under
   incentive bonus plan - net       5,062        --        (4,453)        (120)         137        --            (59)          (42)

Foreign translation
   adjustments                       --          --          --           --           --          --            593           593
                                ---------   ---------   ---------    ---------    ---------   ---------    ---------     ---------

Balance, September 27, 1998     6,634,855   $      66    (356,507)   $  (5,482)   $  76,979   $  50,348    $  (2,206)    $ 119,705
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

         The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)


                                              Three Months Ended                      Six Months Ended
                                    --------------------------------------  --------------------------------------
                                    September 27, 1998  September 28, 1997  September 27, 1998  September 28, 1997
                                    ------------------  ------------------  ------------------  ------------------
Basic Earnings per Share:
  Weighted average common
    shares outstanding                    6,302               5,083               6,293               5,048
                                          =====               =====               =====               =====
Diluted Earnings per Share:
  Weighted average common
    shares outstanding                    6,302               5,083               6,293               5,048
  Stock Options                             100                 206                 127                 183
                                          -----               -----               -----               -----

Denominator for Diluted
  Earnings per Share                      6,402               5,289               6,420               5,231
                                          =====               =====               =====               =====

NOTE 2.    Comprehensive Income

         Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. This statement only requires additional disclosures, and does not impact the Company's consolidated financial position or cash flows. For the three and six month periods ended September 27, 1998 and September 28, 1997, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains/(losses) on marketable securities. Comprehensive income is summarized below.


                                                Three Months Ended                            Six Months Ended
                                     -----------------------------------------     -----------------------------------------
                                     September 27, 1998     September 28, 1997     September 27, 1998     September 28, 1997
                                     ------------------     ------------------     ------------------     ------------------
Net income                                $ 1,427                $ 2,262                $ 4,629                $ 4,527
Other comprehensive
 income (loss), net of tax:
  Foreign currency
   translation adjustment                     495                   (173)                   593                   (366)
  Unrealized investment
    holding gain (loss)                       (44)                    90                     (9)                    50
                                          -------                -------                -------                -------
Total comprehensive
  income                                  $ 1,878                $ 2,179                $ 5,213                $ 4,211
                                          =======                =======                =======                =======



NOTE 3.    Inventories:

         Inventories are summarized as follows:


                                           September 27, 1998        March 31, 1998
                                           ------------------        --------------
Finished goods                                  $26,219                  $22,515
Work-in-process                                  12,996                   11,330

Purchased and
manufactured parts                               25,254                   20,140
                                                -------                  -------
   Total inventories                            $64,469                  $53,985
                                                =======                  =======



NOTE 4.    Acquisitions

         On June 29, 1998, the Company acquired all of the outstanding common stock of Aerospace Rivet Manufacturers Corporation ("ARM") for $27 million in cash, plus direct acquisition costs, and other contingent consideration. ARM, located in Santa Fe Springs, California, produces rivets and externally threaded fasteners for the aerospace industry.

         On July 28, 1998, the Company acquired all of the outstanding common stock of NORCO, Inc. for $18 million in cash, plus direct acquisition costs, and other contingent consideration. NORCO, Inc., located in Ridgefield, Connecticut, produces aircraft parts and motion control components for the aerospace industry.


NOTE 5.    Long-Term Debt Payable to Banks and Others

         Long-term debt payable, including current maturities, consisted of the following:

                                                             September 27, 1998       March 31, 1998
                                                             ------------------       --------------
            Credit agreement      -     7.20%                    $ 109,725                    -
            Credit agreement      -     8.50%                        2,600               $  2,676
            Term loan             -     6.85%                          -                   36,099
            Term loan             -     9.79%                          -                   24,000
            Other                                                      703                    712
                                                                 ---------               --------
                                                                   113,028                 63,487
            Less current maturities                                     45                 12,137
                                                                 ---------               --------

            Total                                                $ 112,983               $ 51,350
                                                                 =========               ========

         Credit Agreement

         Effective July 24, 1998, the Company's revolving credit line ("the Revolver") was revised and amended to increase the Revolver to $125 million and eliminate Term Loan A and Term Loan B. The new credit agreement is substantially with the same group of lenders and has similar collateral and customary financial covenants, but is no longer asset based, and does not require principal payments until maturity on July 23, 2003.

         On September 27, 1998 the Company's domestic debt consisted of $90.6 million of borrowings under the Revolver and $0.7 million of other borrowings. Letters of credit outstanding under the line at September 27, 1998 were $0.1 million. Amounts outstanding under International Lines of Credit were $21.7 million at September 27, 1998.

         Other

         Other long-term debt is comprised principally of an obligation due under a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004 and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.


NOTE 6.    New Accounting Pronouncements Not Yet Adopted

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 27, 1998 for fiscal year 1999 and the three and six month periods ended September 28, 1997 for fiscal year 1998. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amount per share refers to diluted amounts per share.

Sales from continuing operations for the six month period in 1999 were $107.9 million, an increase of $7.9 million or 8% from the comparable period in 1998. For the three month period in 1999 sales were $56.4 million, a $6.4 million or 13% increase from the comparable period in 1998. As further discussed below, the increased sales performance for the six and three month periods in 1999 resulted primarily from the acquisitions of ARM on June 29, 1998 and NORCO, Inc. on July 28, 1998.

Gross profit for the six month period in 1999 increased $3.6 million or 11% from the comparable period in 1998. For the three month period in 1999, gross profit increased $2.0 million or 13%. Operating profit from continuing operations for the six month period in 1999 was $18.1 million, an increase of $1.9 million or 12% from the comparable period in 1998. For the three month period in 1999 operating profit from continuing operations was $8.8 million, an increase of $0.7 million or 9% from the comparable period in 1998. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, after an extraordinary item for the six month period in 1999 was $4.6 million or $0.72 per share, compared to $4.5 million or $0.87 per share, for the comparable period of 1998. The three month period in 1999 reported net income of $1.4 million or $0.22 per share after the extraordinary item, compared to $2.3 million or $0.43 per share for the year earlier period. Net income for both the six month and three month periods in 1999 includes an extraordinary charge in the amount of $0.8 million or $0.12 per share after tax for the refinancing of debt. Net income for both periods also includes the establishment of a $1.2 million pretax allowance for a possible loss on a note receivable from the sale of a previously discontinued company. The extraordinary charge for the refinancing of debt is discussed in more detail in the discussion of liquidity and capital resources section.

Interest expense decreased $0.9 million and $0.3 million for the six month and three month periods in 1999, respectively. The decreases were primarily the result of reduced bank debt following the November 1997 common stock offering. These proceeds were subsequently used for acquisitions during the second quarter of fiscal 1999 as discussed in Note 4.

New orders received during the six month period in 1999 totaled $112.4 million, an increase of $11.2 million or 11% from 1998's comparable period. For the three month period, new orders totaled $61.9 million, an increase of $12.5 million or 25% from last year's comparable period. The increased new orders for both the six month and three month periods were primarily due to the acquisitions of ARM and NORCO, Inc. as well as increased new orders at Breeze-Eastern and our European operations. At September 27, 1998, total backlog of unfilled orders was $101.6 million compared to $73.2 million at September 28, 1997, primarily due to the acquisition of ARM and NORCO, Inc., as well as increased backlog at Breeze-Eastern, Breeze Industrial, TCR and our European operations.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)



                                                          SIX MONTHS ENDED                       NET CHANGE
                                               ----------------------------------------     -------------------
                                               SEPTEMBER 27, 1998    SEPTEMBER 28, 1997         $             %
                                               ------------------    ------------------     ----------      ---
Sales:

     Specialty fastener products                   $  87,367              $  82,698         $    4,669        6
       Aerospace products                             20,484                 17,238              3,246       19
                                                   ---------              ---------         ----------

                                      Total        $ 107,851              $  99,936         $    7,915        8
                                                   =========              =========         ==========

Operating profit:

     Specialty fastener products                   $  13,383              $  12,425         $      958        8
       Aerospace products                              4,676                  3,745                931       25
                                                   ---------              ---------         ----------

                                      Total        $  18,059              $  16,170         $    1,889       12


Corporate expense (a)                                 (5,894)                (4,596)            (1,298)     (28)

Corporate interest and other income                      189                    644               (455)     (71)

Interest expense                                      (3,261)                (4,160)               899       22
                                                   ---------              ---------         ----------

Income from continuing
        operations before
             income taxes                          $   9,093              $   8,058         $    1,035       13
                                                   =========              =========         ==========


(a) The corporate expense for the six month period ended September 27, 1998, includes a $1.2 million increase to the allowance to offset a possible loss on notes receivable.

                      FINANCIAL SUMMARY BY PRODUCT SEGMENT
                            (In Thousands of Dollars)


                                                              THREE MONTHS ENDED                    NET CHANGE
                                                   -----------------------------------------    -----------------
                                                   SEPTEMBER 27, 1998     SEPTEMBER 28, 1997       $           %
                                                   ------------------     ------------------    -------       ---
Sales:
     Specialty fastener products                       $ 45,147              $  41,543          $ 3,604         9
       Aerospace products                                11,221                  8,470            2,751        32
                                                       --------              ---------          -------

                                      Total            $ 56,368              $  50,013          $ 6,355        13
                                                       ========              =========           ======

Operating profit:

     Specialty fastener products                       $  6,504              $   6,333          $   171         3
       Aerospace products                                 2,287                  1,766              521        30
                                                       --------              ---------          -------

                                      Total            $  8,791              $   8,099          $   692         9


Corporate expense (a)                                    (3,259)                (2,341)            (918)      (39)

Corporate interest and other income                          89                    437             (348)      (80)

Interest expense                                         (1,910)                (2,184)             274        13
                                                       --------              ---------          -------

Income from continuing
        operations before
             income taxes                              $  3,711              $   4,011           $ (300)       (7)
                                                       ========              =========           ======


(a) The corporate expense for the three month period ended September 27, 1998, includes a $1.2 million increase to the allowance to offset a possible loss on notes receivable.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $87.4 million for the six month period in 1999, an increase of $4.7 million or 6% from the comparable period in 1998. Sales for the three month period in 1999 were up $3.6 million or 9% from the same period in 1998. The six and three month increases in 1999 were primarily due to the inclusion of ARM's operations in the current year periods. The increased sales from the ARM acquisition were partially offset in both periods by lower domestic retaining ring sales relating to the consolidation of our two North American retaining ring factories. International fastener sales for both periods were slightly higher with an increase in European sales partially offset by a decrease in Brazilian sales.

Operating profit for the segment was $13.4 million for the six month period in 1999, an increase of $1.0 million or 8% from the comparable period in 1998. The three month period in 1999 reported an operating profit of $6.5 million, an increase of $0.2 million or 3% from the comparable period in 1998. The increased operating profit was mainly due to the ARM acquisition partially offset by decreased operating profit due primarily to overhead absorption issues arising from the consolidation of our North American retaining ring factories.

New orders increased by $2.8 million or 3% for the six month period in 1999, as compared to the six month period in 1998. New orders for the three month period in 1999 increased $0.5 million or 1% from the comparable period in 1998. The primary reason for these increases was the acquisition of ARM and increased new orders at our European operations. Backlog of unfilled orders at September 27, 1998 was $52.6 million compared to $41.5 million at September 28, 1997, primarily due to the acquisition of ARM and increased backlog at Breeze Industrial, TCR and our European operations.

AEROSPACE PRODUCTS SEGMENT

Sales for the aerospace products segment were $20.5 million for the six month period in 1999, an increase of $3.2 million or 19% from the comparable period in 1998. Sales for the three month period in 1999 were $11.2 million, up $2.8 million or 32% from the comparable period in 1998. The increases were primarily due to the acquisition of NORCO, Inc.

Operating profit for the six month period in 1999 was $4.7 million, an increase of $0.9 million or 25% from the comparable period in 1998. The three month period had an operating profit of $2.3 million, an increase of $0.5 million or 30% from the comparable period in 1998. The increased operating profit for both periods was primarily due to the acquisition of NORCO, Inc.

New orders for the six month period in 1999 increased $8.4 million or 51% from the comparable period in 1998. New orders for the three month period in 1998 increased $12.0 million or 167% from the comparable period in 1998. The increases in both 1999 periods were due to the NORCO, Inc. acquisition as well as a large increase at Breeze-Eastern, primarily due to customer timing and placement of new orders. Backlog of unfilled orders at September 27, 1998 was $49.0 million compared to $31.8 million at September 28, 1997, primarily due to the NORCO, Inc. acquisition and higher backlog at Breeze-Eastern.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 49% as of September 27, 1998, compared to 35% as of March 31, 1998, primarily due to increased bank borrowings for the acquisitions of ARM and NORCO, Inc. in the second quarter of fiscal 1999. The current ratio at September 27, 1998, stood at 2.82 compared to 2.17 at March 31, 1998. Working Capital was $69.0 million at September 27, 1998, up $12.6 million from March 31, 1998.

During the six months ended September 27, 1998 the Company purchased 60,000 shares of treasury stock for $1.4 million. Treasury stock purchases are made in the open market or in negotiated transactions when opportunities arise. Plans to purchase Treasury stock are subject to the terms of the Company's credit agreement and may be discontinued by the Company at any time.

On June 28, 1998, the Company reclassified approximately $5.4 million of assets held for sale, primarily land and buildings, to other long term assets due to the termination of sales negotiations. There are no current substantive negotiations which could result in liquidation within the next twelve months, although the Company continues to actively seek to sell the properties.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the six month period in 1999 were $5.1 million as compared with $3.2 million in the comparable period in 1998.

EXTRAORDINARY CHARGE FOR REFINANCING OF DEBT

On July 24, 1998 the Company refinanced its long term debt. The new financing agreement increased the Company's revolving credit limit to $125 million and eliminated the Term A loan and the Term B loan. The new agreement is with substantially the same group of lenders and has similar collateral and customary covenants, but is no longer asset based and does not require principal payments until maturity on July 23, 2003. Due to the termination of the old credit agreement, the Company took a charge to earnings in the current period to write off the unamortized portion of the loan origination costs associated with the old agreement in the amount of $1.2 million before tax or $0.8 million after tax. The after tax amount of $0.8 million is classified as an extraordinary charge in the Statement of Consolidated Operations for the three month and six month periods ended September 27, 1998.

YEAR 2000 ISSUE

The Company has recognized the year 2000 issue which relates to the computer storage of dates with the format of the year as either a two digit or a four digit data field. Computer programs which have only a two digit field for the year must be modified prior to the year 2000 otherwise the year 2000 may be confused with year 1900.

The Company has taken steps to have all of its computer systems in compliance with the year 2000 date requirement before that date is reached. Thus far the Company has reviewed its internal computer systems at all locations for compliance. Identification and testing of all internal systems has been underway for the past year and is in the later stages of completion. Progress is currently being monitored on a monthly basis at all business units. Some surveys of key customers and suppliers have been obtained and are being updated on an on-going basis. Based on the information obtained to date, the Company does not believe there will be any significant interruptions in systems that will adversely affect the company relative to the year 2000 issue. The Company is not able however to identify all external year 2000 issues such as those which may exist at the governmental, supplier and customer levels.

The Company's planned expenditure for year 2000 compliance is $0.5 million, most of which has been or is expected to be spent during the current fiscal year. The Company has addressed contingency planning for the year 2000 issue and has outlined various plans for further development based upon additional test results and survey findings. The anticipated completion date for all Year 2000 compliance is September 1999.

                           PART II. OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Registrant, held on July 23, 1998, all seven directors of the Company nominated for reelection were reelected for a term of one year, and shareholders approved the 1998 Non-Employee Directors' Stock Option Plan. The results of the voting on the election of directors were as follows:

                                                      VOTES                           VOTES
                                                       FOR                           WITHHELD
                                                       ---                           --------
        Gideon Argov                                4,332,043                       1,222,579
        Walter Belleville                           4,333,099                       1,221,523
        Michael J. Berthelot                        4,333,099                       1,221,523
        Thomas V. Chema                             4,332,071                       1,222,551
        Michael Glouchevitch                        4,333,071                       1,221,551
        James A. Lawrence                           4,333,099                       1,221,523
        William Recker                              4,332,553                       1,222,069

The results of the voting on the proposal to approve the 1998 Non-Employee Directors' Stock Option Plan were as follows:

            FOR - 4,216,510        AGAINST - 1,278,519        ABSTAIN - 59,592


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        3.2    Bylaws of the Company amended and restated as of July 23, 1998

        27     Financial Data Schedule


(b) A report on Form 8-K was filed on July 13, 1998 to report the June 29, 1998 acquisition by the Company of all of the outstanding stock of Aerospace Rivet Manufacturers Corporation. This report on Form 8-K was amended by the filing on August 27, 1998 of a report on Form 8-K/A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRANSTECHNOLOGY CORPORATION
                                           (Registrant)




Dated:  November 10, 1998            By: /s/ JOSEPH F. SPANIER
                                         -------------------------------------
                                             Joseph F. Spanier, Vice President
                                              and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.

                                 EXHIBIT INDEX



  Exhibit No.               Description
  -----------               -----------
        3.2                 Bylaws of the Company amended and restated
                             as of July 23, 1998

        27                  Financial Data Schedule