Form 10-Q
period 1998-12-27
TRANSTECHNOLOGY CORP
filed 1999-02-09
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1998

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

                                  Yes /X/   No / /


             As of February 2, 1999, the total number of outstanding shares of registrant's one class of common stock was 6,248,253.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.   Financial Information                                                               Page No.
          ---------------------                                                               --------
  Item 1.         Financial Statements....................................................        2

                  Statements of Consolidated Operations--
                  Three and Nine Month Periods Ended December 27, 1998
                  and December 28, 1997...................................................        3

                  Consolidated Balance Sheets--
                  December 27, 1998 and March 31, 1998....................................        4

                  Statements of Consolidated Cash Flows--
                  Nine Months Ended December 27, 1998 and
                  December 28, 1997.......................................................        5

                  Statements of Consolidated Stockholders' Equity--
                  Nine Months Ended December 27, 1998.....................................        6

                  Notes to Consolidated Financial Statements..............................      7-9


  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................................     10-16


PART II.    Other Information

   Item 6.        Exhibits and Reports on Form 8-K........................................     17
   -------

SIGNATURES................................................................................     17

EXHIBIT 10.18.............................................................................     18-19

EXHIBIT 10.19.............................................................................     20-21

EXHIBIT 10.20.............................................................................     22-23

EXHIBIT 10.21.............................................................................     24

EXHIBIT 27................................................................................     25

                          PART I. FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, Statements of Consolidated Cash Flows and Statements of Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries. These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the periods ended December 27, 1998 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Annual Report on Form 10-K filed for the fiscal year ended March 31, 1998.


                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)

                                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                   --------------------------------------    --------------------------------------
                                                   DECEMBER 27, 1998    DECEMBER 28, 1997    DECEMBER 27, 1998    DECEMBER 28, 1997
                                                   -----------------    -----------------    -----------------    -----------------

Net sales                                             $    57,863          $    48,452          $   165,714         $   148,388
Cost of sales                                              39,785               31,998              112,787             100,653
                                                      -----------          -----------          -----------         -----------
Gross profit                                               18,078               16,454               52,927              47,735
                                                      -----------          -----------          -----------         -----------

General, administrative
   and selling expenses                                    10,922                9,438               32,599              29,287
Interest expense                                            2,011                1,810                5,272               5,970
Allowance for possible loss on notes receivable              (300)                  --                  906                  --
Interest income                                              (137)                (309)                (335)               (875)
Royalty and other income                                     (413)                (111)                (603)               (331)
                                                      -----------          -----------          -----------         -----------
Income from continuing operations
   before income taxes                                      5,995                5,626               15,088              13,684

Income taxes                                                2,352                2,312                6,035               5,616
                                                      -----------          -----------          -----------         -----------
Income from continuing operations                           3,643                3,314                9,053               8,068

Loss from discontinued operations (a)                          --                 (161)                  --                (388)
                                                      -----------          -----------          -----------         -----------
Income before extraordinary charge                          3,643                3,153                9,053               7,680

Extraordinary charge for refinancing of debt (b)               --                   --                 (781)                 --
                                                      -----------          -----------          -----------         -----------

   Net income                                         $     3,643          $     3,153          $     8,272         $     7,680
                                                      ===========          ===========          ===========         ===========

Basic Earnings per Share:  (Note 1)
   Income from continuing operations                  $      0.58          $      0.58          $      1.44         $      1.53
   Loss from discontinued operations                           --                (0.03)                  --               (0.07)
   Extraordinary charge for refinancing
     of debt                                                   --                   --                (0.12)                 --
                                                      -----------          -----------          -----------         -----------

   Net income                                         $      0.58          $      0.55          $      1.32         $      1.46
                                                      ===========          ===========          ===========         ===========

Diluted Earnings per Share:
   Income from continuing operations                  $      0.58          $      0.57          $      1.42         $      1.48
   Loss from discontinued operations                           --                (0.03)                  --               (0.07)
   Extraordinary charge for refinancing
     of debt                                                   --                   --                (0.12)                 --
                                                      -----------          -----------          -----------         -----------

   Net income                                         $      0.58          $      0.54          $      1.30         $      1.41
                                                      ===========          ===========          ===========         ===========

Numbers of shares used in computation
  of per share information:
   Basic                                                6,248,000            5,682,000            6,278,000           5,260,000
   Diluted                                              6,314,000            5,867,000            6,385,000           5,442,000


See accompanying notes to unaudited consolidated financial statements.

(a) Loss from discontinued operations is net of applicable tax benefits of $112 and $270 for the three month and nine month periods ended December 28, 1997, respectively.

(b) Extraordinary charge for refinancing of debt is net of applicable tax benefits of $532 for the nine month period ended December 27, 1998.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                                               UNAUDITED
                                                                                           DECEMBER 27, 1998      MARCH 31, 1998
                                                                                           -----------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $     811        $   2,960
    Accounts receivable (net of allowance for doubtful accounts
     of $516 at December 27, 1998 and $556 at March 31, 1998)                                       33,294           33,244
    Notes receivable                                                                                   583            5,086
    Inventories                                                                                     64,241           53,985
    Prepaid expenses and other current assets                                                        1,663            1,022
    Deferred income taxes                                                                            3,628            2,773
    Assets held for sale                                                                                --            5,442
                                                                                                 ---------        ---------
     Total current assets                                                                          104,220          104,512
                                                                                                 ---------        ---------

Property, Plant and Equipment                                                                      113,121           92,981
    Less accumulated depreciation and amortization                                                  35,383           29,295
                                                                                                 ---------        ---------
     Property, Plant and Equipment - net                                                            77,738           63,686
                                                                                                 ---------        ---------

Other assets:
    Notes receivable                                                                                 3,698            7,181
    Costs in excess of net assets of acquired businesses (net of accumulated amortization:
     December 27, 1998, $6,524;  March 31, 1998, $5,115)                                            81,980           45,094
    Other                                                                                           24,243           15,600
                                                                                                 ---------        ---------
     Total other assets                                                                            109,921           67,875
                                                                                                 ---------        ---------
     Total                                                                                       $ 291,879        $ 236,073
                                                                                                 =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                            $      45        $  12,137
    Accounts payable-trade                                                                          10,600           14,694
    Accrued compensation                                                                             4,916            9,764
    Accrued income taxes                                                                             2,362              332
    Other current liabilities                                                                       19,412           11,154
                                                                                                 ---------        ---------
     Total current liabilities                                                                      37,335           48,081
                                                                                                 ---------        ---------
Long-term debt payable to banks and others                                                         110,780           51,350
                                                                                                 ---------        ---------
Other long-term liabilities                                                                         21,435           20,810
                                                                                                 ---------        ---------
Stockholders' equity:
    Preferred stock-authorized, 300,000 shares;  none issued                                            --               --
    Common stock-authorized, 14,700,000 shares of $.01 par value;
     issued 6,636,152 at December 27, 1998, and 6,564,079 at March 31, 1998                             66               66
    Additional paid-in capital                                                                      76,992           75,959
    Retained earnings                                                                               53,586           46,537
    Other stockholders' equity                                                                      (1,860)          (2,731)
                                                                                                 ---------        ---------
                                                                                                   128,784          119,831
    Less treasury stock, at cost - (404,101 shares at December 27, 1998 and
     292,054 at March 31, 1998)                                                                     (6,455)          (3,999)
                                                                                                 ---------        ---------
     Total stockholders' equity                                                                    122,329          115,832
                                                                                                 ---------        ---------
     Total                                                                                       $ 291,879        $ 236,073
                                                                                                 =========        =========


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                   NINE MONTHS ENDED
                                                                           --------------------------------------
                                                                           DECEMBER 27, 1998    DECEMBER 28, 1997
                                                                           -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   8,272           $  7,680

Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary charge for refinancing of debt                                     781                 --
    Depreciation and amortization                                                  7,872              6,557
    Provision for losses on notes and accounts receivable                          1,094                457
    (Gain) loss on sale or disposal of fixed assets                                  (46)               282
Change in assets and liabilities net of acquisitions:
     Decrease in accounts receivable                                               4,362              1,157
     Increase in inventories                                                      (1,625)              (371)
     Decrease in assets held for sale                                                 --                630
     Increase in other assets                                                     (1,147)              (325)
     (Decrease) increase in accounts payable                                      (7,970)               635
     Decrease in accrued compensation                                             (4,866)            (2,497)
     Increase in income tax payable                                                2,274                495
     Decrease in other liabilities                                                (6,387)            (2,214)
                                                                               ---------           --------
    Net cash provided by operating activities                                      2,614             12,486
                                                                               ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                       (43,860)           (34,774)
Capital expenditures                                                              (8,955)            (5,509)
Proceeds from sale of fixed assets                                                   463              1,107
Decrease in notes receivable                                                       3,323              1,362
                                                                               ---------           --------

    Net cash used in investing activities                                        (49,029)           (37,814)
                                                                               ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                               145,773             59,300
Payments on long-term debt                                                       (98,933)           (63,874)
Proceeds from forward exchange rate contracts                                         --              2,036
Proceeds from issuance of stock under stock option plan                              916              1,871
Net proceeds from secondary stock offering                                            --             26,930
Dividends paid                                                                    (1,223)            (1,060)
Treasury stock purchases                                                          (2,317)                --
                                                                               ---------           --------

    Net cash provided by financing activities                                     44,216             25,203
                                                                               ---------           --------

Effect of exchange rate changes on cash                                               50                (63)
Decrease in cash and cash equivalents                                             (2,149)              (188)
Cash and cash equivalents at beginning of period                                   2,960              3,540
                                                                               ---------           --------

Cash and cash equivalents at end of period                                     $     811           $  3,352
                                                                               =========           ========

Supplemental Information:
Interest payments                                                              $   5,364           $  5,111
Income tax payments                                                            $   3,459           $  3,389

Noncash investing activities:
    Exchange of note receivable for equity investment                          $   3,170           $     --

--------------------------------

See accompanying notes to unaudited consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)





                                        COMMON STOCK              TREASURY STOCK           ADDITIONAL
FOR THE NINE MONTHS                 --------------------      -----------------------        PAID-IN         RETAINED
ENDED DECEMBER 27, 1998              SHARES       AMOUNT       SHARES          AMOUNT        CAPITAL         EARNINGS
-----------------------             ---------     ------      --------        -------        --------        --------

Balance, March 31, 1998             6,564,079       $66       (292,054)       $(3,999)       $ 75,959        $ 46,537

Net Income                                 --        --             --             --              --           8,272

Expenses relating to public
   sale of common stock                    --        --             --             --              (4)             --

Cash dividends
   ($.195 per share)                       --        --             --             --              --          (1,223)

Purchase of Treasury Stock                 --        --       (106,600)        (2,317)             --              --

Unrealized investment
   holding gain                            --        --             --             --              --              --

Issuance of stock under
   stock option plan - net             67,011        --             --             --             902              --

Effects of stock under
   incentive bonus plan - net           5,062        --         (5,447)          (139)            135              --

Foreign currency translation
   adjustments                             --        --             --             --              --              --
                                    ---------       ---       --------        -------        --------        --------

Balance, December 27, 1998          6,636,152       $66       (404,101)       $(6,455)       $ 76,992        $ 53,586
                                    =========       ===       ========        =======        ========        ========

                                   OTHER
FOR THE NINE MONTHS             STOCKHOLDERS'
ENDED DECEMBER 27, 1998            EQUITY           TOTAL
-----------------------            -------        ----------

Balance, March 31, 1998            $(2,731)       $ 115,832

Net Income                              --            8,272

Expenses relating to public
   sale of common stock                 --               (4)

Cash dividends
   ($.195 per share)                    --           (1,223)

Purchase of Treasury Stock              --           (2,317)

Unrealized investment
   holding gain                        340              340

Issuance of stock under
   stock option plan - net              --              902

Effects of stock under
   incentive bonus plan - net          (30)             (34)

Foreign currency translation
   adjustments                         561              561
                                   -------        ---------

Balance, December 27, 1998         $(1,860)       $ 122,329
                                   =======        =========


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

        The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as followed: (in thousands)



                                          Three Months Ended                       Nine Months Ended
                                 --------------------------------------   -------------------------------------
                                  December 27, 1998   December 28, 1997   December 27, 1998   December 28, 1997
                                 ------------------   -----------------   -----------------   -----------------
Basic Earnings per Share:
  Weighted average common
    shares outstanding                    6,248               5,682               6,278               5,260
                                          =====               =====               =====               =====

Diluted Earnings per Share:
  Weighted average common
    shares outstanding                    6,248               5,682               6,278               5,260
  Stock Options (dilutive*)                  66                 185                 107                 182
                                          -----               -----               -----               -----

Denominator for diluted
  Earnings per Share                      6,314               5,867               6,385               5,442
                                          =====               =====               =====               =====



     * Not including anti-dilutive stock options which were 40 and 21 thousand, respectively, for the three month and nine month periods in 1998, and zero for both periods in 1997.

NOTE 2.        Comprehensive Income

        Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that the Company report the change in its net assets during the period from nonowner sources. This statement only requires additional disclosures, and does not impact the Company's consolidated financial position or cash flows. For the three and nine month periods ended December 27, 1998 and December 28, 1997, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains/(losses) on marketable securities. Comprehensive income is summarized below.


                                                Three Months Ended                          Nine Months Ended
                                      --------------------------------------     ----------------------------------------
                                      December 27, 1998    December 28, 1997     December 27, 1998      December 28, 1997
                                      -----------------    -----------------     -----------------      -----------------

Net income                                $ 3,643                $ 3,153                $8,272               $ 7,680
Other comprehensive
 income (loss), net of tax:
  Foreign currency
   translation adjustment                     (32)                   205                   561                  (161)
  Unrealized investment
    holding gain (loss)                       349                   (129)                  340                   (79)
                                          -------                -------                ------               -------
Total comprehensive
  income                                  $ 3,960                $ 3,229                $9,173               $ 7,440
                                          =======                =======                ======               =======



NOTE 3.        Inventories:

        Inventories are summarized as follows:


                                                December 27, 1998             March 31, 1998
                                                -----------------             --------------

            Finished goods                          $ 26,535                    $ 22,515
            Work-in-process                           12,770                      11,330

            Purchased and
            manufactured parts                        24,936                      20,140
                                                    --------                    --------
               Total inventories                    $ 64,241                    $ 53,985
                                                    ========                    ========



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

NOTE 5.        Long-Term Debt Payable to Banks and Others

        Long-term debt payable, including current maturities, consisted of the following:

                                  December 27, 1998         March 31, 1998

Credit agreement - 7.04%               $107,348                      --
Credit agreement - 7.75%                  2,800                $  2,676
Term loan        - 6.85%                     --                  36,099
Term loan        - 9.79%                     --                  24,000
Other                                       677                     712
                                       --------                  ------
                                        110,825                  63,487
Less current maturities                      45                  12,137
                                       --------                  ------

Total                                  $110,780                $ 51,350
                                       ========                ========

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

        On December 27, 1998 the Company's domestic debt consisted of $88.8 million of borrowings under the Revolver and $0.7 million of other borrowings. Letters of credit outstanding under the line at December 27, 1998 were $0.1 million. Amounts outstanding under International Lines of Credit were $21.3 million at December 27, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and nine months periods in this Management's Discussion refer to the three and nine months periods ended December 27, 1998 for fiscal year 1999 and the three and nine months periods ended December 28, 1997 for fiscal year 1998. Also when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amount per share refers to diluted amounts per share.

Sales for the nine months period in 1999 were $165.7 million, an increase of $17.3 million or 12% from the comparable period in 1998. For the three month period in 1999 sales were $57.9 million, a $9.4 million or 19% increase from the comparable period in 1998. As further discussed below, the increased sales performance for the nine and three month periods in 1999 resulted primarily from the acquisitions of ARM on June 29, 1998 and NORCO, Inc. on July 28, 1998.

Gross profit for the nine month period in 1999 increased $5.2 million or 11% from the comparable period in 1998. For the three month period in 1999, gross profit increased $1.6 million or 10%. Operating profit from continuing operations for the nine month period in 1999 was $27.5 million, an increase $2.3 million or 9% from the comparable period in 1998. For the three month period in 1999 operating profit from continuing operations was $9.4 million, an increase of $0.4 million or 5% from the comparable period in 1998. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income, after an extraordinary item, for the nine month period in 1999 was $8.3 million or $1.30 per share on a diluted basis, compared to $7.7 million or $1.41 per share, for the comparable period of 1998. The three month period in 1999 reported net income of $3.6 million or $0.58 per share compared to $3.2 million or $0.54 per share for the year earlier period. Net income for the nine month period in 1999 included an extraordinary charge in the amount of $0.8 million or $0.12 per share after tax for the refinancing of debt. Net income for both periods in 1999 also included a provision for a possible loss on a note receivable from the sale of a previously discontinued company. The amount of the charge in the nine month period in 1999 was $0.9 million pre-tax which reflected a change in the collectability estimate during the three month period in 1999 for $0.3 million pre-tax. The extraordinary charge for the refinancing of debt of $0.8 million after tax is discussed in more detail in the discussion of liquidity and capital resources section.

Interest expense decreased $0.7 million for the nine month period in 1999 primarily due to reduced bank debt following the November 1997 common stock offering. For the three month period in 1999 interest expense increased by $0.2 million reflecting the increased bank debt which was used for acquisitions during the second quarter of fiscal 1999 as discussed in Note 4. Interest expense for both the nine month and three periods was favorably affected by reduced LIBOR and Prime interest rates.

New orders received during the nine month period in 1999 totaled $166.6 million, an increase of $11.7 million or 8% from 1998's comparable period. For the three month period, new orders totaled $54.2 million, an increase of $0.5 million or 1% from last year's comparable period. The increased new orders for both the nine month and three month periods were primarily due to the acquisitions of ARM and NORCO, Inc. partially offset by a slight reduction of new orders in the Specialty Fastener segment. At December 27, 1998, total backlog of unfilled orders was $98.0 million compared to $78.9 million at December 28, 1997, primarily due to the acquisitions of ARM and NORCO, Inc.

FINANCIAL SUMMARY BY PRODUCT SEGMENT
(In Thousands of Dollars)



                                                           NINE MONTHS ENDED                                 NET CHANGE
                                               ------------------------------------------           ---------------------------
                                               DECEMBER 27, 1998        DECEMBER 28, 1997               $                    %
                                               -----------------        -----------------           --------                ---
Sales:

     Specialty fastener products                  $ 130,720                $ 122,179                $  8,541                  7
     Aerospace products                              34,994                   26,209                   8,785                 34
                                                  ---------                ---------                --------

                          Total                   $ 165,714                $ 148,388                $ 17,326                 12
                                                  =========                =========                ========


Operating profit:

     Specialty fastener products                  $  19,133                $  19,159                $    (26)                (0)
     Aerospace products                               8,372                    6,049                   2,323                 38
                                                  ---------                ---------                --------

                          Total                   $  27,505                $  25,208                $  2,297                  9


Corporate expense (a)                                (7,478)                  (6,463)                 (1,015)               (16)

Corporate interest and other income                     333                      909                    (576)               (63)

Interest expense                                     (5,272)                  (5,970)                    698                 12
                                                  ---------                ---------                --------


Income from continuing
     operations before
     income taxes                                 $  15,088                $  13,684                $  1,404                 10
                                                  =========                =========                ========


(a) The corporate expense for the nine month period ended December 27, 1998, includes an estimated $0.9 million increase to the allowance to offset a possible loss on notes receivable.

FINANCIAL SUMMARY BY PRODUCT SEGMENT
(In Thousands of Dollars)



                                                        THREE MONTHS ENDED                                NET CHANGE
                                             -----------------------------------------         ----------------------------
                                             DECEMBER 27, 1998       DECEMBER 28, 1997              $                    %
                                             -----------------       -----------------           -------                ---
Sales:

     Specialty fastener products                 $ 43,353                $ 39,481                $ 3,872                 10
     Aerospace products                            14,510                   8,971                  5,539                 62
                                                 --------                --------                -------

                          Total                  $ 57,863                $ 48,452                $ 9,411                 19
                                                 ========                ========                =======


Operating profit:

     Specialty fastener products                 $  5,750                $  6,734                $  (984)               (15)
     Aerospace products                             3,696                   2,304                  1,392                 60
                                                 --------                --------                -------

                          Total                  $  9,446                $  9,038                $   408                  5


Corporate expense (a)                              (1,584)                 (1,867)                   283                 15

Corporate interest and other income                   144                     265                   (121)               (46)

Interest expense                                   (2,011)                 (1,810)                  (201)               (11)
                                                 --------                --------                -------


Income from continuing
     operations before
     income taxes                                $  5,995                $  5,626                $   369                  7
                                                 ========                ========                =======


(a) The corporate expense for the three month period ended December 27, 1998, includes an estimated $0.3 million reduction to the allowance to offset a possible loss on notes receivable.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the specialty fastener products segment were $130.7 million for the nine month period in 1999, an increase of $8.5 million or 7% from the comparable period in 1998. Sales for the three month period in 1999 were up $3.9 million or 10% from the same period in 1998. The nine and three month increases in 1999 were primarily due to the inclusion of ARM's operations in the current year periods. The increased sales from the ARM acquisition were partially offset in both periods by lower domestic retaining ring sales relating to the consolidation of our two North American retaining ring factories. International fastener sales for both periods were slightly higher with an increase in European sales partially offset by a decrease in Brazilian sales.

Operating profit for the segment was $19.1 million for the nine month period in 1999, basically equal to the comparable period in 1998. The three month period in 1999 reported an operating profit of $5.8 million, a decrease of $1.0 million or 15% from the comparable period in 1998. The decreased operating profit was primarily due to lower operating margins at the company's domestic and European hose clamp operations and lower volume at the domestic retaining ring operations, which were partially offset by the ARM acquisition in June 1998.

New orders were flat for the nine month period in 1999, as compared to the same period in 1998. New orders for the three month period in 1999 decreased $3.7 million or 8% from the comparable period in 1998. The primary reasons for this decrease were due to reduced new orders at the company's domestic and European hose clamp operations, partially offset by the ARM acquisition in June 1998. Backlog of unfilled orders at December 27, 1998 was $50.0 million compared to $46.8 million at December 28, 1997, primarily due to the acquisition of ARM.

AEROSPACE PRODUCTS SEGMENT

Sales for the aerospace products segment were $35.0 million for the nine month period in 1999, an increase of $8.8 million or 34% from the comparable period in 1998. Sales for the three month period in 1999 were $14.5 million, up $5.5 million or 62% from the comparable period in 1998. The increases were primarily due to the acquisition of NORCO, Inc. on July 28, 1998.

Operating profit for the nine month period in 1999 was $8.4 million, an increase of $2.3 million or 38% from the comparable period in 1998. The three month period reflected an operating profit of $3.7 million, a increase of $1.4 million or 60% from the comparable period in 1998. The increased operating profit for both periods was also primarily due to the acquisition of NORCO, Inc.

New orders for the nine month period in 1999 increased $12.6 million or 49% from the comparable period in 1998. New orders for the three month period in 1998 increased $ 4.2 million or 46% from the comparable period in 1998. The increases in both 1999 periods were due to the NORCO, Inc. acquisition and increased orders at the Breeze-Eastern division during the nine month period. Backlog of unfilled orders at December 27, 1998 was $48.0 million compared to $32.1 million at December 28, 1997, primarily due to the NORCO, Inc. acquisition and higher backlog at Breeze-Eastern.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 48% as of December 27, 1998, compared to 35% as of March 31, 1998, primarily due to increased bank borrowings for the acquisitions of ARM and NORCO, Inc. in the second quarter of fiscal 1999. The current ratio at December 27, 1998, stood at 2.79 compared to 2.17 at March 31, 1998. Working Capital was $66.9 million at December 27, 1998, up $10.5 million from March 31, 1998.

During the nine months ended December 27, 1998, the Company purchased 106,600 shares of treasury stock for $2.3 million. Treasury stock purchases are made in the open market or in negotiated transactions when opportunities arise. Plans to purchase Treasury stock are subject to the terms of the Company's credit agreement and may be discontinued by the Company at any time.

On June 28, 1998, the Company reclassified approximately $5.4 million of assets held for sale, primarily land and buildings, to other long term assets due to the termination of sales negotiations. There are no current substantive negotiations which could result in liquidation within the next twelve months, although the Company continues to actively seek to sell the properties.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the nine month period in 1999 were $ 9.0 million as compared with $5.5 million in the comparable period in 1998.

EXTRAORDINARY CHARGE FOR REFINANCING OF DEBT

On July 24, 1998 the Company refinanced its long term debt. The new financing agreement increased the Company's revolving credit limit to $125 million and eliminated the Term A loan and the Term B loan. The new agreement is with substantially the same group of lenders and has similar collateral and customary covenants, but is no longer asset based and does not require principal payments until maturity on July 23, 2003. The unamortized costs associated with the old credit agreement have been charged to earnings in fiscal year 1999 in the amount of $1.3 million before tax. The after tax amount of $0.8 million is classified as an extraordinary charge in the Statement of Consolidated Operations for the nine month period ended December 27, 1998.

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

YEAR 2000 ISSUE

The Company is preparing for the impact of the Year 2000 issue, including the impact that it may have on the Company's material third party vendors, suppliers and customers. The Year 2000 issue relates to the computer storage of dates with the format of the year as either a two digit or a four digit data field. Computer programs which have only a two digit field to identify the year must be modified prior to the year 2000, otherwise the year 2000 may be confused with year 1900. This confusion, if left unresolved, could potentially disrupt the Company's internal business operations or the operations of third parties with whom the Company does business.

The Company has taken steps to have all of its computer systems and facilities in compliance with the Year 2000 date requirement before that date is reached. Thus far the Company has reviewed its facilities and internal computer systems at all locations for compliance. Identification and testing of all internal systems has been underway for over a year and is in the later stages of completion. Progress is currently being monitored on a monthly basis at all business units. Some surveys of key customers and suppliers have been obtained and are being updated on an on-going basis.

The total cost associated with Year 2000 remediation is not expected to be material to the Company's financial condition or results of operations. The Company's planned expenditure for Year 2000 compliance is $0.5 million, most of which has been or is expected to be spent during the current fiscal year. The Company has addressed contingency planning for the Year 2000 issue and has outlined various plans for further development based upon additional test results and survey findings. The anticipated completion date for all Year 2000 compliance is September 1999. The expected completion date and costs for Year 2000 compliance are based on estimates and future assumptions which are subject to uncertainty. Such forward-looking assessments may be adversely affected by subsequent findings and test results which could have a material impact on the Company's financial condition or results of operations.

Based on the information obtained to date, the Company does not believe that there will be any significant interruptions in systems that will adversely affect the Company relative to the Year 2000 issue. The Company is not able, however, to identify or control all external Year 2000 issues, such as those which may exist at the governmental, supplier and customer levels.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------
       10.18       Form of First Amendment to Executive Severance Agreement with
                   Officers of the Company*

       10.19       Form of First Amendment to Executive Severance Agreement with Subsidiary
                   Presidents*

       10.20       Form of First Amendment to Executive Severance Agreement with Division
                   Presidents*

       10.21       Form of First Amendment to Executive Severance Agreement with Overseas
                   Subsidiary Managing Directors*

       27          Financial Data Schedule


-----------

         * Forms of Initial Agreements were previously filed as exhibits to Registrant's Form 10-K for the fiscal year ended March 31, 1997.

(b) No reports on Form 8-K were filed during the quarter ended December 27, 1998.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANSTECHNOLOGY CORPORATION
                                         (Registrant)


Dated: February 9, 1999          By:   /s/ Joseph F. Spanier
                                       ----------------------------------
                                       JOSEPH F. SPANIER, Vice President
                                       and Chief Financial Officer*


         *  On behalf of the Registrant and as Principal Financial Officer.