Form 10-K
period 1999-03-31
TRANSTECHNOLOGY CORP
filed 1999-06-15
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 1999

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

                                    Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 7, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $122,730,560.00. (See Item 12)

     As of June 7, 1999, the registrant had 6,136,528 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Annual Report for the fiscal year ended March 31, 1999 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the fiscal year ended March 31, 1999 is incorporated by reference into Part III hereof.

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

         TransTechnology Corporation's core business areas are specialty fastener products and aerospace products. During 1999, the Company continued its program to improve its position as one of the world's major suppliers of specialty fasteners to the transportation and industrial markets. Key aspects of this program include growth through acquisitions and the consolidation and rationalization of its domestic retaining ring manufacturing operations. Actions taken during 1999 to accomplish these goals included the acquisition of all of the outstanding stock of Aerospace Rivet Manufacturers Corporation. For a more detailed description of this transaction, see Note 3 of "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report on page 14 which is incorporated herein by reference. Additionally, the Company has substantially completed the process of consolidating its United States retaining ring manufacturing distribution facilities into one cost efficient manufacturing facility and one overall distribution facility both located in New Jersey. These actions, together with additional strategic acquisition activities during and subsequent to the close of the fiscal year, further strengthen the Company's position as one of the world's major suppliers of specialty fastener products to the transportation and industrial markets.

         Breeze-Eastern and NORCO, Inc. ("NORCO") make up the aerospace products segment, and are the world's leading designers and manufacturers of sophisticated helicopter rescue hoists, cargo winches, cargo hook systems, mechanical components such as hold open rods, and application-specific mechanical and linear motion systems. These products are sold primarily to military and civilian agencies and aerospace contractors. The acquisition of all of the outstanding stock of NORCO was accomplished in 1999. For a more detailed description of this transaction, see Note 3 of "Notes to Consolidated Financial Statements" included in the Company's 1999 Annual Report on page 14 which is incorporated herein by reference.

SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Seeger Group of companies ("Seeger-Orbis", "Anderton", and "Seeger Reno"), its Breeze Industrial Products division ("Breeze Industrial"), its Palnut Company division ("Palnut"), TCR Corporation ("TCR"), Waldes/IRR division ("Waldes/IRR"), the Pebra hose clamp business ("Pebra") and Aerospace Rivet Manufacturers Corporation ("ARM"). The Seeger Group of companies and Waldes/IRR all design and manufacture highly engineered retaining rings for both the domestic and international transportation and industrial markets. Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for use in the heavy truck and industrial equipment industries by both original equipment manufacturers and replacement suppliers. Pebra designs and manufactures hose clamps primarily for heavy truck manufacturers in Europe. The Palnut Company manufactures single and multi-thread metal fasteners for the automotive and industrial products markets. These include lock nuts used for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-Nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; and various single-threaded parts designed for insertion into metal or plastic panels. TCR Corporation designs and manufactures sophisticated externally threaded fastening devices and custom industrial components by combining its expertise in cold forging and machining technologies. TCR products are used by industrial customers worldwide, with key market groups including the automotive, hydraulic and recreational product industries. ARM designs and manufactures rivets and externally threaded fasteners primarily for the aerospace industry.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products contributed 78%, 83% and 81% of the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

         At March 31, 1999, the Company's Specialty Fastener Products segment backlog was $45.9 million, compared to $43.5 million at March 31, 1998. The increase is primarily the result of the acquisition of ARM. Substantially all of the March 31, 1999 backlog is scheduled to be shipped during fiscal 2000.


AEROSPACE PRODUCTS

         The Company's aerospace products are designed, developed and manufactured by Breeze-Eastern and NORCO. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs. NORCO designs, develops and manufactures mechanical components and systems such as hold open rods, quick connect/disconnect locking systems, helicopter blade restraint systems, latch assemblies, safety locks and application-specific mechanical systems. Its power transmission line of products include rollnuts, rollnut longspan assemblies, ball reversers, ball oscillators, FlenNut(TM) assemblies and other application-specific linear motion assemblies.

         Breeze-Eastern and NORCO sell their products through internal marketing representatives and several independent sales representatives and distributors. The Aerospace product lines contributed 22%, 17% and 19% to the Company's consolidated net sales in 1999, 1998 and 1997, respectively.

         The Aerospace Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 1999, the backlog of unfilled orders was $43.8 million, compared to $32.4 million at March 31, 1998. The increase is primarily the result of the acquisition of NORCO. The majority of the March 31, 1999 backlog is expected to be shipped during fiscal 2000.

DEFENSE INDUSTRY SALES

         Approximately 10% of the Company's consolidated net sales in 1999, as compared to 11% and 9% in 1998 and 1997, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.


ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 12 of Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on page 20 which is incorporated herein by reference.


COMPETITION

         The Company's businesses compete in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance, delivery and price. The Company's ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company is successfully doing so both internally and through acquisitions. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete in more than one of these businesses could have a materially adverse effect on the Company's profitability.


RAW MATERIALS

         The various components and raw materials used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, such items can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. The Company's business is not dependent upon a single supplier or a few suppliers, the loss of which would have a materially adverse effect on the Company's consolidated financial position.

EMPLOYEES

         As of May 28, 1999, the Company employed 1,750 people. There were 1,438 employees associated with the Specialty Fastener Products segment, 291 with the Aerospace Products segment and 21 with the corporate office.


FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 13 of Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on pages 20-22 and is incorporated herein by reference.


FOREIGN OPERATIONS AND SALES

         The Company's foreign-based facilities during fiscal 1999 consisted of the Seeger-Orbis and Pebra facilities located in Germany, the Anderton facility located in the U.K., a sales office in Paris, France and the Seeger Reno facility located in Brazil. The Company acquired all of these businesses on June 30, 1995, except for Pebra which was acquired on June 18, 1996. The Company had foreign sales of $56.7 million, $57.2 million and $58.0 million in fiscal 1999, 1998 and 1997, respectively, representing 25%, 28% and 32% of the Company's consolidated net sales in each of those years, respectively. The Company had export sales of $31.2 million, $20.3 million and $19.8 million in fiscal 1999, 1998 and 1997, respectively, representing 14%, 10% and 11% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 13 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on pages 20-22 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                              Owned or
         Location                     Use of Premises                          Leased               Sq. Ft
         --------                     ---------------                          ------               ------
Liberty Corner, New Jersey            Executive Offices                        Leased               13,000



SPECIALTY FASTENER
PRODUCTS SEGMENT

Saltsburg, Pennsylvania               Breeze Industrial offices and             Owned              120,000
                                      manufacturing plant

Mountainside, New Jersey              Palnut offices and manufacturing          Owned              142,000
                                      plant

Irvington, New Jersey                 Industrial Retaining Ring                 Owned               37,000
                                      manufacturing plant

Millburn, New Jersey                  Waldes/IRR offices                        Leased              53,100
                                      and distribution center

Santa Fe Springs, California          Aerospace Rivet Manufacturers             Leased              33,000
                                      Corporation office and
                                      manufacturing plant

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

Bingley, England                      Anderton offices and                      Owned              124,000
                                      manufacturing plant

Sao Paulo, Brazil                     Seeger Reno offices and                   Owned               85,000
                                      manufacturing plant

Paris, France                         Retaining ring sales office               Leased                 500

Frittlingen, Germany                  Pebra offices and                         Owned               30,000
                                      manufacturing plant

AEROSPACE PRODUCTS SEGMENT

Union, New Jersey                     Breeze-Eastern offices                    Owned              188,000
                                      and manufacturing plant

Ridgefield, Connecticut               NORCO, Inc.                               Owned               35,000

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


ITEM 3.  LEGAL PROCEEDINGS

        The information required has been included in Note 12 of Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report on page 20 and is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three month period ended March 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, par value $0.01, is traded on the New York Stock Exchange under the symbol TT. The following table sets forth the range of high and low closing sales prices of the Company's Common Stock for the calendar quarters indicated, as reported by the New York Stock Exchange.

                                                       High                 Low
                                                       ----                 ---
         Fiscal 1998
             First Quarter                           $ 22-7/8          $   19-7/8
             Second Quarter                            26-11/16            22-3/4
             Third Quarter                             28-5/16             26
             Fourth Quarter                            30-5/16             25-1/2

         Fiscal 1999
             First Quarter                           $ 30-5/8          $   25-9/16
             Second Quarter                            27-1/8              20-1/4
             Third Quarter                             23-11/16            18-9/16
             Fourth Quarter                            20-3/4              16-1/2

         Fiscal 2000
             First Quarter                           $ 21-1/4          $   16-1/2
             (through June 7, 1999)


        As of June 7, 1999, the number of stockholders of record of the Common Stock was 1,878. On June 7, 1999, the closing sales price of the Common Stock was $20.00.


        The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.065 per share on June 2, September 1 and December 1, 1997, March 2, June 1, September 1 and December 1, 1998 and March 1, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required has been included in the Company's 1999 Annual Report on page 1 and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required has been included in the Company's 1999 Annual Report on pages 24-29 and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required has been included in the Company's 1999 Annual Report on pages 28-29 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements: The information required has been included in the Company's 1999 Annual Report on pages 9-29 and is incorporated herein by reference.

        Quarterly Financial Data: The information required has been included in
        Note 14 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report on page 22 and is incorporated herein by reference.

        Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 1999, 1998 and 1997.

                  Schedules required by Article 5 of Regulation S-X, other than that listed above, are omitted because of the absence of the conditions under which they are required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1999 and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1999 and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1999 and is incorporated herein by reference.

         For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Company's Proxy Statement for the year ended March 31, 1999 and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of the Annual Report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at March 31, 1999 and 1998

                  Statements of Consolidated Operations for the years ended March 31, 1999, 1998 and 1997

                  Statements of Consolidated Cash Flows for the years ended March 31, 1999, 1998 and 1997

                  Statements of Consolidated Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules:

                  Independent Auditors' Report

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 1999, 1998 and 1997

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three-month period ended March 31, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 11, 1999

                                        TRANSTECHNOLOGY CORPORATION




                                        By:  /s/Michael J. Berthelot
                                               Michael J. Berthelot,
                                               Chairman of the Board, President
                                               and Chief Executive Officer

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

   Signature                                   Title                                                            Date
   ---------                                   -----                                                            ----
/s/Michael J. Berthelot                     Chairman of the Board, President                              June 11, 1999
-----------------------------------         and Chief Executive Officer
MICHAEL J. BERTHELOT                        (Principal Executive Officer)



/s/Joseph F. Spanier                        Vice President, Chief Financial Officer                       June 11, 1999
-----------------------------------         and Treasurer
JOSEPH F. SPANIER                           (Principal Financial and Accounting Officer)



/s/Walter Belleville                        Director                                                      June 11, 1999
-----------------------------------
WALTER BELLEVILLE


/s/Gideon Argov                             Director                                                      June 11, 1999
-----------------------------------
GIDEON ARGOV


/s/Thomas V. Chema                          Director                                                      June 11, 1999
-----------------------------------
THOMAS V. CHEMA


/s/James A. Lawrence                        Director                                                      June 11, 1999
-----------------------------------
JAMES A. LAWRENCE


/s/Michel Glouchevitch                      Director                                                      June 11, 1999
-----------------------------------
MICHEL GLOUCHEVITCH


/s/William J. Recker                        Director                                                      June 11, 1999
-----------------------------------
WILLIAM J. RECKER

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the consolidated financial statements of TransTechnology Corporation and subsidiaries as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated May 12, 1999; such consolidated financial statements and report are included in your 1999 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 12, 1999

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                        BALANCE AT          CHARGED TO      CHARGED TO                         BALANCE
                        BEGINNING OF        COSTS AND       OTHER                              AT END
DESCRIPTION             PERIOD              EXPENSES        ACCOUNTS           DEDUCTIONS      OF PERIOD
--------------------    -------------       ----------      -----------        ----------      ---------
1999

Allowances for
doubtful accounts
and sales returns           $  556          $  230          $   40(A)          $  586          $  240

Inventory reserves          $6,382          $1,432              --             $3,099          $4,715

Environmental
reserves                    $3,141          $  479              --             $1,480          $2,140

1998

Allowances for
doubtful accounts
and sales returns           $  588          $  537          $   20(B)          $  589          $  556

Inventory reserves          $6,363          $1,014              --             $  995          $6,382

Environmental
reserves                    $3,177          $  642              --             $  678          $3,141

1997

Allowances for
doubtful accounts
and sales returns           $  735          $  139          $  246             $  532          $  588

Inventory reserves          $7,704          $  825              --             $2,166          $6,363

Environmental               $3,885          $  238              --             $  946          $3,177
reserves


(A) Amount represents balances acquired from ARM and NORCO, Inc. acquisitions.

(B) Amount represents balance acquired from TCR Corporation acquisition.

                                INDEX TO EXHIBITS

                                                                                                                          Page
                                                                                                                      Sequentially
                                                                                                                        Numbered



3.1      Certificate of Incorporation of the Company.(1)                                                                  --

3.2      Bylaws of the Company Amended and Restated as of April 15, 1999.                                                 --

10.1     1996 - 1998 Incentive Compensation Plan of the Company.(10)                                                      --

10.2     Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)                                            --

10.3     Form of Incentive Stock Option Agreement.(2)                                                                     --

10.4     Form of Director Stock Option Agreement.(3)                                                                      --

10.5     Form of Restricted Stock Award Agreement used under the Company's Amended and
         Restated 1992 Long Term Incentive Plan.(4)                                                                       --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors.(5)                                                                                   --

10.7     Executive Life Insurance Plan.(6)                                                                                --

10.8     Amended and Restated Credit Agreement dated as of June 30, 1995 and amended and
         restated as of July 24, 1998 between the Company and BankBoston, N.A.                                            --

10.9     Amendment Agreement No. 1 to the Amended and Restated Credit Agreement dated
         as of August 21, 1998 between the Company and BankBoston, N.A.                                                   --

10.10    Amendment Agreement No. 2 to the Amended and Restated Credit Agreement dated
         as of November 27, 1998 between the Company and BankBoston, N.A.                                                 --

10.11    Amendment Agreement No. 3 to the Amended and Restated Credit Agreement dated
         as of December 23, 1998 between the Company and BankBoston, N.A.                                                 --

10.14    Form of Executive Severance Agreement with Officers of the Company.(10)                                          --

10.15    Form of Executive Severance Agreement with Subsidiary Presidents.(10)                                            --

10.16    Form of Executive Severance Agreement with Division Presidents.(10)                                              --

10.17    Form of Executive Severance Agreement with Overseas Subsidiary Managing Directors.(10)                           --

10.18    Form of First Amendment to Executive Severance Agreement with Officers of the Company.(11)                       --

10.19    Form of First Amendment to Executive Severance Agreement with Subsidiary Presidents.(11)                         --

10.20    Form of First Amendment to Executive Severance Agreement with Division Presidents.(11)                           --

10.21    Form of First Amendment to Executive Severance Agreement with Overseas Subsidiary
         Managing Directors.(11)                                                                                          --

10.22    Consulting Agreement with John Dalton.                                                                           --

10.23    1999-2001 Incentive Compensation Plan of the Company.                                                            --

10.24    1998 Non-Employee Directors' Stock Option Plan of the Company.(12)                                               --

                                                                                                                          Page
                                                                                                                      Sequentially
                                                                                                                        Numbered



10.25    Form of Stock Option Agreement used under the Company's 1998 Non-Employee
         Directors' Stock Option Plan                                                                                     --

13       The Company's 1999 Annual Report.                                                                                --

21       List of Subsidiaries of the Company.                                                                             --

27       Financial Data Schedule.                                                                                         --

---------------------



(1)      Incorporated by reference from the Company's Form 8-A Registration Statement
         No. 2-85599 dated February 9, 1987.                                                                              --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 333-45059 dated January 28, 1998.                                                                   --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                                        --

(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                                        --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1987.                                                                        --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1989.                                                                        --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                                          --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1996.                                                                            --

(9)      Incorporated by reference from the Company's Report on Form 8-K
         filed on April 29, 1997.                                                                                         --

(10)     Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1997.                                                                            --

(11)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 27, 1998.                                                                             --

(12)     Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 333-70877 dated January 20, 1999.                                                                   --