Form 10-Q
period 1999-06-27
TRANSTECHNOLOGY CORP
filed 1999-08-11
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1999

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          Commission file number 1-7872

                              ---------------------

                           TRANSTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                   Delaware
        (State or other jurisdiction of                   95-4062211
        incorporation or organization)                 (I.R.S. employer
                150 Allen Road                        identification no.)
          Liberty Corner, New Jersey                         07938
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

                               Yes    X         No
                                   -------        -------

               As of August 5, 1999, the total number of outstanding shares of registrant's one class of common stock was 6,132,003.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX


PART I.   Financial Information                                                                              Page No.

  Item 1.             Financial Statements....................................................................  2
  -------

                      Statements of Consolidated Operations--
                      Three Month Periods Ended June 27, 1999
                      and June 28, 1998.......................................................................  3

                      Consolidated Balance Sheets--
                      June 27, 1999 and March 31, 1999........................................................  4

                      Statements of Consolidated Cash Flows--
                      Three Month Periods Ended June 27, 1999 and
                      June 28, 1998...........................................................................  5

                      Statements of Consolidated Stockholders' Equity--
                      Three Month Period Ended June 27, 1999 .................................................  6

                      Notes to Consolidated Financial Statements..............................................  7 - 10

  Item 2.             Management's Discussion and Analysis of Financial
                      Condition and Results of Operations .................................................... 11 - 15

  Item 3.             Quantitative and Qualitative Disclosures about Market Risk.............................. 16
  -------


PART II.    Other Information

  Item 1.             Legal Proceedings....................................................................... 17
  -------

  Item 6.             Exhibits and Reports on Form 8-K........................................................ 17
  -------

SIGNATURES.................................................................................................... 17

EXHIBIT 27.................................................................................................... 18

                          PART I. FINANCIAL INFORMATION



ITEM 1.    FINANCIAL STATEMENTS


The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, Consolidated Cash Flows and Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries, collectively, "the Company". These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended June 27, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Conditions and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Annual Report on Form 10-K filed for the fiscal year ended March 31, 1999.










                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)


                                                                                          THREE MONTHS ENDED
                                                                        -------------------------------------------------------
                                                                         JUNE 27, 1999                          JUNE 28, 1998
                                                                        ----------------                       ----------------

Net sales                                                               $        55,368                        $        51,483
Cost of sales                                                                    39,251                                 34,583
                                                                        ----------------                       ----------------
Gross profit                                                                     16,117                                 16,900
                                                                        ----------------                       ----------------

General, administrative
   and selling expenses                                                          11,185                                 10,336
Interest expense                                                                  1,630                                  1,351
Interest income                                                                     (63)                                   (99)
Royalty and other income                                                           (232)                                   (70)
                                                                        ----------------                       ----------------
Income before income taxes                                                        3,597                                  5,382

Income taxes                                                                      1,439                                  2,180
                                                                        ----------------                       ----------------

   Net income                                                           $         2,158                        $         3,202
                                                                        ================                       ================


Basic Earnings per Share  (Note 1)                                      $          0.35                        $          0.51
                                                                        ================                       ================


Diluted Earnings per Share                                              $          0.35                        $          0.50
                                                                        ================                       ================


Number of shares used in computation
  of per share information:
     Basic                                                                    6,124,000                              6,285,000
     Diluted                                                                  6,158,000                              6,439,000


See accompanying notes to consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                   (In Thousands of Dollars Except Share Data)

                                                                                                     UNAUDITED
                                                                                                    JUNE 27, 1999    MARCH 31, 1999
                                                                                                    -------------    --------------
ASSETS
Current assets:
       Cash and cash equivalents                                                                        $      69        $   2,255
       Accounts receivable (net of allowance for doubtful accounts
           of $289 at June 27, 1999 and $240 at March 31, 1999)                                            37,527           36,323
       Notes and other receivables                                                                            687              658
       Inventories                                                                                         55,955           58,668
       Prepaid expenses and other current assets                                                            1,317            1,702
       Deferred income taxes                                                                                1,246            1,295
                                                                                                        ---------        ---------
           Total current assets                                                                            96,801          100,901
                                                                                                        ---------        ---------

Property, Plant and Equipment                                                                             111,881          111,401
       Less accumulated depreciation and amortization                                                      37,102           35,017
                                                                                                        ---------        ---------
           Property, Plant and Equipment - net                                                             74,779           76,384
                                                                                                        ---------        ---------

Other assets:
       Notes receivable                                                                                     3,497            3,694
       Costs in excess of net assets of acquired businesses (net of accumulated amortization:
           June 27, 1999, $7,533;  March 31, 1999, $7,002)                                                 76,545           76,731
       Other                                                                                               22,110           22,010
                                                                                                        ---------        ---------
           Total other assets                                                                             102,152          102,435
                                                                                                        ---------        ---------
            Total                                                                                       $ 273,732        $ 279,720
                                                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                                                $      46        $      46
       Accounts payable-trade                                                                              10,786           14,247
       Accrued compensation                                                                                 5,078            6,161
       Accrued income taxes                                                                                 1,912              765
       Other current liabilities                                                                            6,553            8,588
                                                                                                        ---------        ---------
           Total current liabilities                                                                       24,375           29,807
                                                                                                        ---------        ---------
Long-term debt payable to banks and others                                                                100,429          102,463
                                                                                                        ---------        ---------
Other long-term liabilities                                                                                23,537           23,740
                                                                                                        ---------        ---------
Stockholders' equity:
       Preferred stock-authorized, 300,000 shares;  none issued                                              --               --
       Common stock-authorized, 14,700,000 shares of $.01 par value;
           issued 6,678,397 at June 27, 1999, and 6,653,855 at March 31, 1999                                  67               67
       Additional paid-in capital                                                                          77,483           77,246
       Retained earnings                                                                                   60,482           58,721
       Accumulated other comprehensive loss                                                                (3,277)          (3,021)
       Unearned compensation                                                                                 (295)            (239)
                                                                                                        ---------        ---------
                                                                                                          134,460          132,774
       Less treasury stock, at cost - (546,394 shares at  June 27, 1999 and 546,213
           at March 31, 1999)                                                                              (9,069)          (9,064)
                                                                                                        ---------        ---------
           Total stockholders' equity                                                                     125,391          123,710
                                                                                                        ---------        ---------
            Total                                                                                       $ 273,732        $ 279,720
                                                                                                        =========        =========



See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)



                                                                                                        THREE MONTHS ENDED
                                                                                                ------------------------------------
                                                                                                JUNE 27, 1999          JUNE 28, 1998
                                                                                                -------------          -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income                                                                                         $  2,158               $  3,202
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
   Depreciation and amortization                                                                       3,055                  2,426
   Provision for losses on accounts receivable                                                            59                     20
   Loss on sale or disposal of fixed assets                                                               37                     12
   Change in assets and liabilities:
      (Increase) decrease in accounts receivable                                                      (1,507)                 1,432
      Decrease (increase) in inventories                                                               2,201                 (1,835)
      Decrease in assets held for sale                                                                    --                  5,442
      Increase in other assets                                                                          (318)                (5,154)
      Decrease in accounts payable                                                                    (2,931)                (2,223)
      Decrease in accrued compensation                                                                (1,061)                (5,538)
      Increase in income tax payable                                                                   1,149                  2,125
      Decrease in other liabilities                                                                   (1,984)                (1,145)
                                                                                                -------------          -------------
   Net cash provided by (used in) operating activities                                                   858                 (1,236)
                                                                                                -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:


Capital expenditures                                                                                  (1,628)                (1,790)
Proceeds from sale of fixed assets                                                                         8                     44
Proceeds from sale of marketable securities                                                                3                     --
Decrease in notes receivable                                                                             168                    225
                                                                                                -------------          -------------
   Net cash used in investing activities                                                              (1,449)                (1,521)
                                                                                                -------------          -------------


CASH FLOWS FROM FINANCING ACTIVITIES:


Proceeds from long-term borrowings                                                                    11,200                 18,041
Payments on long-term debt                                                                           (12,557)               (13,741)
Proceeds from issuance of stock under stock option plan                                                  185                    190
Dividends paid                                                                                          (397)                  (408)
                                                                                                -------------          -------------
   Net cash (used in) provided by financing activities                                                (1,569)                 4,082
                                                                                                -------------          -------------
Effect of exchange rate changes on cash                                                                  (26)                    12
(Decrease) increase in cash and cash equivalents                                                      (2,186)                 1,337
Cash and cash equivalents at beginning of period                                                       2,255                  2,960
                                                                                                -------------          -------------
Cash and cash equivalents at end of period                                                          $     69               $  4,297
                                                                                                =============          =============
Supplemental Information:
Interest payments                                                                                   $  1,611               $  1,365
Income tax payments                                                                                 $    549               $     94


Non cash investing activities:
   Exchange of note receivable for equity interest                                                  $     --               $  3,170




----------
See accompanying notes to consolidated financial statements.

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                   (In Thousands of Dollars Except Share Data)





FOR THE THREE MONTHS                             COMMON STOCK                             TREASURY STOCK                ADDITIONAL
                                           ------------------------------         -----------------------------          PAID-IN
 ENDED JUNE 27, 1999                          SHARES             AMOUNT             SHARES             AMOUNT             CAPITAL
---------------------------                -----------         ----------         ---------          -----------       -------------
Balance, March 31, 1999                     6,653,855          $      67           (546,213)          $  (9,064)          $  77,246


Net Income                                       --                 --                 --                  --                  --

Other comprehensive income:
   Currency translation adjustment
     (net of taxes of $172)                      --                 --                 --                  --                  --
   Unrealized investment holding
     gain (net of taxes of $1)                   --                 --                 --                  --                  --
Cash dividends
   ($.026 per share)                             --                 --                 --                  --                  --

Issuance of stock under
   stock option plan                           20,000               --                 --                  --                   149

Issuance of stock under
   bonus plan                                   4,542               --                 (181)                 (5)                 88
                                            ---------          ---------          ---------           ---------           ---------

Balance, June 27, 1999                      6,678,397          $      67           (546,394)          $  (9,069)          $  77,483
                                            =========          =========          =========           =========           =========





                                                                     ACCUMULATED
FOR THE THREE MONTHS                                                    OTHER                                  TOTAL
                                                    RETAINED       COMPREHENSIVE         UNEARNED          COMPREHENSIVE
 ENDED JUNE 27, 1999                                EARNINGS             LOSS            COMPENSATION          INCOME
---------------------------                       ------------     ----------------    ----------------     -------------
Balance, March 31, 1999                             $  58,721           $  (3,021)          $    (239)          $  13,283
                                                                                                                =========

Net Income                                              2,158                --                  --             $   2,158

Other comprehensive income:
   Currency translation adjustment
     (net of taxes of $172)                              --                  (258)               --                  (258)
   Unrealized investment holding
     gain (net of taxes of $1)                           --                     2                --                     2
Cash dividends
   ($.026 per share)                                     (397)               --                  --

Issuance of stock under
   stock option plan                                     --                  --                  --

Issuance of stock under
   bonus plan                                            --                  --                   (56)
                                                    ---------           ---------           ---------           ---------

Balance, June 27, 1999                              $  60,482           $  (3,277)          $    (295)          $   1,902
                                                    =========           =========           =========           =========



See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                            (In Thousands of Dollars)



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

          The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)


                                                            Three Months Ended
                                           -----------------------------------------------------
                                               June 27, 1999                  June 28, 1998
                                           ----------------------         ----------------------
Basic Earnings per Share:
  Weighted average common
    shares outstanding                                      6,124                          6,285
                                           ======================         ======================

Diluted Earnings per Share:
  Weighted average common
    shares outstanding                                      6,124                          6,285
  Stock Options                                                34                            154
                                           ----------------------         ----------------------

Denominator for diluted
  Earnings per Share                                        6,158                          6,439
                                           ======================         ======================


NOTE 2.           Comprehensive Income

          For the three month periods ended June 27, 1999 and June 28, 1998, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains/(losses) on marketable securities. Comprehensive income is summarized below:



                                                              Three Months Ended
                                                ----------------------------------------------
                                                   June 27, 1999              June 28, 1998
                                                -------------------         ------------------

Net income                                                  $ 2,158                    $ 3,202
Other comprehensive income (loss)
    net of tax:
  Foreign currency translation
    adjustment                                                (258)                         58
  Unrealized investment holding
    gain                                                          2                         21
                                                -------------------         ------------------

Total comprehensive income                                  $ 1,902                    $ 3,281
                                                ===================         ==================



NOTE 3.     Inventories:

          Inventories are summarized as follows:


                                             June 27, 1999                  March 31, 1999
                                           ------------------            --------------------
   Finished goods                                    $ 22,067                        $ 23,592
   Work-in-process                                     11,942                          11,403
   Purchased and
      manufactured parts                               21,946                          23,673
                                           ------------------            --------------------
      Total inventories                              $ 55,955                        $ 58,668
                                           ==================            ====================


NOTE 4. Long-Term Debt Payable to Banks and Others

     Long-term debt payable, including current maturities, consisted of the following:

                                                              June 27, 1999             March 31, 1999
                                                              -------------             --------------

         Credit agreement           -   6.12%                   $    --                       $101,440
         Credit agreement           -   7.75%                        4,300                         400
         Credit agreement           -   6.13%                       95,520                          --
         Other                                                         655                         669
                                                              -------------             --------------
                                                                   100,475                     102,509
         Less current maturities                                        46                          46
                                                              -------------             --------------

         Total                                                    $100,429                    $102,463
                                                              =============             ==============


         Credit Agreement

         On June 27, 1999 the Company's debt consisted of $100.5 million of borrowings of which $99.8 million was due under the Company's revolving credit line (the "Revolver") and $0.7 million were other borrowings. The Company has a credit facility in place with a group of lenders providing for a revolving credit line of $145 million which includes up to $25.0 million for international borrowings in Deutsche marks and Pounds sterling, and up to $5.0 million for letters of credit. The other borrowings of $0.7 million consist of a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

         As of June 27, 1999, the Company had domestic borrowings of $79.3 million, international borrowings of $20.5 million, and letters of credit of $0.1 million under the Revolver. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of June 27, 1999, $95.5 million of the Company's outstanding borrowings utilized LIBOR of which $7.4 million and $13.1 million were payable in Deutsche marks and Pounds sterling, respectively.

         The credit facility requires the Company to maintain interest rate protection on a minimum of $50.0 million of its variable rate debt. The company has obtained this protection by means of interest rate swap agreements which have effectively fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% until May 4, 2002. The credit agreement also limits the Company's ability to pay dividends to 25%
         of net income and restricts capital expenditures to a range of $11.8 and $15.8 million annually, and contains other customary financial covenants.

         The Company has announced two acquisitions which are more fully discussed under the heading of Subsequent Events (Note 6). One of these acquisitions has since been completed and has been funded from the current credit facility. The other acquisition will require a new credit facility that will be comprised of $250 million of Senior Debt (Revolver of $200 million and a Term Loan of $50 million) plus a $75 million Bridge Loan. The new agreement is expected to be with substantially the same group of lenders plus others, but is expected to have more financial covenants and higher effective interest rates. The Bridge Loan financing is intended to be short term and is expected to be replaced with long term subordinated debt as soon as practicable after the closing of the acquisition.


NOTE 5.           New Accounting Pronouncements Not Yet Adopted

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and is effective for the Company for its fiscal year ending March 31, 2002. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

NOTE 6.           Subsequent Events

         On July 13, 1999, the Company announced that it had signed a definitive agreement to purchase the Engineered Fasteners business unit from Eaton Corporation for a price of $173 million. The Engineered Fasteners division had sales of $94 million in calendar year 1998 and had 650 employees at its three manufacturing facilities, two of which are in Ohio and one of which is in Ontario, Canada. The acquisition will include the product brand name "Tinnerman" and will expand the Company's product lines for fastening products designed for the automotive, business equipment, consumer electronics, and home appliance markets. The acquisition is subject to regulatory approval and financing arrangements which are currently underway. The acquisition agreement includes a letter of credit commitment for $4.0 million, which the Company has complied with, as a requirement prior to closing.

         On July 19, 1999, the Company acquired Ellison Holdings, PLC ("Ellison") as previously announced for a purchase price of $15 million plus other contingent consideration. Ellison has its headquarters in Glusburn, West Yorkshire England where it employs 275 people and had sales of $22 million for the fiscal year ended March 31, 1999. Ellison manufactures retaining rings, and other products similar to the Company's Anderton production facility which is located nearby in Bingley, England. In order to eliminate duplicate operations, the Company is planning to close its existing Anderton facility and move its operations to the new Ellison facility. The merged company will operate under the name TransTechnology (GB) Ltd. The Company expects to incur closure costs for the Anderton facility which are estimated to be within $3.0 and $4.0 million, to be recorded as a one time charge in the three month period ending September 26, 1999.


NOTE 7.           Disclosures about Segments and Related Information


                                                         Three Months Ended                                  Net Change
                                                 ------------------------------------             ----------------------------
                                                 June 27, 1999          June 28, 1998                  $                 %
                                                 --------------         -------------             ----------          --------
Sales:
  Specialty fastener products                         $ 41,184               $ 42,220               $ (1,036)            (2)
  Aerospace products                                    14,184                  9,263                  4,921             53
                                                      --------               --------               --------

     Total                                            $ 55,368               $ 51,483               $  3,385              8
                                                      ========               ========               ========

Operating profit:
  Specialty fastener products                         $  4,227               $  6,879               $ (2,652)           (39)
  Aerospace products                                     3,223                  2,389                    834             35
                                                      --------               --------               --------

     Total                                            $  7,450               $  9,268               $ (1,818)           (20)

Corporate expense                                       (2,394)                (2,635)                   241              9
Corporate interest and
 other income                                              171                    100                     71             71
Interest expense                                        (1,630)                (1,351)                  (279)           (21)
                                                      --------               --------               --------

Income before income taxes                            $  3,597               $  5,382               $ (1,785)           (33)
                                                      ========               ========               ========


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND  RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three-month periods in this Management's Discussion refer to the three-month period ended June 27, 1999 for fiscal year 2000 and the three-month period ended June 28, 1998 for fiscal year 1999. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

Net sales for the three-month period in 2000 were $55.4 million, a $3.9 million or 7.5% increase from the comparable period in 1999. Gross profit was $16.1 million for the three-month period in 2000, down $0.8 million or 4.6% from the comparable period in 1999. Operating profit for the three-month period in 2000 was $7.5 million, a decrease of $1.8 million or 19.6% from the comparable period in 1999. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net income for the three-month period in 2000 was $2.2 million or $.35 per diluted share, compared to $3.2 million or $.50 per diluted share for the comparable period in 1999. As further discussed below, the decreased earnings performance in 2000 resulted primarily from the decreased sales and operating profit in the Specialty Fastener Products segment, particularly in the segment's international operations. Interest expense increased $0.3 million for the three-month period in 2000, primarily as a result of increased bank debt resulting from the Aerospace Rivet Manufacturers Corporation ("ARM") and NORCO, Inc. ("NORCO") acquisitions last year. New orders received during the three-month period in 2000 totaled $57.3 million, an increase of $6.7 million or 13.3% from 1999's comparable period. At June 27, 1999, total backlog of unfilled orders was $89.0 million compared to $74.9 million at June 28, 1998.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener products segment were $41.2 million for the three-month period in 2000, a decrease of $1.0 million, or 2% from the same period in 1999. The decrease was primarily due to economic weakness in European markets which was partially offset by the inclusion of ARM's sales for the period. ARM was purchased last year on June 29, 1998.

Operating profit for the three-month period in 2000 was $4.2 million, a decrease of $2.7 million or 39% from the comparable period of 1999. The decrease was primarily due to lower sales from our European and Brazilian operations which reflected a slowdown of automotive demand. Reduced demand and operating profit also occurred in the domestic retaining ring operations. The domestic retaining ring operations were fully consolidated last year but continue to lag in the level of new orders. Reduced demand in the domestic airframe construction industry and competitive price pressures in general have also adversely affected operating profit for the fastener segment.

New orders for the three-month period in 2000 decreased $4.3 million or 10% from the comparable period in 1999, reflecting the above market conditions. Backlog of unfilled orders at June 27, 1999 was $42.8 million, compared to $46.1 million at June 28, 1998.

Two new acquisitions in the Specialty Fastener Product line have been announced and are discussed under the topic of Subsequent Events.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace products segment were $14.2 million for the three-month period in 2000, an increase of $4.9 million or 53% from the comparable period in 1999. The increase was primarily due to the acquisition of NORCO, Inc. on July 28, 1998.

Operating profit for the three-month period in 2000 was $3.2 million, an increase of $0.8 million or 35% from the comparable period in 1999. The primary factors contributing to the increase in the segment's operating profit in the 2000 three-month period were the inclusion of NORCO operations, partially offset by lower profit margins due to a heavier mix of rescue hoist cargo products versus overhaul work and spares.

New orders increased for the three-month period in 2000 by $11.0 million or 196% from the comparable period in 1999 mainly due to the inclusion of NORCO orders as well as increased rescue hoist orders reflecting the timing and placement of new orders, in particular one order for $3.4 million placed during the last week of June. Backlog of unfilled orders at June 27, 1999 was $46.2 million, compared to $28.8 million at June 28, 1998 mainly due to the inclusion of the NORCO backlog as well as the increase in new orders this period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 44.5% as of June 27, 1999, compared to 45.3% as of March 31, 1999. The current ratio at June 27, 1999, was
3.97 compared to 3.39 at March 31, 1999. Working Capital was $72.4 million at June 27, 1999, up $1.3 million from March 31, 1999.

On June 27, 1999 the Company's debt consisted of $100.5 million of borrowings of which $99.8 million was due under the Company's revolving credit line (the "Revolver") and $0.7 million were other borrowings. The Company has a credit facility in place with a group of lenders providing for a revolving credit line of $145 million, which includes up to $25.0 million for international borrowings in Deutsche marks and Pounds sterling, and up to $5.0 million for letters of credit. The other borrowings of $0.7 million consist of a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

As of June 27, 1999, the Company had domestic borrowings of $79.3 million, international borrowings of $20.5 million, and letters of credit of $0.1 million under the Revolver. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of June 27, 1999, $95.5 million of the Company's outstanding borrowings utilized LIBOR of which $7.4 million and $13.1 million were payable in Deutsche marks and Pounds sterling, respectively.

The credit facility requires the Company to maintain interest rate protection on a minimum of $50.0 million of its variable rate debt. The company has obtained this protection by means of interest rate swap agreements which have effectively fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% until May 4, 2002. The credit agreement limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to a range between $11.8 million and $15.8 million annually, and contains other customary financial covenants.

The Company has announced two acquisitions which are more fully discussed under the heading of Subsequent Events (Note 6). One of these acquisitions has been completed and has been funded from the current credit facility. The other acquisition will require a new credit facility that will be comprised of $250 million of Senior Debt (Revolver of $200 million and a Term Loan of $50 million) plus a $75 million Bridge Loan. The new agreement is expected to be with substantially the same group of lenders plus others, but is expected to have more financial covenants and higher effective interest rates. The Bridge Loan financing is intended to be short term and is expected to be replaced with long term subordinated debt as soon as practicable after the closing of the acquisition. As a result of the new financing arrangements, the Company expects to increase its debt-to-capitalization ratio from approximately 45% to approximately 70% immediately after the acquisition, and expects to reduce this ratio in subsequent periods by the generation of operating cash flow.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit lines available, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels for the next twelve months. Capital expenditures in the three-month period in 2000 were $1.6 million as compared with $1.8 million in the comparable period in 1999.

SUBSEQUENT EVENTS

On July 13, 1999, the Company announced that it had signed a definitive agreement to purchase the Engineered Fasteners business unit from Eaton Corporation for a purchase price of $173 million. The Engineered Fasteners division had sales of $94 million in calendar year 1998 and had 650 employees at its three manufacturing facilities, two of which are in Ohio and one of which is in Ontario, Canada. The acquisition will include the product brand name "Tinnerman" and will expand the Company's product lines for fastening products designed for the automotive, business equipment, consumer electronics, and home appliance markets. The acquisition is subject to regulatory approval and financing arrangements which are currently underway. The acquisition agreement includes a letter of credit commitment for $4.0 million, which the Company has complied with, as a requirement prior to closing.

On July 19, 1999, the Company acquired Ellison Holdings, PLC ("Ellison") as previously announced for a purchase price of $15 million plus other contingent consideration. Ellison has its headquarters in Glusburn, West Yorkshire England where it employs 275 people and had sales of $22 million for the fiscal year ended March 31, 1999. Ellison manufactures retaining rings, and other products similar to the Company's Anderton production facility which is located nearby in Bingley,

England. In order to eliminate duplicate operations, the Company is planning to close its existing Anderton facility and move its operations to the new Ellison facility. The merged company will operate under the name TransTechnology (GB) Ltd. The Company expects to incur closure costs for the Anderton facility which are estimated to be within $3.0 and $4.0 million, to be recorded as a one time charge in the three month period ending September 26, 1999.

YEAR 2000 READINESS

The Company has been addressing the year 2000 issue since 1997 and has been monitoring the progress made at each business unit. The year 2000 problem relates to the method that computer programs use to specify a date. In order to save space in computer data storage, many programs in the past have been written with two digits for the year specification instead of four digits. The two-digit date field can make it difficult for computer programs to distinguish between years such as 1900 and 2000, and therefore can cause malfunctions in computers. Such malfunctions could interfere with any date sensitive processes which exist in most computer operations as well as any equipment which uses semiconductor or "embedded" chip technology. Similar system malfunctions could also occur at third party supplier locations and consequently create delivery and service problems for the Company.

The Company has taken steps to have all of its computer systems and facilities in compliance with the Year 2000 date requirement before that date is reached. Thus far, the Company has reviewed its facilities and internal computer systems at all locations for compliance and identified all critical systems in need of correction. The correction and testing of all critical systems has progressed substantially and is scheduled for completion by September 1999. The approximate level of completion at each business unit presently varies between eighty and ninety-five percent based on current information available. The Company generally does not sell products that are year 2000 sensitive, however, it does sell test equipment which is presently Year 2000 compliant, and is providing retrofit compliant programs to customers with older equipment.

The Company has also taken steps to review Year 2000 compliance by its major vendors and customers. Survey results have been received and are being reviewed and updated on a continuing basis. Based on information received to date, there are no expected interruptions from critical customers or vendors. The cost of year 2000 compliance is expected to be $0.5 million of which $0.3 million has already been incurred and $0.2 million is anticipated to be incurred during fiscal year 2000. The total cost capitalized for Year 2000 compliance is expected to be less than $0.1 million.

As a precaution against unforeseen Year 2000 problems, the Company has considered contingency plans including alternative automated as well as manual backup methods. Other contingency plans which the Company is considering include the outsourcing and sharing of computer processing requirements. Based on the present and contingent planning assessment, the Company believes that the "worst-case" scenario for the Year 2000 problem is in the category of outside third party services and supplies. Certain government and utility provided services are not generally available from alternative sources. Should such services become unavailable there would be a likelihood of manufacturing interruptions and resulting adverse financial consequences to the Company.

Based on the information obtained to date, the Company does not believe that there will be any significant interruptions in systems that will adversely affect the Company relative to the Year 2000 issue. The Company is not, however, able to identify or control all external Year 2000 issues which may exist at third-party levels or provide contingency plans for all possible future events. Assessments of future events and other forward-looking assessments may be adversely affected by subsequent findings and test results which could have a material impact on the Company's financial condition and results of operations.

EURO CURRENCY

Effective January 1, 1999, eleven countries comprising the European Union established fixed foreign currency exchange rates and adopted a common currency unit designated as the "Euro". The Euro has since become publicly traded and may be used in commerce during the transition period which is scheduled to end January 1, 2002, at which time a Euro denominated currency is scheduled to be issued and is intended to replace those currencies of the eleven member countries. The transition to the Euro has not resulted in problems for the Company to date, and is not expected to have any material adverse impact on the Company's future operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties are major financial institutions.

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged are intercompany loans, intercompany purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations.

At June 27, 1999, the Company had outstanding forward foreign exchange contracts to purchase and sell $15.6 million of various currencies (principally Deutsche marks and Pounds sterling). At June 27, 1999, if all forward contracts were closed out, the Company would receive approximately $1.1 million (the difference between the fair value of all outstanding contracts and the contract amounts). A 10% fluctuation in exchange rates for these currencies would change the fair value by $1.2 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At June 27, 1999 the Company had entered into interest rate swap agreements to convert $50.0 million of floating interest rate debt to fixed rate. At June 27, 1999, the fair value of these swap agreements was approximately $0.7 million.

                           PART II. OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

        The Company is engaged in various legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits

        27      Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended June 27, 1999.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 TRANSTECHNOLOGY CORPORATION
                                     (Registrant)



Dated:  August 10, 1999            By:  /s/ Joseph F. Spanier
                                       -----------------------------------------
                                       JOSEPH F. SPANIER, Vice President,
                                       Treasurer and Chief Financial Officer*

* On behalf of the Registrant and as Principal Financial and Accounting Officer.