Form 10-Q
period 1999-09-26
TRANSTECHNOLOGY CORP
filed 1999-11-09
CIK 99359

                                   FORM 10-Q
                                ---------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 26, 1999

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


                          As of November 4, 1999, the total number of outstanding shares of registrant's one class of common stock was 6,136,729.

                          TRANSTECHNOLOGY CORPORATION


                                     INDEX

PART I.   Financial Information                                                                          Page No.
          ---------------------                                                                          --------
  Item 1.           Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
  -------

                    Statements of Consolidated Operations--
                    Three and Six Month Periods Ended September 26, 1999
                    and September 27, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                    Consolidated Balance Sheets--
                    September 26, 1999 and March 31, 1999   . . . . . . . . . . . . . . . . . . . . . . .   4

                    Statements of Consolidated Cash Flows--
                    Six Month Periods Ended September 26, 1999 and
                    September 27, 1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                    Statements of Consolidated Stockholders' Equity--
                    Six Month Period Ended September 26, 1999   . . . . . . . . . . . . . . . . . . . . .   6

                    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .  7-13


  Item 2.           Management's Discussion and Analysis of Financial
  -------           Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . 14-18

  Item 3.           Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . . .  19
  -------


PART II.    Other Information
            -----------------

  Item 4.           Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . .  20
  -------

  Item 6.           Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .  20
  -------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

EXHIBIT 27  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                        PART I.    FINANCIAL INFORMATION




ITEM 1.    FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets and Statements of Consolidated Cash Flows and Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended September 26, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Annual Report on Form 10-K filed for the fiscal year ended March 31, 1999.





                     [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED

                   (In Thousands of Dollars Except Share Data)

                                                                                    THREE MONTHS ENDED
                                                                    -----------------------------------------------
                                                                    SEPTEMBER 26, 1999           SEPTEMBER 27, 1998
                                                                    ------------------           ------------------
Net sales                                                           $          62,903            $          56,368
Cost of sales                                                                  44,040                       38,419
                                                                    ------------------           ------------------

Gross profit                                                                   18,863                       17,949
                                                                    ------------------           ------------------
General, administrative
   and selling expenses                                                        11,739                       11,341
Interest expense                                                                3,466                        1,910
Increase in allowance on notes receivable                                          --                        1,206
Interest income                                                                   (73)                         (99)
Royalty and other income                                                         (131)                        (120)
Provision for plant consolidation                                               4,490                           --
                                                                    ------------------           ------------------
Income (loss) before income taxes
  and extraordinary charge                                                       (628)                       3,711

Income taxes (benefit)                                                           (298)                       1,503
                                                                    ------------------           ------------------
Income (loss) before extraordinary charge                                        (330)                       2,208

Extraordinary charge for refinancing of debt (a)                                 (541)                        (781)
                                                                    ------------------           ------------------

   Net income (loss)                                                $            (871)           $           1,427
                                                                    ==================           ==================
Basic earnings per share:  (Note 1)
   Income (loss) before extraordinary item                          $           (0.05)           $            0.35
   Extraordinary charge for refinancing
     of debt                                                                    (0.09)                       (0.12)
                                                                    ------------------           ------------------

   Net income (loss)                                                $           (0.14)           $            0.23
                                                                    ==================           ==================
Diluted earnings per share:
   Income (loss) before extraordinary item                          $           (0.05)           $            0.34
   Extraordinary charge for refinancing
     of debt                                                                    (0.09)                       (0.12)
                                                                    ------------------           ------------------

   Net income (loss)                                                $           (0.14)           $            0.22
                                                                    ==================           ==================

Numbers of shares used in computation of per share information:

     Basic                                                                  6,138,000                    6,302,000
     Diluted                                                                6,138,000                    6,402,000


                                                                                   SIX MONTHS ENDED
                                                                    -----------------------------------------------
                                                                    SEPTEMBER 26, 1999           SEPTEMBER 27, 1998
                                                                    ------------------           ------------------
Net sales                                                           $         118,271            $         107,851
Cost of sales                                                                  83,291                       73,002
                                                                    ------------------           ------------------
Gross profit                                                                   34,980                       34,849
                                                                    ------------------           ------------------
General, administrative
   and selling expenses                                                        22,924                       21,677
Interest expense                                                                5,096                        3,261
Increase in allowance on notes receivable                                          --                        1,206
Interest income                                                                  (136)                        (198)
Royalty and other income                                                         (363)                        (190)
Provision for plant consolidation                                               4,490                           --
                                                                    ------------------           ------------------
Income (loss) before income taxes
  and extraordinary charge                                                      2,969                        9,093

Income taxes (benefit)                                                          1,141                        3,683
                                                                    ------------------           ------------------
Income (loss) before extraordinary charge                                       1,828                        5,410

Extraordinary charge for refinancing of debt (a)                                 (541)                        (781)
                                                                    ------------------           ------------------

   Net income (loss)                                                $           1,287            $           4,629
                                                                    ==================           ==================
Basic earnings per share:  (Note 1)
   Income (loss) before extraordinary item                          $            0.30            $            0.86
   Extraordinary charge for refinancing
     of debt                                                                    (0.09)                       (0.12)
                                                                    ------------------           ------------------

   Net income (loss)                                                $            0.21            $            0.74
                                                                    ==================           ==================
Diluted earnings per share:
   Income (loss) before extraordinary item                          $            0.30            $            0.84
   Extraordinary charge for refinancing
     of debt                                                                    (0.09)                       (0.12)
                                                                    ------------------           ------------------

   Net income (loss)                                                $            0.21            $            0.72
                                                                    ==================           ==================

Numbers of shares used in computation of per share information:
     Basic                                                                  6,131,000                    6,293,000
     Diluted                                                                6,154,000                    6,420,000

See accompanying notes to unaudited consolidated financial statements.

(a) Extraordinary charge for refinancing of debt is net of applicable tax benefits of $339 and $532 for the three and six month periods ended September 26, 1999 and September 27, 1998, respectively.

                           CONSOLIDATED BALANCE SHEETS

                   (In Thousands of Dollars Except Share Data)

                                                                                                 (UNAUDITED)
                                                                                             SEPTEMBER 26, 1999    MARCH 31, 1999
                                                                                           ---------------------  ----------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                    $        1,604   $         2,255
    Accounts receivable (net of allowance for doubtful accounts
      of $611 at September 26, 1999 and $240 at March 31, 1999)                                          55,668            36,323
    Notes and other receivables                                                                             830               658
    Inventories                                                                                          69,488            58,668
    Prepaid expenses and other current assets                                                             1,787             1,702
    Deferred income taxes                                                                                 2,284             1,295
                                                                                                ----------------  ----------------
      Total current assets                                                                              131,661           100,901
                                                                                                ----------------  ----------------

Property, Plant and Equipment                                                                           149,099           111,401
    Less accumulated depreciation and amortization                                                       39,543            35,017
                                                                                                ----------------  ----------------
      Property, Plant and Equipment - net                                                               109,556            76,384
                                                                                                ----------------  ----------------

Other assets:
    Notes receivable                                                                                      3,476             3,694
    Costs in excess of net assets of acquired businesses (net of accumulated amortization:
      September 26, 1999, $8,269;  March 31, 1999, $7,002)                                              192,679            76,731
    Other                                                                                                43,520            22,010
                                                                                                ----------------  ----------------
      Total other assets                                                                                239,675           102,435
                                                                                                ----------------  ----------------
      Total                                                                                      $      480,892   $       279,720
                                                                                                ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                            $       82,546   $            46
    Accounts payable-trade                                                                               17,101            14,247
    Accrued compensation                                                                                  7,869             6,161
    Accrued income taxes                                                                                  1,603               765
    Other current liabilities                                                                            18,682             8,588
                                                                                                ----------------  ----------------
      Total current liabilities                                                                         127,801            29,807
                                                                                                ----------------  ----------------
Long-term debt payable to banks and others                                                              204,412           102,463
                                                                                                ----------------  ----------------
Other long-term liabilities                                                                              24,616            23,740
                                                                                                ----------------  ----------------
Stockholders' equity:
    Preferred stock-authorized, 300,000 shares;  none issued                                                 --                --
    Common stock-authorized, 14,700,000 shares of $.01 par value;
      issued 6,687,597 at September 26, 1999, and 6,653,855 at March 31, 1999                                67                67
    Additional paid-in capital                                                                           77,523            77,246
    Retained earnings                                                                                    59,213            58,721
    Accumulated other comprehensive loss                                                                 (3,393)           (3,021)
    Unearned compensation                                                                                  (278)             (239)
                                                                                                ----------------  ----------------
                                                                                                        133,132           132,774
    Less treasury stock, at cost - (546,394 shares at September 26, 1999 and 546,213
      at March 31, 1999)                                                                                 (9,069)           (9,064)
                                                                                                ----------------  ----------------
      Total stockholders' equity                                                                        124,063           123,710
                                                                                                ----------------  ----------------
      Total                                                                                      $      480,892   $       279,720
                                                                                                ================  ================

See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   UNAUDITED

                           (In Thousands of Dollars)

                                                                                                       SIX MONTHS ENDED
                                                                                 --------------------------------------------------
                                                                                   SEPTEMBER 26, 1999        SEPTEMBER 27, 1998
                                                                                 ----------------------    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                          $          1,287               $         4,629

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Extraordinary charge for refinancing of debt                                                    541                           781
 Depreciation and amortization                                                                 6,662                         5,191
 Provision for losses on notes and accounts receivable                                            90                         1,283
 Loss (gain) on sale or disposal of fixed assets                                                   5                            (6)
 Change in assets and liabilities net of acquisitions:
   (Increase) decrease in accounts receivable                                                 (2,450)                        1,933
   Decrease (increase) in inventories                                                            981                        (1,506)
   Increase in other assets                                                                   (5,947)                         (290)
   Decrease in accounts payable                                                               (1,127)                       (5,791)
   Increase (decrease) in accrued compensation                                                 1,730                        (3,823)
   (Decrease) increase in income tax payable                                                    (270)                          884
   Increase (decrease) in other liabilities                                                    3,378                        (5,415)
                                                                                  -------------------           -------------------
 Net cash provided by (used in) operating activities                                           4,880                        (2,130)
                                                                                  -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                                  (186,757)                      (44,160)
Capital expenditures                                                                          (3,578)                       (5,114)
Proceeds from sale of fixed assets                                                               119                           248
Proceeds from sale of marketable securities                                                        3                            --
Decrease in notes receivable                                                                     167                         2,901
                                                                                  -------------------           -------------------
 Net cash used in investing activities                                                      (190,046)                      (46,125)
                                                                                  -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                           307,077                       133,627
Payments on long-term debt                                                                  (121,982)                      (86,408)
Proceeds from issuance of stock under stock option plan                                          240                           466
Dividends paid                                                                                  (795)                         (818)
Treasury stock purchases                                                                          --                        (1,363)
                                                                                  -------------------           -------------------
 Net cash provided by financing activities                                                   184,540                        45,504
                                                                                  -------------------           -------------------
Effect of exchange rate changes on cash                                                          (25)                           57
Decrease in cash and cash equivalents                                                           (651)                       (2,694)
Cash and cash equivalents at beginning of period                                               2,255                         2,960
                                                                                  -------------------           -------------------
Cash and cash equivalents at end of period                                          $          1,604               $           266
                                                                                  ===================           ===================

Supplemental Information:
Interest payments                                                                   $          3,195               $         2,994
Income tax payments                                                                 $            892               $         2,501

Non cash investing activities:
 Exchange of note receivable for equity interest                                    $             --               $         3,170

---------------------

See accompanying notes to unaudited consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                   UNAUDITED

                  (In Thousands of Dollars Except Share Data)





                                                  COMMON STOCK                      TREASURY STOCK
FOR THE SIX MONTHS                        -----------------------------     -------------------------------
 ENDED SEPTEMBER 26, 1999                     SHARES         AMOUNT              SHARES         AMOUNT
-------------------------------------     ---------------  ------------     -----------------  ------------
Balance, March 31, 1999                        6,653,855   $        67              (546,213)  $    (9,064)

Net Income                                            --            --                    --            --

Other comprehensive income:

   Currency translation adjustment
     (net of taxes of $232)                           --            --                    --            --

Cash dividends
  ($.13 per share)                                    --            --                    --            --

Issuance of stock under
   stock option plan                              29,200            --                    --            --

Issuance of stock under
   bonus plan                                      4,542            --                  (181)           (5)
                                          ---------------  ------------     -----------------  ------------
Balance, September 26, 1999                    6,687,597   $        67              (546,394)  $    (9,069)
                                          ===============  ============     =================  ============


                                                                                   ACCUMULATED
                                            ADDITIONAL                                OTHER
FOR THE SIX MONTHS                           PAID-IN            RETAINED          COMPREHENSIVE             UNEARNED
 ENDED SEPTEMBER 26, 1999                    CAPITAL            EARNINGS               LOSS                COMPENSATION
-------------------------------------     --------------     --------------     -------------------     -------------------
Balance, March 31, 1999                   $      77,246      $      58,721       $          (3,021)      $            (239)

Net Income                                           --              1,287                      --                      --

Other comprehensive income:

   Currency translation adjustment
     (net of taxes of $232)                          --                 --                    (372)                     --

Cash dividends
  ($.13 per share)                                   --               (795)                     --                      --

Issuance of stock under
   stock option plan                                189                 --                      --                      --

Issuance of stock under
   bonus plan                                        88                 --                      --                     (39)
                                          --------------     --------------     -------------------     -------------------
Balance, September 26, 1999               $      77,523      $      59,213       $          (3,393)      $            (278)
                                          ==============     ==============     ===================     ===================


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

         The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)


                                             Three Months Ended                             Six Months Ended
                                 -----------------------------------------      -----------------------------------------
                                 September 26, 1999     September 27, 1998      September 26, 1999     September 27, 1998
                                 ------------------     ------------------      ------------------     ------------------
Basic Earnings per Share:

  Weighted average common
    shares outstanding                  6,138                     6,302                   6,131                   6,293
                                 ==================     ==================      ==================     ==================

Diluted Earnings per Share:

  Weighted average common
    shares outstanding                  6,138                     6,302                   6,131                   6,293

  Stock Options                         --   (a)                    100                      23                     127
                                 ------------------     ------------------      ------------------     ------------------



Denominator for Diluted
  Earnings per Share                    6,138                     6,402                   6,154                   6,420
                                 ==================     ==================      ==================     ==================



   (a) Since the Company is reporting a net loss for the three month period ended September 26, 1999, inclusion of these potential common shares would be antidilutive.

NOTE 2.  Comprehensive Income

         For the three and six month periods ended September 26, 1999 and September 27, 1998, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains/(losses) on marketable securities. Comprehensive income is summarized below.


                                             Three Months Ended                             Six Months Ended
                                 -----------------------------------------      -----------------------------------------
                                 September 26, 1999     September 27, 1998      September 26, 1999     September 27, 1998
                                 ------------------     ------------------      ------------------     ------------------
Net income (loss)                     $(871)                 $1,427                $1,287                    $4,629

Other comprehensive
 income (loss), net of tax:

  Foreign currency
   translation adjustment              (114)                    495                  (372)                      593

  Unrealized investment
   holding loss                          (2)                    (44)                   --                        (9)
                                 ------------------     ------------------      ------------------     ------------------

Total comprehensive
  income (loss)                       $(987)                 $1,878                 $ 915                    $5,213
                                 ==================     ==================      ==================     ==================


NOTE 3.  Inventories:

         Inventories are summarized as follows:


                                                  September 26, 1999                  March 31, 1999
                                                  ------------------                  --------------
              Finished goods                       $    25,538                        $   23,592

              Work-in-process                           20,381                            11,403


              Purchased and
                 manufactured parts                     23,569                            23,673
                                                  ------------------                  --------------

                 Total inventories                 $    69,488                        $   58,668
                                                  ==================                  ==============



NOTE 4.  Acquisitions

         On August 31, 1999, the Company acquired substantially all of the assets and assumed certain liabilities, consisting primarily of trade debts and accrued expenses of the Engineered Fasteners Division and its Tinnerman product line (collectively referred to as "Tinnerman") of Eaton Corporation for a total purchase price of $173.0 million in cash. Tinnerman has 650 employees and manufactures a wide variety of fastening devices for the automotive, business equipment, consumer electronics and home appliance markets. Tinnerman has manufacturing facilities in Brunswick and Massillon, Ohio and Hamilton, Ontario, Canada. The allocation of the purchase price to the assets and liabilities of Tinnerman is preliminary pending receipt of a final appraisal and final purchase price adjustments, if any, between the Company and Eaton Corporation.

         On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings, a privately held company, and its German affiliate Ellison, Roettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable twenty four months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle, and industrial markets. The allocation of purchase price to the assets and liabilities of Ellison is preliminary pending final purchase price adjustments, if any, between the Company and the selling shareholders.

         On July 28, 1998, the Company acquired all of the outstanding stock of NORCO, Inc. ("NORCO") for $17.7 million in cash, including direct acquisition costs, and other contingent consideration. NORCO, located in Ridgefield, Connecticut, produces aircraft engine compartment hold open rods, actuators and other motion control devices for the aerospace industry.

         On June 29, 1998, the Company acquired all of the outstanding stock of Aerospace Rivet Manufacturers Corporation ("ARM") for $26.2 million in cash, including direct acquisition costs, and other contingent consideration. ARM, located in City of Industry, California, produces rivets and externally threaded fasteners for the aerospace industry.

         The Company has accounted for the above-mentioned acquisitions under the purchase method of accounting and each acquisition has been consolidated with the Company, beginning with the respective date of each acquisition. The excess of the purchase price over the fair value of the net assets acquired is included in the accompanying Consolidated Balance Sheets under the caption "Costs in excess of net assets of acquired businesses" and is being amortized over 40 years.

         The following summarizes the Company's unaudited pro forma information as if the above-mentioned acquisitions had occurred at the beginning of the periods presented. The pro forma information is based on historical results of operations, adjusted for acquisition costs, additional interest expense, amortization of goodwill, additional depreciation and income taxes. It is not necessarily indicative of what the results would have been had the Company operated the acquired entities since the beginning of each of the periods presented.


                                                                                          Six Months Ended
                                                                       --------------------------------------------------
                                                                       September 26, 1999              September 27, 1998
                                                                       ------------------              ------------------
                  Net sales                                                 $156,852                       $172,483
                                                                       ------------------              ------------------

                  Income before extraordinary charge                        $    620                       $  4,821
                                                                       ------------------              ------------------

                  Net income                                                $     79                       $  4,040
                                                                       ------------------              ------------------

                  Basic earnings per share                                  $   0.01                       $   0.64
                                                                       ------------------              ------------------

                  Diluted earnings per share                                $   0.01                       $   0.63
                                                                       ------------------              ------------------

                  Basic Share                                                  6,131                          6,293


                  Diluted Shares                                               6,154                          6,420


NOTE 5.  Long-Term Debt Payable to Banks and Others

         Long-term debt payable, including current maturities, consisted of the following:

                                                        September 26, 1999           March 31, 1999
                                                        ------------------           ----------------
         Credit agreement         -   8.30%                   $161,315                         -
         Credit agreement         -   6.12%                          -                   $101,440
         Credit agreement         -   7.75%                          -                        400

         Term loan                -   8.38%                     50,000                          -
         Bridge Loan              -   13.38%                    75,000                          -
         Other                                                     643                        669
                                                              --------                   --------
                                                               286,958                    102,509
         Less current maturities                                82,546                         46
                                                              --------                   --------

         Total                                                $204,412                   $102,463
                                                              ========                   ========


         Credit Agreement
         Effective August 31, 1999, the Company's revolving credit facility (the "Revolver") was amended and increased from $145.0 million to $200.0 million, and additional term debt (the "Term Loan") of $50.0 million and senior subordinated debt (the "Bridge Loan") of $75.0 million were obtained in order to provide the necessary funds for the Tinnerman acquisition. Credit was provided by the same group of lending banks plus several new lending banks. The new Revolver and Term Loan have a maturity of five years. The Bridge Loan has an initial maturity of one year, after which time the Bridge Loan automatically converts to a term loan subject to, among other things, an early payment premium and the issuance of stock warrants. The stock warrants would provide for the lenders to obtain up to ten percent of the shares of the Company's stock after a period of one year beginning on August 31, 2000. The Company intends, and is actively seeking, to replace the Bridge Loan before August 31, 2000 with alternative long term subordinated debt under terms more favorable to the Company. The Bridge Loan contains a provision for exit fees which may be applied to certain refinancings with other lenders. The Company does not expect the exit fees to be incurred based on the current refinancing proposals that are in progress with the existing lenders under the present market conditions.

         An extraordinary charge for the refinancing of debt, net of tax, in the amount of $0.5 million was incurred for the three month period ended September 26, 1999, to reflect the write-off of the unamortized debt issue costs of the prior credit agreement.

         The new credit agreements are similar to the prior agreement but has additional provisions and reflects higher overall effective interest rates. The new credit agreements provide the Company an additional $38.7 million of borrowing capacity to provide for both domestic and international operations, letters of credit of up to $5.0 million, and the Revolver and the Term Loan are secured by all of the company's assets. As of September 26, 1999, the company had total borrowings of $286.3 million under the revised agreements which have an average interest rate of 9.6%. The Company had $0.6 million of other borrowings consisting of a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

         Borrowings under the Revolver as of September 26, 1999, were $161.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. Under the new agreement, the credit available for international borrowings was increased from $25.0 million to $30.0 million. As of September 26, 1999, all of the Company's outstanding borrowings utilized LIBOR, of which $140.1 million were payable in U.S. Dollars and $7.4 million and $13.8 million were payable in Deutsche marks and Pounds sterling, respectively.

         Borrowings under the Term Loan as of September 26, 1999, were $50.0 million of which $7.5 million is due within one year, $7.5 million is due in year two, $10.0 million is due in years three and four, and $15.0 million is due upon maturity in year five. The interest rate on the Term loan is identical to the interest rate on the Revolver.

         Borrowings under the Bridge Loan as of September 26, 1999, were $75.0 million, all of which is considered to be short term. Interest on the Bridge Loan is based on LIBOR plus a margin which is currently 8% and increases in quarterly increments. The Bridge Loan matures on August 31, 2000, after which time, unless replaced, it converts automatically to senior subordinated term debt with additional provisions. The major additional provisions of the resulting term debt provide for a warrant escrow agreement that stipulates that the Company issues stock warrants to the debt holders for 731,197 shares of the Company's stock exercisable at par value (or $.01) per share, representing ten percent of the common equity of the Company on a fully diluted basis after giving effect to the warrants. Other provisions of the resulting term debt include various repayment premiums during the first seven years of the term, an overall maximum interest rate of 18% and the right of the holders of the Bridge Loan to require the Company to exchange this debt for a class of debt securities which the Company would be required to register for public distribution. The Company intends to replace the Bridge Loan and, therefore, does not expect to realize the provisions of the term debt which become effective after the Bridge Loan maturity date on August 31, 2000.

         The new credit agreement requires the Company to maintain interest rate protection on a minimum of $125.0 million of its variable rate debt by December 31, 1999. Presently, the Company has $50.0 million of its variable rate debt protected by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The credit agreement also limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to a range of $12.0 and $15.0 million annually, and contains other customary financial covenants.


NOTE 6.  Provision for Plant Consolidation

         In the quarter ended September 26, 1999, the Company recorded a $4.5 million charge for the consolidation of its Anderton facility into the Ellison facility in Glusburn, West Yorkshire, England. This charge consists principally of $3.9 million related to the write-down of Anderton's assets to estimated realizable values and $0.6 million for severance payments to Anderton employees.


NOTE 7.  New Accounting Pronouncements Not Yet Adopted

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of

         SFAS Statement No. 133" in June 1999, is effective for the Company for its fiscal year ending March 31, 2002. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

NOTE 8.  Disclosures about Segments and Related Information


                                                                    Six Months Ended
                                                     ----------------------------------------------
                                                     September 26, 1999          September 27, 1998
                                                     ------------------          ------------------
           Sales:

            Specialty fastener products                       $ 91,519                    $ 87,367

            Aerospace products                                  26,752                      20,484
                                                     -----------------           -----------------


                Total                                         $118,271                    $107,851
                                                     =================           =================


           Operating profit:

             Specialty fastener products(a)                   $  5,694                    $ 13,383

             Aerospace products                                  6,205                       4,676
                                                     -----------------           -----------------


                Total                                         $ 11,899                    $ 18,059


           Corporate expense(b)                                 (4,026)                     (5,894)

           Corporate interest and
            other income                                           192                         189

           Interest expense                                     (5,096)                     (3,261)
                                                     -----------------           -----------------


           Income before income taxes
            and extraordinary item                            $  2,969                    $  9,093
                                                     =================           =================



    (a) The results of operations of the Specialty Fasteners segment for the six month period ended September 26, 1999, include a $4.5 million plant consolidation charge.

    (b) The Corporate expense for the six month period ended September 27, 1998, includes a $1.2 million increase to the allowance to offset a possible loss on notes receivable.

                                                                       Three Months Ended
                                                         ----------------------------------------------
                                                         September 26, 1999          September 27, 1998
                                                         ------------------          ------------------
               Sales:

                 Specialty fastener products                       $50,335                     $45,147

                 Aerospace products                                 12,568                      11,221
                                                         ------------------          ------------------


                    Total                                          $62,903                     $56,368
                                                         ==================          ==================


               Operating profit:

                 Specialty fastener products(a)                    $ 1,467                     $ 6,504

                 Aerospace products                                  2,982                       2,287
                                                         ------------------          ------------------


                    Total                                          $ 4,449                     $ 8,791


               Corporate expense(b)                                 (1,632)                     (3,259)

               Corporate interest and
                other income                                            21                          89

               Interest expense                                     (3,466)                     (1,910)
                                                         ------------------          ------------------


               Income (loss) before income taxes
                and extraordinary item                             $  (628)                    $ 3,711
                                                         ==================          ==================



(a) The results of operations of the Specialty Fasteners segment for the three month period ended September 26, 1999, include a $4.5 million plant consolidation charge.

(b) The Corporate expense for the three month period ended September 27, 1998, includes a $1.2 million increase to the allowance to offset a possible loss on notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 26, 1999 for fiscal year 2000 and the three and six month periods ended September 27, 1998 for fiscal year 1999. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amounts per share refer to diluted amounts per share.

Sales for the six month period in 2000 were $118.3 million, an increase of $10.4 million, or 9.7%, from the comparable period in 1999. For the three month period in 2000, sales were $62.9 million, a $6.5 million, or 11.6%, increase from the comparable period in 1999. As further discussed below, the increased sales performance for the three and six month periods in 2000 resulted primarily from the acquisitions of NORCO on July 28, 1998, Ellison on July 19, 1999 and Tinnerman on August 31, 1999.

Gross profit for the six month period in 2000 was flat from the comparable period in 1999. For the three month period in 2000, gross profit increased $0.9 million or 5.1%. Operating profit, excluding a $4.5 million charge for the plant consolidation, for the six month period in 2000 was $16.4 million, a decrease of $1.7 million, or 9.2%, from the comparable period in 1999. For the three month period in 2000, operating profit, excluding a $4.5 million charge for the plant consolidation, was $8.9 million, an increase of $0.1 million, or 1.8%, from the comparable period in 1999. Changes in sales, operating profit and new orders from operations are discussed below by segment.

Net income, after an extraordinary item of $0.5 million for the six month period in 2000 was $1.3 million, or $0.21 per share, compared to $4.6 million, or $0.72 per share, for the comparable period of 1999. During the three month period in 2000 the Company reported a net loss of $0.9 million, or $0.14 per share, after the extraordinary item of $0.5 million, compared to net income of $1.4 million, or $0.22 per share, for the year earlier period. Net income for both the three month and six month periods in 2000 includes an extraordinary charge in the amount of $0.5 million, or $0.09 per share, after tax, for the refinancing of debt. Net income for the three and six month periods in 2000 also includes a $4.5 million pretax provision related to the consolidation of the Company's Anderton operation with Ellison. Net income for the three and six month periods in 1999 includes the establishment of a $1.2 million pretax allowance for a possible loss on a note receivable from the sale of a previously discontinued company. The extraordinary charge for the refinancing of debt is discussed in more detail in the discussion of "Liquidity and Capital Resources" section.

Interest expense increased $1.8 million and $1.6 million for the six month and three month periods in 2000, respectively. This increase resulted primarily from additional interest expense incurred to fund the acquisitions of Ellison and Tinnerman as discussed in Note 4 to the Financial Statements above.

New orders received during the six month period in 2000 totaled $125.6 million, an increase of $13.2 million, or 11.7%, from the comparable period in 1999.
For the three month period, new orders totaled $68.4 million, an increase of $6.5 million, or 10.5%, from last year's comparable period. The increased new orders for both the six month and three month periods were largely due to additional orders related to the acquisition of Tinnerman. At September 26, 1999, total backlog of unfilled orders was $109.3 million compared to $101.6 million at September 27, 1998, again attributable to the acquisition of Tinnerman, as well as increased backlog at Breeze-Eastern, Breeze Industrial, Palnut and our European operations. Backlog at ARM was down at September 26, 1999 versus September 27, 1998 for reasons discussed below.


SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener Products segment were $91.5 million for the six month period in 2000, an increase of $4.2 million, or 4.7%, from the comparable period in 1999. Sales for the three month period in 2000 were $50.3 million, an 11.5% increase from the same period in 1999. The six and three month increases in 2000 were primarily due to the inclusion of Tinnerman and Ellison's operations in the current year periods. For the six month period, sales increases at Breeze Industrial, TCR and Palnut were offset by sales decreases at Pebra, Waldes/IRR, Seeger-Orbis in Germany and the Brazilian operation.

For the three month period, increased sales at Breeze Industrial, TCR and Palnut were offset by decreased sales at ARM, Pebra and Waldes/IRR. The sales reductions at ARM resulted from a breach of a purchasing commitment agreement with Wesco Aircraft Hardware Corp., its largest customer, which is controlled by the sellers of ARM. On September 24, 1999, the Company filed an arbitration demand against Wesco and the sellers of ARM, seeking damages for fraud and breach of contract, punitive damages and rescission.

Operating profit in the current periods include a $4.5 million charge for the consolidation of the Anderton and Ellison plants in the U.K. Before the effects of this charge, operating profit for the segment was $10.2 million for the six month period in 2000, a decrease of $3.2 million, or 23.8%, from the comparable period in 1999. The three month period in 2000 reported an operating profit of $6.0 million before the restructuring charge, a decrease of $0.5 million, or 8.3%, from the comparable period in 1999. The decreased operating profit was mainly due to decreased operating profit at ARM and European retaining ring operations which offset the additional operating profit generated by the Tinnerman acquisition.

New orders for the six month period were $94.0 million in 2000 versus $87.5 million in 1999. For the three month period, new orders were $53.4 million in 2000 versus $42.6 million in 1999. These increases in 2000 are largely the result of the inclusion of the Tinnerman operations. Backlog of unfilled orders at September 26, 1999 was $61.0 million compared to $52.6 million at September 27, 1998, primarily due to the acquisition of Tinnerman and Ellison and increased backlog at Breeze Industrial, Palnut, TCR and our European operations.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $26.8 million for the six month period in 2000, an increase of $6.3 million, or 30.6%, from the comparable period in 1999. Sales for the three month period in 2000 were $12.6 million, up $1.3 million, or 12.0%, from the comparable period in 1999. The increases were primarily due to the acquisition of NORCO, which was not fully included in the six and three month periods in 1999.

Operating profit for the six month period in 2000 was $6.2 million, an increase of $1.5 million, or 32.7%, from the comparable period in 1999. The three month period had an operating profit of $3.0 million, an increase of $0.7 million, or 30.3%, from the comparable period in 1999. The increased operating profit for both periods was primarily due to the acquisition of NORCO.

New orders for the six month period in 2000 were $31.6 million compared to $24.8 million in the comparable period in 1999. New orders for the three month period in 2000 were $15.0 million compared to $19.2 million in 1999. The increases in the six month period were largely due to the NORCO acquisition. Backlog of unfilled orders at September 26, 1999 was $48.2 million compared to $49.0 million at September 27, 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 69.8% as of September 26, 1999, compared to 45% as of March 31, 1999, due to the increased bank borrowings obtained for the Tinnerman acquisition on August 31, 1999 and the acquisition of Ellison on July 19, 1999. The current ratio at September 26, 1999, stood at
1.03 compared to 3.39 at March 31, 1999. Working capital was $3.9 million at September 26, 1999, down $67.2 million from March 31, 1999. As discussed in
Note 5 (Long-Term Debt Payable to Banks and Others) to the Financial Statements above, the Bridge Loan principal of $75.0 million has a maturity date of August 31, 2000.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the six month period in 2000 were $3.6 million as compared with $5.1 million in the comparable period in 1999.


EXTRAORDINARY CHARGE FOR REFINANCING OF DEBT

On August 31, 1999, the Company refinanced its credit facilities as discussed in Note 5 to the Financial Statements above. Due to the termination of the prior credit agreement, the Company reported a charge to earnings in the current period to write off the unamortized portion of the loan origination costs associated with the prior agreement in the amount of $0.9 million before tax and $0.5 million after tax. This write-off is classified as an extraordinary charge in the Statement of Consolidated Operations for the three month and six month periods ended September 26, 1999.

YEAR 2000 READINESS

The Company has been addressing the year 2000 issue since 1997 and has been monitoring the progress made at each business unit. The year 2000 issue relates to the method that computer programs use to specify a date. In order to save space in computer data storage, many programs in the past have been written with two digits for the year specification instead of four digits. The two-digit date field can make it difficult for computer programs to distinguish between years such as 1900 and 2000, and therefore can cause malfunctions in computers. Such malfunctions could interfere with any date sensitive processes which exist in most computer operations as well as any equipment which uses semiconductor or "embedded" chip technology. Similar system malfunctions could also occur at third party supplier locations and consequently create delivery and service problems for the Company.

The Company has taken steps to have all of its computer systems and facilities in compliance with the Year 2000 date requirement before that date is reached. Thus far, the Company has reviewed its facilities and internal computer systems at all locations for compliance and identified all critical systems in need of correction. The correction and testing of all critical systems has progressed on schedule and is substantially complete. The approximate level of completion at each business unit presently varies between ninety and one hundred percent based on current information available. The Company generally does not sell products that are year 2000 sensitive, however, it does sell test equipment which is presently Year 2000 compliant, and is providing retrofit compliant programs to customers with older equipment.

The Company has also taken steps to review Year 2000 compliance by its major vendors and customers. Survey results have been received and are being reviewed and updated on a continuing basis. Based on information received to date, there are no expected interruptions from critical customers or vendors. The cost of year 2000 compliance is expected to be $0.5 million of which $0.3 million was incurred last year and $0.2 million is estimated to be incurred during the current fiscal year. The total cost capitalized for Year 2000 compliance is expected to be less than $0.1 million.

As a precaution against unforeseen Year 2000 problems, the Company has considered contingency plans including alternative automated as well as manual backup methods. Other contingency plans which the Company is considering include the outsourcing and sharing of computer processing requirements. Based on the present and contingent planning assessment, the Company believes that the "worst-case"scenario for the Year 2000 problem is in the category of outside third party services and supplies. Certain government and utility provided services are not generally available from alternative sources. Should such services become unavailable there would be a likelihood of manufacturing interruptions and resulting adverse financial consequences to the Company.

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


EURO CURRENCY

Effective January 1, 1999, eleven countries comprising the European Union established fixed foreign currency exchange rates and adopted a common currency unit designated as the "Euro". The Euro has since become publicly traded and may be used in commerce during the transition period which is scheduled to end January 1, 2002, at which time a Euro denominated currency is scheduled to be issued and is intended to replace those currencies of the eleven member countries. To date, the transition to the Euro has not resulted in problems for the Company and is not expected to have any material adverse impact on the Company's future operations.

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

The Company enters into forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged are intercompany loans, purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations.

At September 26, 1999, the Company had outstanding forward foreign exchange contracts to purchase and sell $21.4 million of various currencies (principally Deutsche marks and Pounds sterling). At September 26, 1999, if all forward contracts were closed out, the Company would receive approximately $0.3 million (the difference between the fair value of all outstanding contracts and the contract amounts). A 10% fluctuation in exchange rates for these currencies would change the fair value by $1.0 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At September 26, 1999, the Company had entered into interest rate swap agreements to convert $50.0 million of floating interest rate debt to fixed rate. At September 26, 1999, the fair value of these swap agreements was approximately $0.6 million.

                          PART II.  OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the Company, held on July 15, 1999, all eight directors of the Company nominated for reelection were reelected for a term of one year, and shareholders approved the 1999 Long Term Incentive Plan. The results of the voting on the election of directors were as follows:

                                                    VOTES                             VOTES
                                                     FOR                             WITHHELD
                                                   ---------                         --------
       Gideon Argov                                4,067,469                         1,152,214
       Walter Belleville                           4,067,597                         1,152,086
       Michael J. Berthelot                        4,067,508                         1,152,175
       Thomas V. Chema                             4,067,597                         1,152,086
       John Dalton                                 4,066,370                         1,153,313
       Michel Glouchevitch                         4,067,597                         1,152,086
       James A. Lawrence                           4,067,569                         1,152,114
       William Recker                              4,067,542                         1,152,141

The results of the voting on the proposal to approve the 1999 Long Term Incentive Plan were as follows:

       FOR - 3,336,041     AGAINST - 1,808,035      ABSTAIN - 75,607


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)    Exhibits

       27      Financial Data Schedule


(b) A report on Form 8-K was filed on September 14, 1999 to report the August 31, 1999 acquisition by the Company of substantially all of the assets of the Engineered Fasteners Division of Eaton Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         TRANSTECHNOLOGY CORPORATION
                                (Registrant)


Dated:  November 9, 1999      By:     /s/ Joseph F. Spanier
                                  ---------------------------------------
                                       JOSEPH F. SPANIER, Vice President
                                       and Chief Financial Officer*



   *  On behalf of the Registrant and as Principal Financial Officer.