Form 10-Q
period 1999-12-26
TRANSTECHNOLOGY CORP
filed 2000-02-09
CIK 99359

                                    FORM 10-Q
                                 ---------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1999

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


               As of February 3, 2000, the total number of outstanding shares of registrant's one class of common stock was 6,144,838.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX
                                     -------

PART I.   Financial Information                                                       Page No.
          ----------------------                                                      -------
  Item 1.        Financial Statements.................................................  2
  -------

                 Statements of Consolidated Operations--
                 Three and Nine Month Periods Ended December 26, 1999

                 and December 27, 1998................................................  3

                 Consolidated Balance Sheets--
                 December 26, 1999 and March 31, 1999.................................  4

                 Statements of Consolidated Cash Flows--
                 Nine Month Periods Ended December 26, 1999 and
                 December 27, 1998....................................................  5

                 Statements of Consolidated Stockholders' Equity--
                 Nine Month Period Ended December 26, 1999............................  6

                 Notes to Consolidated Financial Statements........................... 7-13

  Item 2.        Management's Discussion and Analysis of Financial
  -------        Condition and Results of Operations .................................14-17

  Item 3.        Quantitative and Qualitative Disclosures about Market Risk........... 18
  -------


PART II.  Other Information
          -----------------

  Item 6.        Exhibits and Reports on Form 8-K..................................... 19
  -------

SIGNATURES............................................................................ 19

EXHIBIT 27............................................................................ 20


                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, Statements of Consolidated Cash Flows and Consolidated Stockholders' Equity are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 26, 1999 are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Annual Report on Form 10-K filed for the fiscal year ended March 31, 1999.

                      [THIS SPACE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                    UNAUDITED

                  (In Thousands of Dollars Except Share Data)

                                                          THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                 --------------------------------------     --------------------------------------
                                                 DECEMBER 26, 1999    DECEMBER 27, 1998     DECEMBER 26, 1999    DECEMBER 27, 1998
                                                 -----------------    -----------------     -----------------    -----------------
Net sales                                        $          85,872    $          57,863     $         204,143    $         165,714
Cost of sales                                               60,246               39,785               143,537              112,787
                                                 -----------------    -----------------     -----------------    -----------------
Gross profit                                                25,626               18,078                60,606               52,927
                                                 -----------------    -----------------     -----------------    -----------------
General, administrative
   and selling expenses                                     14,339               10,922                37,263               32,599
Interest expense                                             7,137                2,011                12,233                5,272
Interest income                                               (188)                (137)                 (324)                (335)
Royalty and other income                                      (238)                (413)                 (601)                (603)
Increase in allowance on notes receivable                      --                  (300)                  --                   906
Provision for plant consolidation                              --                   --                  4,490                  --
                                                 -----------------    -----------------     -----------------    -----------------
Income before income taxes
  and extraordinary charge                                   4,576                5,995                 7,545               15,088

Income taxes                                                 1,711                2,352                 2,852                6,035
                                                 -----------------    -----------------     -----------------    -----------------
Income before extraordinary charge                           2,865                3,643                 4,693                9,053

Extraordinary charge for refinancing of debt (a)                --                   --                  (541)                (781)
                                                 -----------------    -----------------     -----------------    -----------------

   Net income                                    $           2,865    $           3,643     $           4,152    $           8,272
                                                 =================    =================     =================    =================

Basic earnings per share:  (Note 1)
   Income before extraordinary charge            $            0.47    $            0.58     $            0.77    $            1.44
   Extraordinary charge for refinancing
     of debt                                                   --                   --                  (0.09)               (0.12)
                                                 -----------------    -----------------     -----------------    -----------------

   Net income                                    $            0.47    $            0.58     $            0.68    $            1.32
                                                 =================    =================     =================    =================
Diluted earnings per share:
   Income before extraordinary charge            $            0.47    $            0.58     $            0.77    $            1.42
   Extraordinary charge for refinancing
     of debt                                                   --                   --                  (0.09)               (0.12)
                                                 -----------------    -----------------     -----------------    -----------------

   Net income                                    $            0.47    $            0.58     $            0.68    $            1.30
                                                 =================    =================     =================    =================

Numbers of shares used in computation
   of per share information:
   Basic                                                 6,141,000            6,248,000             6,135,000            6,278,000
   Diluted                                               6,141,000            6,314,000             6,150,000            6,385,000


See accompanying notes to unaudited consolidated financial statements.

(a) Extraordinary charge for refinancing of debt is net of applicable tax benefits of $339 and $532 for the nine month periods ended December 26, 1999 and December 27, 1998.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars Except Share Data)

                                                                                             (UNAUDITED)

                                                                                          DECEMBER 26, 1999     MARCH 31, 1999
                                                                                          -----------------     --------------
ASSETS
Current assets:
 Cash and cash equivalents                                                                       $    1,391         $    2,255
 Accounts receivable (net of allowance for doubtful accounts
  of $1,195 at December 26, 1999 and $240 at March 31, 1999)                                         57,317             36,323
 Notes and other receivables                                                                            343                658
 Inventories                                                                                         68,245             58,668
 Prepaid expenses and other current assets                                                            2,408              1,702
 Deferred income taxes                                                                                2,407              1,295
                                                                                                 ----------         ----------
  Total current assets                                                                              132,111            100,901
                                                                                                 ----------         ----------

Property, plant and equipment                                                                       150,633            111,401
 Less accumulated depreciation and amortization                                                      42,573             35,017
                                                                                                 ----------         ----------
  Property, plant and equipment - net                                                               108,060             76,384
                                                                                                 ----------         ----------

Other assets:
 Notes receivable                                                                                     3,465              3,694
 Costs in excess of net assets of acquired businesses (net of accumulated amortization:
  December 26, 1999, $9,397;  March 31, 1999, $7,002)                                               192,618             76,731
 Patents                                                                                              8,040              3,696
 Deferred income taxes                                                                                7,557              6,757
 Other                                                                                               28,112             11,557
                                                                                                 ----------         ----------
  Total other assets                                                                                239,792            102,435
                                                                                                 ----------         ----------
  Total                                                                                          $  479,963         $  279,720
                                                                                                 ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt                                                               $   82,547         $       46
 Accounts payable-trade                                                                              19,378             14,247
 Accrued compensation                                                                                 6,615              6,161
 Accrued income taxes                                                                                 2,285                765
 Other current liabilities                                                                           16,177              8,588
                                                                                                 ----------         ----------
  Total current liabilities                                                                         127,002             29,807
                                                                                                 ----------         ----------
Long-term debt payable to banks and others                                                          203,136            102,463
                                                                                                 ----------         ----------
Other long-term liabilities                                                                          23,176             23,740
                                                                                                 ----------         ----------

Stockholders' equity:
 Preferred stock-authorized, 300,000 shares;  none issued                                               --                 --
 Common stock-authorized, 14,700,000 shares of $.01 par value;
  issued 6,687,597 at December 26, 1999, and 6,653,855 at March 31, 1999                                 67                 67
 Additional paid-in capital                                                                          77,523             77,246
 Retained earnings                                                                                   61,679             58,721
 Accumulated other comprehensive loss                                                                (3,289)            (3,021)
 Unearned compensation                                                                                 (262)              (239)
                                                                                                 ----------         ----------
                                                                                                    135,718            132,774
 Less treasury stock, at cost - (546,394 shares at December 26, 1999 and 546,213
  at March 31, 1999)                                                                                 (9,069)            (9,064)
                                                                                                 ----------         ----------
  Total stockholders' equity                                                                        126,649            123,710
                                                                                                 ----------         ----------
  Total                                                                                          $  479,963         $  279,720
                                                                                                 ==========         ==========


See accompanying notes to consolidated financial statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   UNAUDITED
                           (In Thousands of Dollars)

                                                                    NINE MONTHS ENDED
                                                         -----------------------------------------
                                                         DECEMBER 26, 1999       DECEMBER 27, 1998
                                                         -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                 $    4,152                $   8,272

Adjustments to reconcile net income to net cash
 provided by operating activities:
 Extraordinary charge for refinancing of debt                     541                      781
 Depreciation and amortization                                 12,046                    7,872
 Provision for losses on notes and accounts receivable            182                    1,094
 Loss (gain) on sale or disposal of fixed assets                   18                      (46)
 Change in assets and liabilities net of acquisitions:
  (Increase) decrease in accounts receivable                   (5,182)                   4,362
  Decrease (increase) in inventories                            1,844                   (1,625)
  Increase in other assets                                       (109)                    (334)
  Increase (decrease) in accounts payable                         940                   (7,970)
  Decrease in accrued compensation                             (1,107)                  (4,866)
  Increase in income tax payable                                  410                    2,274
  Decrease in other liabilities                                  (981)                  (6,387)
                                                           ----------                ---------
 Net cash provided by operating activities                     12,754                    3,427
                                                           ----------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                   (187,086)                 (43,860)
Capital expenditures                                           (5,105)                  (8,955)
Proceeds from sale of fixed assets                                161                      463
Decrease in notes receivable                                      665                    3,323
Proceeds from sale of marketable securities                         3                      --
                                                           ----------                ---------
 Net cash used in investing activities                       (191,362)                 (49,029)
                                                           ----------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                            324,385                  145,773
Payments on long-term debt                                   (139,965)                 (98,933)
Debt issue costs                                               (5,679)                    (813)
Proceeds from issuance of stock under stock option plan           254                      916
Dividends paid                                                 (1,194)                  (1,223)
Treasury stock purchases                                          --                    (2,317)
                                                           ----------                ---------
 Net cash provided by financing activities                    177,801                   43,403
                                                           ----------                ---------
Effect of exchange rate changes on cash                           (57)                      50
Decrease in cash and cash equivalents                            (864)                  (2,149)
Cash and cash equivalents at beginning of period                2,255                    2,960
                                                           ----------                ---------
Cash and cash equivalents at end of period                 $    1,391                $     811
                                                           ==========                =========
Supplemental Information:
Interest payments                                          $   10,309                $   5,364
Income tax payments                                        $    1,418                $   3,459

Noncash investing activities:
 Exchange of note receivable for equity interest           $      --                 $   3,170


See accompanying notes to unaudited consolidated financial statements.

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                                    UNAUDITED
                  (In Thousands of Dollars Except Share Data)

                                                                                                         ACCUMULATED
                                      COMMON STOCK         TREASURY STOCK       ADDITIONAL                 OTHER
FOR THE NINE MONTHS                ------------------    --------------------    PAID-IN     RETAINED  COMPREHENSIVE      UNEARNED
 ENDED DECEMBER 26, 1999           SHARES      AMOUNT    SHARES       AMOUNT      CAPITAL     EARNINGS      LOSS        COMPENSATION
                                   ---------   ------   ---------    --------    --------    ---------   -----------    -----------
 Balance, March 31, 1999            6,653,855   $   67   (546,213)    $ (9,064)   $ 77,246    $ 58,721    $ (3,021)       $  (239)

 Net income                                --       --         --           --          --       4,152          --             --

 Other comprehensive loss:

    Currency translation adjustment
      (net of taxes of $164)               --       --         --           --          --          --        (266)            --

    Unrealized investment holding
      losses (net of taxes of $1)          --       --         --           --          --          --          (2)            --

 Cash dividends
    ($.195 per share)                      --       --         --           --          --      (1,194)         --             --

 Issuance of stock under
    stock option plan                  29,200       --         --           --          88          --          --             --

 Issuance of stock under
    bonus plan                          4,542       --       (181)          (5)        189          --          --            (23)
                                    ---------   ------   ---------    --------    --------    --------   ---------        --------
 Balance, December 26, 1999         6,687,597   $   67   (546,394)    $ (9,069)   $ 77,523    $ 61,679    $ (3,289)       $  (262)
                                    =========   ======   =========    ========    ========    ========   =========        ========


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

     The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)

                                             Three Months Ended                         Nine Months Ended
                                  --------------------------------------    ---------------------------------------
                                  December 26, 1999    December 27, 1998    December 26, 1999     December 27, 1998
                                  -----------------    -----------------    -----------------     -----------------
Basic Earnings per Share:

  Weighted average common
    shares outstanding                   6,141                6,248                6,135                  6,278
                                  =================    =================    =================     =================

Diluted Earnings per Share:

  Weighted average common
    shares outstanding                   6,141                6,248                6,135                  6,278

  Stock Options (dilutive*)                 --                   66                   15                    107
                                  =================    =================    =================     =================

Denominator for Diluted
  Earnings per Share                     6,141                6,314                6,150                  6,385
                                  =================    =================    =================     =================


* Not including anti-dilutive stock options which were 477,000 and 249,000 for the three month and nine month periods ended December 26, 1999 and 40,000 and 21,000 for the three month and nine month periods ended December 27, 1998.

NOTE 2.     Comprehensive Income

            For the three and nine month periods ended December 26, 1999 and December 27, 1998, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains and losses on marketable securities. Comprehensive income is summarized below.



                                              Three Months Ended                          Nine Months Ended
                                  --------------------------------------      ---------------------------------------
                                  December 26, 1999    December 27, 1998      December 26, 1999     December 27, 1998
                                  -----------------    -----------------      -----------------     -----------------
Net income                             $ 2,865               $ 3,643               $ 4,152               $ 8,272

Other comprehensive
 income (loss), net of tax:

  Foreign currency
   translation adjustment                  106                   (32)                 (266)                  561

  Unrealized investment
    holding (loss) gain                    (2)                   349                    (2)                  340
                                  -----------------    -----------------      -----------------     -----------------
Total comprehensive
  income                              $ 2,969                $ 3,960               $ 3,884               $ 9,173
                                  =================    =================      =================     =================


NOTE 3.     Inventories:

            Inventories are summarized as follows:


                                                             December 26, 1999                  March 31, 1999
                                                             -----------------               -----------------
                    Finished goods                                 $    25,744                      $   23,592

                    Work-in-process                                     18,986                          11,403


                    Purchased and
                       manufactured parts                               23,515                          23,673
                                                             -----------------               -----------------

                       Total inventories                           $    68,245                      $   58,668
                                                             =================               =================


NOTE 4.     Acquisitions

     On August 31, 1999, the Company acquired substantially all of the assets and assumed certain liabilities, consisting primarily of trade debts and accrued expenses of the Engineered Fasteners Division and its Tinnerman product line (collectively referred to as "Tinnerman") of Eaton Corporation for a total purchase price of $173.3 million in cash. Tinnerman has 650 employees and manufactures a wide variety of fastening devices for the automotive, business equipment, consumer electronics and home appliance markets. Tinnerman has manufacturing facilities in Brunswick and Massillon, Ohio and Hamilton, Ontario, Canada. The allocation of the purchase price to the assets and liabilities of Tinnerman is preliminary pending receipt of final purchase price adjustments, if any, between the Company and Eaton Corporation.

     On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings, a privately held company, and its German affiliate Ellison, Roettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle, and industrial markets. The allocation of purchase price to the assets and liabilities of Ellison is preliminary pending final purchase price adjustments, if any, between the Company and the selling shareholders.

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

     The following is a summary of the assets acquired and the liabilities assumed:


                                             Nine Months Ended
                                 -----------------------------------------
                                 December 26, 1999       December 27, 1998
                                 -----------------       -----------------

Current assets                           $  28,835              $  12,723

Long-term assets                           169,491                 37,903

Liabilities assumed                        (11,240)                (6,766)
                                 -----------------       ----------------

Cash Paid                                $ 187,086              $  43,860
                                 -----------------       ----------------




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


                                                       Nine Months Ended
                                           -----------------------------------------
                                           December 26, 1999       December 27, 1998
                                           -----------------       -----------------

Net sales                                        $   242,724             $   256,168
                                           -----------------       -----------------
Income before extraordinary charge               $     4,012             $     7,499
                                           -----------------       -----------------
Net income                                       $     3,471             $     6,718
                                           -----------------       -----------------
Basic earnings per share                         $      0.57             $      1.07
                                           -----------------       -----------------
Diluted earnings per share                       $      0.56             $      1.05
                                           -----------------       -----------------

Basic Shares                                           6,135                   6,278

Diluted Shares                                         6,150                   6,385




NOTE 5.     Long-Term Debt Payable to Banks and Others

     Long-term debt payable, including current maturities, consisted of the following:

                                                       December 26, 1999      March 31, 1999
                                                       -----------------      --------------
            Credit agreement        -    8.47%             $155,145                    -
            Credit agreement        -    6.12%                  -                 $101,440
            Credit agreement        -    7.75%                  -                      400
            Credit agreement        -    9.75%                4,900                    -

            Term loan               -    8.89%               50,000                    -
            Bridge loan             -   14.69%               75,000                    -

            Other                                               638                    669
                                                           --------               --------
                                                            285,683                102,509
            Less current maturities                          82,547                     46
                                                           --------               --------

            Total                                          $203,136               $102,463
                                                           ========               ========

     Credit Agreement
     Effective August 31, 1999, the Company's revolving credit facility (the "Revolver") was amended and increased from $145.0 million to $200.0 million, and additional term debt (the "Term Loan") of $50.0 million and senior subordinated debt (the "Bridge Loan") of $75.0 million were obtained in order to provide the necessary funds for the Tinnerman acquisition. Credit was provided by the same group of lending banks plus several new lending banks. The Revolver and Term Loan have a maturity of five years. The Bridge Loan has an initial maturity of one year, after which time the Bridge Loan automatically converts to a term loan subject to, among other things, an early payment premium and the issuance of stock warrants. The stock warrants would provide for the lenders to obtain up to ten percent of the shares of the Company's stock after August 31, 2000. The Company intends to replace the Bridge Loan before August 31, 2000 with alternative long term subordinated debt under terms more favorable to the Company. The Bridge Loan contains a provision for exit fees which may be applied to certain refinancing fees.

     An extraordinary charge for the refinancing of debt, net of tax, in the amount of $0.5 million was incurred for the nine month period ended December 26, 1999, to reflect the write-off of the unamortized debt issue costs of the prior credit agreement.

     The credit agreements provide the Company with borrowing capacity of $39.8 million as of December 26, 1999, for both domestic and international operations and letters of credit of up to $5.0 million. The Revolver, Bridge Loan and Term Loan are secured by all of the Company's assets. As of December 26, 1999, the Company had total borrowings of $285.0 million under the amended agreements which have a weighted average interest rate of 10.2%. The Company had $0.6 million of other borrowings consisting of a collateralized borrowing arrangement with a fixed interest rate of 3% due December 2004, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

     Borrowings under the Revolver as of December 26, 1999, were $160.0 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of December 26, 1999, $155.1 million of the Company's outstanding borrowings utilized LIBOR, of which $133.0 million were payable in U.S. Dollars and $7.0 million and $15.1 million were payable in Deutsche marks and Pounds sterling, respectively.

     Borrowings under the Term Loan as of December 26, 1999, were $50.0 million of which $7.5 million is due within one year, $7.5 million is due in year two, $10.0 million is due in years three and four, and $15.0 million is due upon maturity in year five.

     Borrowings under the Bridge Loan as of December 26, 1999, were $75.0 million, all of which is considered to be short term. Interest on the Bridge Loan is based on LIBOR plus a margin which is currently 8.5% and increases in quarterly increments subject to an overall maximum interest rate of 18%. The Bridge Loan matures on August 31, 2000, after which time, unless replaced, it converts automatically to senior subordinated term debt with additional provisions. The major additional provisions of the resulting term debt provide for a warrant escrow agreement that stipulates that the Company shall issue stock warrants to the debt holders for 731,197 shares of the Company's stock exercisable at par value (or $.01) per share, representing ten percent of the common equity of the Company on a fully diluted basis after giving effect to the warrants. Other provisions of the resulting term debt include various repayment premiums during the first seven years of the term, an overall maximum interest rate of 18% and the right of the holders of the Bridge Loan to require the Company to exchange this debt for a class of debt securities which the Company would be required to register for public distribution. The Company intends to replace the Bridge Loan prior to its maturity and, therefore, does not expect to be subject to the provisions of the term debt which would become effective after the Bridge Loan maturity date on August 31, 2000.

     The credit agreements require the Company to maintain interest rate protection on a minimum of $125.0 million of its variable rate debt. The Company has accordingly provided for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The credit agreement also limits the Company's ability to pay dividends to 25% of net income and restricts capital expenditures to a range of $12.0 and $15.0 million annually, and contains other customary financial covenants.

NOTE 6.    Provision for Plant Consolidation

     In the quarter ended September 26, 1999, the Company recorded a $4.5 million charge for the consolidation of its Anderton facility into the Ellison facility in Glusburn, West Yorkshire, England.

     This charge consists principally of $3.9 million related to the write-down of Anderton's assets to estimated realizable values, moving costs and other projected costs that are not expected to have a future benefit. The remaining $0.6 million will be utilized for severance payments to approximately 100 Anderton employees.

     As of December 26, 1999, a total of $1.3 million had been charged against the $4.5 million liability.

NOTE 7.    New Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS Statement No. 133" in June 1999, is effective for the Company for its fiscal year ending March 31, 2002. SFAS No. 133 requires that all derivative instruments be measured at fair value and recognized in the balance sheet as either assets or liabilities. The Company is currently evaluating the impact this pronouncement will have on its consolidated financial statements.

NOTE 8.     Disclosures about Segments and Related Information

                                                     Nine Months Ended
                                           ---------------------------------------
                                           December 26, 1999     December 27, 1998
                                           -----------------     -----------------
Sales:

 Specialty fastener products                       $ 161,323             $ 130,720

  Aerospace products                                  42,820                34,994
                                           -----------------     -----------------
     Total                                         $ 204,143             $ 165,714
                                           =================     =================

Operating profit:

  Specialty fastener products (a)                  $  15,682             $  19,133

  Aerospace products                                  10,062                 8,372
                                           -----------------     -----------------
     Total                                            25,744                27,505


Corporate expense (b)                                 (6,412)               (7,478)

Corporate interest and
 other income                                            446                   333

Interest expense                                     (12,233)               (5,272)
                                           -----------------     -----------------
Income before income taxes
 and extraordinary charge                          $   7,545             $  15,088
                                           =================     =================


(a) The results of operations of the Specialty fasteners products segment for the nine month period ended December 26, 1999, include a $4.5 million plant consolidation charge.

(b) The Corporate expense for the nine month period ended December 27, 1998, includes a $0.9 million increase to the allowance to offset a possible loss on notes receivable.

                                                           Three Months Ended
                                               -----------------        -----------------
                                               December 26, 1999        December 27, 1998
                                               -----------------        -----------------
Sales:

  Specialty fastener products                          $ 69,804                $ 43,353

  Aerospace products                                     16,068                  14,510
                                               -----------------        -----------------

     Total                                             $ 85,872                $ 57,863
                                               =================        =================

Operating profit:

  Specialty fastener products                          $  9,988                $  5,750

  Aerospace products                                      3,857                   3,696

                                               -----------------        -----------------

    Total                                                13,845                   9,446

Corporate expense (a)                                    (2,386)                 (1,584)

Corporate interest and
 other income                                               254                     144

Interest expense                                         (7,137)                 (2,011)
                                               -----------------        -----------------

Income before income taxes
 and extraordinary charge                              $  4,576                $  5,995
                                               =================        =================

(a) The Corporate expense for the three month period ended December 27, 1998, includes a $0.3 million reduction to the allowance to offset a possible loss on notes receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

All references to three and nine month periods in this Management's Discussion refer to the three and nine month periods ended December 26, 1999 for fiscal year 2000 and the three and nine month periods ended December 27, 1998 for fiscal year 1999. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amounts per share refer to diluted amounts per share.

Sales for the nine month period in 2000 were $204.1 million, an increase of $38.4 million, or 23.2%, from the comparable period in 1999. For the three month period in 2000, sales were $85.9 million, a $28.0 million, or 48.4%, increase from the comparable period in 1999. As further discussed below, the increased sales performance for the three and nine month periods in 2000 resulted primarily from the acquisitions of Ellison on July 19, 1999 and Tinnerman on August 31, 1999.

Gross profit for the nine month period in 2000 was $60.6 million, an increase of $7.7 million or 14.5% from the comparable period in 1999. For the three month period in 2000, gross profit increased by $7.5 million or 41.8% from the comparable period in 1999. Operating profit, excluding a $4.5 million charge for the plant consolidation for the nine month period in 2000, was $30.2 million, an increase of $2.7 million, or 9.9%, from the comparable period in 1999. For the three month period in 2000, operating profit was $13.8 million, an increase of $4.4 million, or 46.6%, from the comparable period in 1999. Changes in sales, operating profit and new orders from operations are discussed below by segment.

Net income for the nine month period in 2000 was $4.2 million, or $0.68 per share, compared to $8.3 million, or $1.30 per share, for the comparable period of 1999. During the three month period in 2000 the Company reported net income of $2.9 million, or $0.47 per share compared to net income of $3.6 million, or $0.58 per share, from the comparable period in 1999. Net income for the nine month period in 2000 includes an extraordinary charge in the amount of $0.5 million, or ($0.09) per share, after tax, for the refinancing of debt. Net income for the nine month period in 1999 includes an extraordinary charge in the amount of $0.8 million or ($0.12) per share after tax for refinancing of debt. Net income for the nine month period in 2000 also includes a $4.5 million pretax provision related to the consolidation of the Company's Anderton operation with Ellison. Net income for the nine month period in 1999 includes the establishment of a $0.9 million pretax allowance for a possible loss on a note receivable from the sale of a previously discontinued company.

Interest expense increased $7.0 million and $5.1 million for the nine month and three month periods in 2000, respectively. This increase resulted primarily from additional interest expense incurred to fund the acquisitions of Ellison and Tinnerman as discussed in Note 4 to the Financial Statements above.

New orders received during the nine month period in 2000 totaled $213.8 million, an increase of $47.2 million, or 28.3%, from the comparable period in 1999. For the three month period, new orders totaled $83.2 million, an increase of $29.0 million, or 53.5%, from last year's comparable period. The increased new orders for both the nine month and three month periods were largely due to additional orders related to the acquisition of Tinnerman and Ellison. At December 26, 1999, total backlog of unfilled orders was $104.0 million compared to $98.0 million at December 27, 1998, again attributable to the acquisitions of Tinnerman and Ellison, as well as increased backlog at Breeze Industrial and Waldes/IRR. Backlog was down at Breeze-Eastern, Norco and the European operations. Backlog at ARM was down at December 26, 1999 versus December 27, 1998 for reasons discussed below.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener Products segment were $161.3 million for the nine month period in 2000, an increase of $30.6 million, or 23.4%, from the comparable period in 1999. Sales for the three month period in 2000 were $69.8 million, a 61.0% increase from the same period in 1999. The nine and three month increases in 2000 were primarily due to the inclusion of Tinnerman and Ellison's operations in the current year periods. For the nine month period, sales increases at Breeze Industrial, TCR and Palnut were offset by sales decreases at Pebra, Waldes/IRR, ARM, Seeger-Orbis in Germany and the Brazilian operation.

For the three month period in 2000, increased sales at Breeze Industrial, Palnut and Waldes/IRR were offset by decreased sales at ARM, Pebra and TCR. The sales reductions at ARM resulted in part from a breach of a purchasing commitment agreement with Wesco Aircraft Hardware Corp., its largest customer, which is controlled by the sellers of ARM. On September 24, 1999, the Company filed an arbitration demand against Wesco and the sellers of ARM, seeking damages for fraud and breach of contract, punitive damages and rescission.

Operating profit in the nine month period in 2000 includes a $4.5 million charge for the consolidation of the Anderton and Ellison plants in the U.K. Before the effects of this charge, operating profit for the segment was $20.2 million for the nine month period in 2000, an increase of $1.0 million, or 5.4%, from the comparable period in 1999. The three month period in 2000 reported an operating profit of $10.0 million, an increase of $4.2 million, or 73.7%, from the comparable period in 1999. The increased operating profit was mainly due to additional operating profit generated by the Tinnerman acquisition offset by decreased operating profit at ARM and European retaining ring operations.

New orders for the nine month period were $170.2 million in 2000 versus $128.3 million in 1999. For the three month period, new orders were $71.3 million in 2000 versus $40.7 million in 1999. These increases in 2000 are largely the result of the inclusion of the Tinnerman and Ellison operations. Backlog of unfilled orders at December 26, 1999 was $58.0 million compared to $50.0 million at December 27, 1998, primarily due to the acquisitions of Tinnerman and Ellison and increased backlog at Breeze Industrial, Waldes/IRR and TCR, offset by reduced backlog at ARM and our European operations.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $42.8 million for the nine month period in 2000, an increase of $7.8 million, or 22.4%, from the comparable period in 1999. The increase was primarily due to the acquisition of NORCO, which was not fully included in the nine month period in 1999. Sales for the three month period in 2000 were $16.1 million, an increase of $1.6 million, or 10.7%, from the comparable period in 1999.

Operating profit for the nine month period in 2000 was $10.1 million, an increase of $1.7 million, or 20.2%, from the comparable period in 1999. The three month period had an operating profit of $3.9 million, an increase of $0.2 million, or 4.4%, from the comparable period in 1999. The increased operating profit for the nine month period was primarily due to the acquisition of NORCO.

New orders for the nine month period in 2000 were $45.1 million compared to $38.3 million in the comparable period in 1999. New orders for the three month period in 2000 were $13.5 million which was the same as in the comparable period in 1999. The increase in the nine month period was largely due to the NORCO acquisition. Backlog of unfilled orders at December 26, 1999 was $46.1 million compared to $48.0 million at December 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 69.3% as of December 26, 1999, compared to 45.3% as of March 31, 1999, due to the increased bank borrowings obtained for the Tinnerman acquisition on August 31, 1999 and the acquisition of Ellison on July 19, 1999. The current ratio at December 26, 1999, stood at 1.04 compared to 3.39 at March 31, 1999. Working capital was $5.1 million at December 26, 1999, down $66.0 million from March 31, 1999. As discussed in Note 5 (Long-Term Debt Payable to Banks and Others) to the Financial Statements above, the Bridge Loan principal of $75.0 million is shown as a current liability, reflecting its initial maturity date of August 31, 2000.

Management believes that the Company's anticipated cash flow from operations, combined with the bank credit described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures in the nine month period in 2000 were $5.1 million as compared with $9.0 million in the comparable period in 1999.

EXTRAORDINARY CHARGE FOR REFINANCING OF DEBT

On August 31, 1999, the Company refinanced its credit facilities as discussed in
Note 5 to the Financial Statements. Due to the termination of the prior credit agreement, the Company reported a charge to earnings in the nine month period to write off the unamortized portion of the loan origination costs associated with the prior agreement in the amount of $0.9 million before tax and $0.5 million after tax. This write-off is classified as an extraordinary charge in the Statement of Consolidated Operations for the nine month period ended December 26, 1999.

YEAR 2000 READINESS

The Company did not experience any significant interruptions relating to the date change from the year 1999 to the year 2000. The year 2000 issue relates to concern about computer programs that may not have been designed properly to distinguish dates, particularly if the date field contained only two digits.

The Company has been addressing this concern for several years and did not anticipate any problems at any of its business units, and did not expect any significant vendor or customer related problems based on survey information gathered.

At this point, the Company views the year 2000 readiness project as complete.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. The Company enters into derivative financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties are major financial institutions. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

The Company enters into forward exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged are foreign currency intercompany loans, purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations.

At December 26, 1999, the Company had outstanding forward foreign exchange contracts to purchase and sell $17.3 million of various currencies (principally Deutsche marks and Pounds sterling). At December 26, 1999, if all forward contracts were closed out, the Company would receive approximately $0.5 million (the difference between the fair value of all outstanding contracts and the contract amounts). A 10% fluctuation in exchange rates for these currencies would change the fair value by $1.7 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At December 26, 1999, the Company had entered into interest rate swap agreements to convert $125.0 million of floating interest rate debt to fixed rate. At December 26, 1999, the fair value of these swap agreements was approximately $1.8 million.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27   Financial Data Schedule

(b) A report on Form 8-K was filed on September 14, 1999 to report the August 31, 1999 acquisition by the Company of substantially all of the assets of the Engineered Fasteners Division of Eaton Corporation. This report on Form 8-K was amended by the filing of a report on Form 8-K/A dated November 12, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION

                                  (Registrant)

Dated: February 7, 1999       By: /s/ Joseph F. Spanier
                                  -------------------------------------
                                      JOSEPH F. SPANIER, Vice President
                                      and Chief Financial Officer*

* On behalf of the Registrant and as Principal Financial Officer.