Form 10-K
period 2000-03-31
TRANSTECHNOLOGY CORP
filed 2000-06-28
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 21, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $74,121,698. (See Item 12)

     As of June 21, 2000, the registrant had 6,144,804 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Annual Report for the fiscal year ended March 31, 2000 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

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

         TransTechnology Corporation's core business areas are specialty fastener products and aerospace products. During 2000, the Company continued its program to improve its position as one of the world's major suppliers of specialty fasteners to the transportation and industrial markets. Key aspects of this program include growth through acquisitions and the consolidation and rationalization of its manufacturing operations. Actions taken during 2000 to accomplish these goals included the acquisition of the Engineered Fasteners Division of Eaton Corporation ("Tinnerman") on August 31, 1999 and the acquisition of Ellison Holdings PLC ("Ellison") on July 19, 1999. For a more detailed description of these transactions, see Note 3 of "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report on page 19 which is incorporated herein by reference. The Company has substantially completed consolidation of the manufacturing plants in Great Britain as part of the Ellison acquisition program. This action has further strengthened the Company's position as one of the world's major suppliers of specialty fastener products to the transportation and industrial markets.

         Breeze-Eastern and NORCO, Inc. ("NORCO") make up the Company's aerospace products segment, and are the world's leading designers and manufacturers of sophisticated helicopter rescue hoists, cargo winches, cargo hook systems, mechanical components such as hold open rods, and application-specific mechanical and linear motion systems. These products are sold primarily to military and civilian agencies and aerospace contractors. The acquisition of all of the outstanding stock of NORCO was accomplished in fiscal 1999. For a more detailed description of this transaction, see Note 3 of "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report on page 19 which is incorporated herein by reference.

SPECIALTY FASTENER PRODUCTS

         The Company's specialty fastener products are manufactured by its Engineered Components Group (Palnut and the recently acquired Tinnerman companies), its Engineered Products Group (Breeze Industrial, Pebra, TCR and
ARM) and its Engineered Rings Group (Seeger-Orbis, TransTechnology Brasil, Waldes/IRR, TransTechnology (GB)). TransTechnology (GB) represents the consolidation of the Anderton and the recently acquired Ellison plants into a single manufacturing facility in Great Britain.

         The Engineered Components Group includes single and multi-thread metal fasteners, retaining rings and headlight adjusters for the automotive and industrial markets. These fasteners include: lock nuts for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; various single threaded parts designed for insertion into metal or plastic panels; and a variety of automotive headlight adjusters.

         Within the Engineered Products Group, Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps, including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for use in the heavy truck and industrial equipment industries by original equipment manufacturers and replacement suppliers. Pebra designs and manufactures hose clamps primarily for heavy truck manufacturers in Europe. TCR designs and manufactures sophisticated externally threaded fastening devices and custom industrial components by combining its expertise in cold forging and machining technologies. TCR products are used by industrial customers worldwide, with key market groups, including automotive, hydraulic and recreational product industries. ARM designs and manufactures rivets and externally threaded fasteners primarily for the aerospace industry.

         Within the Engineered Rings Group, Seeger-Orbis, TransTechnology Brasil, Waldes/IRR and TransTechnology (GB) manufacture a large range of retaining and snap rings used in the automotive, marine, household and computer applications that require retention of parts to shafts and axles.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturing representatives. Such products comprised 80%, 78% and 83% of the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

         At March 31, 2000, the Company's Specialty Fastener Products segment backlog was $65.4 million, compared to $45.9 million at March 31, 1999. The increase is primarily the result of the Tinnerman and Ellison acquisitions. Substantially all of the March 31, 2000 backlog is scheduled to be shipped during fiscal 2001.

AEROSPACE PRODUCTS

         The Company's aerospace products are designed, developed and manufactured by Breeze-Eastern and NORCO. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs. NORCO designs, develops and manufactures mechanical components and systems such as hold open rods, quick connect/disconnect locking systems, helicopter blade restraint systems, latch assemblies, safety locks and application-specific mechanical systems. Its power transmission line of products include rollnuts, rollnut longspan assemblies, ball reversers, ball oscillators, FlenNute assemblies and other application-specific linear motion assemblies.

         Breeze-Eastern and NORCO sell their products through internal marketing representatives and several independent sales representatives and distributors. The Aerospace product lines contributed 20%, 22% and 17% to the Company's consolidated net sales in 2000, 1999 and 1998, respectively.

         The Aerospace Product segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2000, the backlog of unfilled orders was $44.2 million, compared to $43.8 million at March 31, 1999. The majority of the March 31, 2000 backlog is expected to be shipped during fiscal 2001.

DEFENSE INDUSTRY SALES

         Approximately 8% of the Company's consolidated net sales in 2000, as compared to 10% and 11% in 1999 and 1998, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.

ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 12 of "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report on page 25 which is incorporated herein by reference.

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

EMPLOYEES

         As of June 2, 2000, the Company employed 2,581 people. There were 2,277 employees associated with the Specialty Fastener Products segment, 283 with the Aerospace Products segment and 21 with the corporate office.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information relating to each of the Company's segments has been included in Note 13 of "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report on pages 25-27 and is incorporated herein by reference.

FOREIGN OPERATIONS AND SALES

         The Company's foreign-based facilities during fiscal 2000 consisted of the Seeger-Orbis and Pebra facilities located in Konigstein and Frittlingen, Germany, TransTechnology (GB) Limited's facility located in Glusburn, England, sales offices in Paris, France, Barcelona, Spain and Surrey, England, TransTechnology Brasil's facility located in Sao Paulo, Brazil and TransTechnology Canada Corporation's facility located in Hamilton, Ontario. The Company acquired the Seeger-Orbis and TransTechnology Brazil businesses on June 30, 1995. Pebra was acquired on June 18, 1996. TransTechnology (GB) resulted from the consolidation on December 1, 1999, of Anderton International Limited, acquired on June 30, 1995, and Ellison Holdings PLC, was acquired on July 19, 1999. TransTechnology Canada Corporation was incorporated on August 12, 1999 to hold the Canadian based assets of Eaton's Engineered Fasteners Division acquired on August 31, 1999. The Company had foreign sales of $66.2 million, $56.7 million and $57.2 million in fiscal 2000, 1999 and 1998, respectively, representing 22%, 25% and 28% of the Company's consolidated net sales in each of those years, respectively. The Company had export sales of $43.3 million, $31.2 million and $20.3 million in fiscal 2000, 1999 and 1998, respectively, representing 15%, 14% and 10% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area, are set forth in Note 13 of "Notes to Consolidated Financial Statements" in the Company's 2000 Annual Report on pages 25-27 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                                Owned or
          Location                Use of Premises                                Leased        Sq. Ft
          --------                ---------------                                ------        ------
Liberty Corner, New Jersey        Executive Offices                             Leased         13,000


SPECIALTY FASTENER
PRODUCTS SEGMENT
------------------
Saltsburg, Pennsylvania           Breeze Industrial offices and                  Owned        137,000
                                  manufacturing plant

Mountainside, New Jersey          Palnut offices and manufacturing               Owned        142,000
                                  plant

Irvington, New Jersey             TransTechnology Engineered                     Owned         37,000
                                  Rings - Industrial Division
                                  manufacturing plant

Millburn, New Jersey              TransTechnology Engineered                    Leased         53,100
                                  Rings - Industrial Division
                                  offices and distribution center


City of Industry, California      Aerospace Rivet Manufacturers                 Leased         60,500
                                  Corporation offices and
                                  manufacturing plant

Southfield, Michigan              Engineered components sales office            Leased          6,000


Brunswick, Ohio                   TT Engineered Components                      Leased         44,500
                                  group offices and manufacturing plant

Massillon, Ohio                   TT Engineered Components                       Owned        190,580
                                  offices and manufacturing plant

Hamilton, Ontario, Canada         TT Engineered Components                       Owned        127,913
                                  offices and manufacturing plant

Konigstein, Germany               Seeger Group offices and                       Owned        149,000
                                  Seeger-Orbis manufacturing
                                  Plant

Minneapolis, Minnesota            TCR Corporation offices                       Leased        137,000
                                  and plant

SPECIALTY FASTENER
PRODUCTS SEGMENT
------------------
(Continued)
Glusburn, England                 TransTechnology (GB) offices                   Owned        263,000
                                  and manufacturing plant

Surrey, England                   TransTechnology Engineered                    Leased            109
                                  Components sales office

Sao Paulo, Brazil                 TransTechnology Brasil offices                 Owned         85,000
                                  and manufacturing plant

Paris, France                     TransTechnology Engineered                    Leased            500
                                  Rings sales office

Frittlingen, Germany              Pebra offices and                              Owned         30,000
                                  manufacturing plant

Barcelona, Spain                  TransTechnology Engineered                    Leased            500
                                  Rings sales office

AEROSPACE PRODUCTS SEGMENT
--------------------------
Union, New Jersey                 Breeze-Eastern offices                         Owned        188,000
                                  and manufacturing plant

Ridgefield, Connecticut           NORCO, Inc.offices and                         Owned         35,000
                                  manufacturing plant


        The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in California, Pennsylvania, New York, Illinois and England. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale.

ITEM 3.  LEGAL PROCEEDINGS

        The information required has been included in Note 12 of "Notes to Consolidated Financial Statements" included in the Company's 2000 Annual Report on page 25 and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three month period ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock, par value $0.01, is traded on the New York Stock Exchange under the symbol TT. The following table sets forth the range of high and low closing sales prices of shares of the Company's Common Stock for the calendar quarters indicated, as reported by the New York Stock Exchange.

                                                       High                 Low
                                                       ----                 ---
         Fiscal 1999
             First Quarter                  $        30-5/8             $  25-9/16
             Second Quarter                          27-1/8                20-1/4
             Third Quarter                           23-11/16              18-9/16
             Fourth Quarter                          20-3/4                16-1/2

         Fiscal 2000
             First Quarter                  $        20-7/16            $  16-15/16
             Second Quarter                          19-3/4                11-5/8
             Third Quarter                           12-5/16               8-1/8
             Fourth Quarter                          15-3/16               10-1/2

         Fiscal 2001
             First Quarter                  $        14-11/16           $  8-7/16
             (through June 21, 2000)


        As of June 21, 2000, the number of stockholders of record of the Common Stock was 1,824. On June 21, 2000, the closing sales price of the Common Stock was $12.0625 per share.

        The Company's bank indebtedness permits quarterly dividend payments which cannot exceed 25% of the Company's cumulative net income in each year. The Company paid a regular quarterly dividend of $0.065 per share on June 1, September 1 and December 1, 1998, March 1, June 1, September 1 and December 1, 1999 and March 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

        The information required has been included in the Company's 2000 Annual Report on page 1 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required has been included in the Company's 2000 Annual Report on pages 28-33 and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required has been included in the Company's 2000 Annual Report on pages 32-33 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements: The information required has been included in the Company's 2000 Annual Report on pages 13-33 and is incorporated herein by reference.

        Quarterly Financial Data: The information required has been included in
        Note 14 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report on page 27 and is incorporated herein by reference.

        Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 2000, 1999 and 1998.

                  Schedules referenced in Article 5 of Regulation S-X, other than that listed above, are not required and have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

        For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is contained in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of the Annual Report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at March 31, 2000 and 1999

                  Statements of Consolidated Operations for the years ended March 31, 2000, 1999 and 1998

                  Statements of Consolidated Cash Flows for the years ended March 31, 2000, 1999 and 1998

                  Statements of Consolidated Stockholders' Equity for the years ended March 31, 2000, 1999 and 1998

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules:

                  Independent Auditors' Report

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2000, 1999 and 1998

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2000



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

   Signature                                   Title                                                 Date
   ---------                                   -----                                                 ----
/s/Michael J. Berthelot                     Chairman of the Board, President                     June 23, 2000
-----------------------------------         and Chief Executive Officer
MICHAEL J. BERTHELOT                        (Principal Executive Officer)


/s/Joseph F. Spanier                        Vice President, Chief Financial Officer              June 23, 2000
-----------------------------------         and Treasurer
JOSEPH F. SPANIER                           (Principal Financial and Accounting Officer)


/s/Walter Belleville                        Director                                             June 23, 2000
-----------------------------------
WALTER BELLEVILLE


/s/Gideon Argov                             Director                                             June 23, 2000
-----------------------------------
GIDEON ARGOV


/s/Thomas V. Chema                          Director                                             June 23, 2000
-----------------------------------
THOMAS V. CHEMA


/s/John H. Dalton                           Director                                             June 23, 2000
-----------------------------------
JOHN H. DALTON


/s/James A. Lawrence                        Director                                             June 23, 2000
-----------------------------------
JAMES A. LAWRENCE


/s/Michel Glouchevitch                      Director                                             June 23, 2000
-----------------------------------
MICHEL GLOUCHEVITCH


/s/William J. Recker                        Director                                             June 23, 2000
-----------------------------------
WILLIAM J. RECKER

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the consolidated financial statements of TransTechnology Corporation and subsidiaries as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 18, 2000; such consolidated financial statements and report are included in your 2000 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 18, 2000

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                          BALANCE AT           CHARGED TO         CHARGED TO                            BALANCE
                                          BEGINNING OF         COSTS AND          OTHER                                 AT END
           DESCRIPTION                    PERIOD               EXPENSES           ACCOUNTS            DEDUCTIONS        OF PERIOD
        -------------------------      -----------------    ---------------    ---------------     -----------------   ------------
        2000
        ----
        Allowances for
        doubtful accounts
        and sales returns                $    240              $    778          $  488 (A)           $     377            $ 1,129

        Inventory reserves               $  4,715              $  3,305          $  466               $   2,705            $ 5,781

        Environmental
        reserves                         $  2,140              $    201               -               $     427            $ 1,914

        1999
        ----
        Allowances for
        doubtful accounts
        and sales returns                $    556              $    230          $   40 (B)           $     586            $   240

        Inventory reserves               $  6,382              $  1,432               -               $   3,099            $ 4,715

        Environmental
        reserves                         $  3,141              $    479               -               $   1,480            $ 2,140

        1998
        ----
        Allowances for
        doubtful accounts
        and sales returns                $    588              $    537          $   20 (C)           $     589            $   556

        Inventory reserves               $  6,363              $  1,014               -               $     995            $ 6,382

        Environmental
        reserves                         $  3,177              $    642               -               $     678            $ 3,141

         (A) Amount represents balance acquired from Tinnerman and Ellison acquisitions.

         (B) Amount represents balances acquired from ARM and NORCO, Inc. acquisitions.

         (C) Amount represents balance acquired from TCR Corporation acquisition.

                               INDEX TO EXHIBITS

                                                                                                                        Page
                                                                                                                     Sequentially
                                                                                                                       Numbered
                                                                                                                     ------------
3.1      Certificate of Incorporation of the Company.(1)                                                                   --

3.2      Bylaws of the Company Amended and Restated as of April 15, 1999. (13)                                             --

10.1     1996 - 1998 Incentive Compensation Plan of the Company.(10)                                                       --

10.2     Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)                                             --

10.3     Form of Incentive Stock Option Agreement.(2)                                                                      --

10.4     Form of Director Stock Option Agreement.(3)                                                                       --

10.5     Form of Restricted Stock Award Agreement used under the Company's Amended and
         Restated 1992 Long Term Incentive Plan.(4)                                                                        --

10.6     Indemnification Agreement dated February 11, 1987 between the Company and each of
         its officers and directors. (5)                                                                                   --

10.7     Executive Life Insurance Plan.(6)                                                                                 --

10.8     Amended and Restated Credit Agreement dated as of June 30, 1995 and amended and
         restated as of July 24, 1998 between the Company and BankBoston, N.A. (13)                                        --

10.9     Amendment Agreement No. 1 to the Amended and Restated Credit Agreement dated
         as of August 21, 1998 between the Company and BankBoston, N.A. (13)                                               --

10.10    Amendment Agreement No. 2 to the Amended and Restated Credit Agreement dated
         as of November 27, 1998 between the Company and BankBoston, N.A. (13)                                             --

10.11    Amendment Agreement No. 3 to the Amended and Restated Credit Agreement dated
         as of December 23, 1998 between the Company and BankBoston, N.A. (13)                                             --

10.14    Form of Executive Severance Agreement with Officers of the Company.(10)                                           --

10.15    Form of Executive Severance Agreement with Subsidiary Presidents. (10)                                            --

10.16    Form of Executive Severance Agreement with Division Presidents.(10)                                               --

10.17    Form of Executive Severance Agreement with Overseas Subsidiary Managing Directors.(10)                            --

10.18    Form of First Amendment to Executive Severance Agreement with Officers of the Company.(11)                        --

10.19    Form of First Amendment to Executive Severance Agreement with Subsidiary Presidents.(11)                          --

10.20    Form of First Amendment to Executive Severance Agreement with Division Presidents.(11)                            --

10.21    Form of First Amendment to Executive Severance Agreement with Overseas Subsidiary
         Managing Directors.(11)                                                                                           --

10.22    Consulting Agreement with John Dalton. (13)                                                                       --

                                                                                                                         Page
                                                                                                                     Sequentially
                                                                                                                       Numbered
                                                                                                                     ------------
10.23    1999-2001 Incentive Compensation Plan of the Company. (13)                                                        --

10.24    1998 Non-Employee Directors' Stock Option Plan of the Company.(12)                                                --

10.25    Form of Stock Option Agreement used under the Company's 1998 Non-Employee
         Directors' Stock Option Plan. (13)                                                                                --

10.26    1999 Long Term Incentive Plan of the Company. (13)                                                                --

10.27    Form of Stock Option Agreement used under the Company's 1999 Long Term
         Incentive Plan.                                                                                                   --

10.28    Form of Restricted Stock Award Agreement used under the Company's 1999
         Long Term Incentive Plan.                                                                                         --

10.29    Second Amended and Restated Credit Agreement dated as of June 30, 1995, amended and restated as of July 24, 1998 and further amended and restated as of as of August 31, 1999 among TransTechnology Corporation, TransTechnology
         Seeger-Orbis GmbH, TransTechnology (GB) Limited, The Lenders referred to therein, BankBoston, N.A., acting through its London Branch, as Sterling
         Fronting Bank, BHF-Bank Aktiengesellschaft, as DM Fronting Bank, ABN AMRO
         Bank, N.V., as Syndication Agent, The First National Bank of Chicago, as
         Documentation Agent and BankBoston, N.A. as Administrative Agent and
         Issuing Bank. (14)                                                                                                --

10.30    Senior Subordinated Note Purchase Agreement dated as of August 31, 1999 among TransTechnology Corporation, the Lenders and Holders referred to
         therein and BankBoston, N.A. as Administrative Agent. (14)                                                        --

10.31    Warrant Agreement as of August 31, 1999 by and between TransTechnology
         Corporation, and State Street Bank and Trust Company as Warrant Agent. (14)                                       --

10.32    Warrant Holders' Agreement by and among TransTechnology Corporation, the
         Purchasers named therein and BankBoston, N.A., as Administrative Agent. (14)                                      --

10.33    Registration Rights Agreement dated as of August 31, 1999 by and among
         TransTechnology Corporation, the Guarantors named therein and BankBoston, N.A.,
         as Administrative Agent. (14)                                                                                     --

10.34    Warrant Escrow Agreement dated as of August 31, 1999 among TransTechnology
         Corporation, State Street Bank and Trust Company as Warrant Agent and as Escrow
         Agent, and BankBoston, N.A. as Administrative Agent. (14)                                                         --

10.35    Exchange Escrow Agreement dated as of August 31, 1999 among TransTechnology
         Corporation, State Street Bank and Trust Company as Trustee and as Escrow Agent,
         and BankBoston, N.A. as Administrative Agent. (14)                                                                --

10.36    Indemnification Agreement dated January 13, 2000 between the Company and each of
         its officers and directors.                                                                                       --

13       The Company's 2000 Annual Report.                                                                                 --

21       List of Subsidiaries of the Company.                                                                              --

27       Financial Data Schedule.                                                                                          --

---------------------

                                                                                                                         Page
                                                                                                                     Sequentially
                                                                                                                       Numbered
                                                                                                                     ------------
(1)      Incorporated by reference from the Company's Form 8-A Registration Statement
         No. 2-85599 dated February 9, 1987.                                                                               --

(2)      Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 333-45059 dated January 28, 1998.                                                                    --

(3)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1995.                                                                         --

(4)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1994.                                                                         --

(5)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1987.                                                                         --

(6)      Incorporated by reference from the Company's Annual Report on Form 10-K
         for the Fiscal Year ended March 31, 1989.                                                                         --

(7)      Incorporated by reference from the Company's Report on Form 8-K
         filed on July 14, 1995.                                                                                           --

(8)      Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1996.                                                                             --

(9)      Incorporated by reference from the Company's Report on Form 8-K
         filed on April 29, 1997.                                                                                          --

(10)     Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1997.                                                                             --

(11)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q
         for the Quarter ended December 27, 1998.                                                                          --

(12)     Incorporated by reference from the Company's Registration Statement on
         Form S-8 No. 333-70877 dated January 20, 1999.                                                                    --

(13)     Incorporated by reference from the Company's Annual Report on Form 10-K for
         the Fiscal Year ended March 31, 1999.                                                                             --

(14)     Incorporated by reference from the Company's Report on Form 8-K
         filed on November 12, 1999.                                                                                       --