Form 10-Q
period 2000-07-02
TRANSTECHNOLOGY CORP
filed 2000-08-16
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-7872

                            -------------------------

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

                        As of August 8, 2000, the total number of outstanding shares of registrant's one class of common stock was 6,150,884.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I. Financial Information                                                        Page No.
        ---------------------                                                        --------
  Item 1.       Financial Statements....................................................   2
  -------

                Statements of Consolidated Operations--
                Three Month Periods Ended July 2, 2000
                and June 27, 1999.......................................................   3

                Consolidated Balance Sheets--
                July 2, 2000 and March 31, 2000.........................................   4

                Statements of Consolidated Cash Flows--
                Three Month Periods Ended July 2, 2000 and
                June 27, 1999...........................................................   5

                 Notes to Consolidated Financial Statements............................. 6-12


  Item 2.       Management's Discussion and Analysis of Financial
  -------       Condition and Results of Operations.....................................13-14

  Item 3.       Quantitative and Qualitative Disclosures about Market Risk..............   15
  -------


PART II.   Other Information
           ------------------

  Item 1.       Legal Proceedings.......................................................   16
  -------

  Item 6.       Exhibits and Reports on Form 8-K........................................   16
  -------

SIGNATURES .............................................................................   16

EXHIBIT 27..............................................................................   17

                          PART I. FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended July 2, 2000, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2000.








                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                               THREE MONTHS ENDED
                                                      -----------------------------------
                                                       JULY 2, 2000        JUNE 27, 1999
                                                      -------------       ---------------

Net sales                                              $    84,365         $    55,368
Cost of sales                                               61,186              39,251
Plant consolidation charge                                   1,330                  --
                                                       -----------         -----------
Gross profit                                                21,849              16,117
                                                       -----------         -----------
General, administrative
   and selling expenses                                     14,709              11,185
Interest expense (a)                                         8,932               1,630
Interest income                                                (53)                (63)
Royalty and other income                                      (526)               (232)
                                                       -----------         -----------
Income (loss) before income taxes                           (1,213)              3,597

Income taxes (benefit)                                        (461)              1,439
                                                       -----------         -----------
   Net income (loss)                                   $      (752)        $     2,158
                                                       ===========         ===========
Basic earnings per share:  (Note 1)
   Net income (loss)                                   $     (0.12)        $      0.35
                                                       ===========         ===========

Diluted earnings per share:
   Net income (loss)                                   $     (0.12)        $      0.35
                                                       ===========         ===========

Numbers of shares used in computation
   of per share information:
      Basic                                              6,147,000           6,124,000
      Diluted                                            6,147,000           6,158,000


See accompanying notes to unaudited consolidated financial statements.

(a) The interest expense for the three month period ended July 2, 2000, includes accelerated write-off of fees related to the bridge debt of $1.1 million.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)


                                                                                                (UNAUDITED)
                                                                                                JULY 2, 2000      MARCH 31, 2000
                                                                                                ------------      --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                     $   2,392         $   3,350
    Accounts receivable (net of allowance for doubtful accounts
      of $1,353 at July 2, 2000 and $1,129 at March 31, 2000)                                        58,124            61,819
    Inventories                                                                                      66,337            65,744
    Prepaid expenses and other current assets                                                         3,104             1,942
    Deferred income taxes                                                                             1,915             1,872
                                                                                                  ---------         ---------
      Total current assets                                                                          131,872           134,727
                                                                                                  ---------         ---------

Property, plant and equipment                                                                       151,330           153,068
    Less accumulated depreciation and amortization                                                   48,924            47,048
                                                                                                  ---------         ---------
      Property, plant and equipment - net                                                           102,406           106,020
                                                                                                  ---------         ---------

Other assets:
    Notes receivable                                                                                  3,361             3,455
    Costs in excess of net assets of acquired businesses (net of accumulated amortization:
      July 2, 2000, $12,211;  March 31, 2000, $10,933)                                              190,837           192,115
    Patents and trademarks (net of accumulated amortization:                                         20,374            20,809
      July 2, 2000, $1,769;  March 31, 2000, $1,334)
    Deferred income taxes                                                                            10,091             9,987
    Other                                                                                            15,269            15,642
                                                                                                  ---------         ---------
      Total other assets                                                                            239,932           242,008
                                                                                                  ---------         ---------
      Total                                                                                       $ 474,210         $ 482,755
                                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                             $  82,874         $  82,585
    Accounts payable-trade                                                                           22,368            25,550
    Accrued compensation                                                                              7,850            10,359
    Accrued income taxes                                                                              2,194             5,799
    Other current liabilities                                                                        10,501             8,672
                                                                                                  ---------         ---------
      Total current liabilities                                                                     125,787           132,965
                                                                                                  ---------         ---------
Long-term debt payable to banks and others                                                          196,141           194,759
                                                                                                  ---------         ---------
Deferred income taxes                                                                                12,731            11,873
                                                                                                  ---------         ---------
Other long-term liabilities                                                                          12,610            14,275
                                                                                                  ---------         ---------
Stockholders' equity:
    Preferred stock-authorized, 300,000 shares;  none issued                                             --                --
    Common stock-authorized, 14,700,000 shares of $.01 par value;
      issued 6,697,312 at July 2, 2000, and 6,691,232 at March 31, 2000                                  67                67
    Additional paid-in capital                                                                       77,641            77,587
    Retained earnings                                                                                62,571            63,722
    Accumulated other comprehensive loss                                                             (3,980)           (3,157)
    Unearned compensation                                                                              (288)             (267)
                                                                                                  ---------         ---------
                                                                                                    136,011           137,952
    Less treasury stock, at cost - (546,428 shares at July 2, 2000 and
      546,394 at March 31, 2000)                                                                     (9,070)           (9,069)
                                                                                                  ---------         ---------
      Total stockholders' equity                                                                    126,941           128,883
                                                                                                  ---------         ---------
      Total                                                                                       $ 474,210         $ 482,755
                                                                                                  =========         =========


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)


                                                                                 THREE MONTHS ENDED
                                                                        ----------------------------------
                                                                         JULY 2, 2000       JUNE 27, 1999
                                                                        --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                         $    (752)         $   2,158

Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation and amortization                                             5,566              3,055
    Provision for losses on notes and accounts receivable                       106                 59
    Loss on sale or disposal of fixed assets                                    133                 37
    Gain on sale of marketable securities                                        (7)                --
    Change in assets and liabilities net of acquisitions:
      Decrease (increase) in accounts receivable                              3,318             (1,507)
      (Increase) decrease in inventories                                     (1,205)             2,201
      Increase in other assets                                                 (741)              (318)
      Decrease in accounts payable                                           (2,434)            (2,931)
      Decrease in accrued compensation                                       (2,457)            (1,061)
      (Decrease) increase in income tax payable                              (3,605)             1,149
      Increase (decrease) in other liabilities                                  886             (1,984)
                                                                          ---------          ---------
    Net cash (used in) provided by operating activities                      (1,192)               858
                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                         (1,768)            (1,628)
Proceeds from sale of fixed assets                                               16                  8
Decrease in notes receivable                                                     97                168
Proceeds from sale of marketable securities                                      11                  3
                                                                          ---------          ---------
    Net cash used in investing activities                                    (1,644)            (1,449)
                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                           25,371             11,200
Payments on long-term debt                                                  (23,076)           (12,557)
Proceeds from issuance of stock under stock option plan                          --                185
Dividends paid                                                                 (399)              (397)
                                                                          ---------          ---------
    Net cash provided by (used in) financing activities                       1,896             (1,569)
                                                                          ---------          ---------

Effect of exchange rate changes on cash                                         (18)               (26)
Decrease in cash and cash equivalents                                          (958)            (2,186)
Cash and cash equivalents at beginning of period                              3,350              2,255
                                                                          ---------          ---------

Cash and cash equivalents at end of period                                $   2,392          $      69
                                                                          =========          =========

Supplemental Information:
Interest payments                                                         $   7,566          $   1,611
Income tax payments                                                       $   1,703          $     549


--------------------------------

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            (In Thousands of Dollars)


NOTE 1.         Earnings Per Share

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

        The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows: (in thousands)

                                                 Three Months Ended
                                         ------------------------------------
                                          July 2, 2000         June 27, 1999
                                         --------------       ---------------

Basic Earnings per Share:


  Weighted average common
   shares outstanding                            6,147              6,124
                                               =======            =======

Diluted Earnings per Share:

  Weighted average common
   shares outstanding                            6,147              6,124


  Stock Options (dilutive*)                         --                 34
                                               -------            -------

Denominator for Diluted
  Earnings per Share                             6,147              6,158
                                               =======            =======


* Not including anti-dilutive stock options totaling 395 for the three month period ended July 2, 2000 and 79 for the three month period ended June 27, 1999.

NOTE 2.         Comprehensive Income

        For the three month periods ended July 2, 2000 and June 27, 1999, other comprehensive income is comprised of foreign currency translation adjustments and unrealized holding gains and losses on marketable securities. Comprehensive income is summarized below.

                                                               Three Months Ended
                                                      -----------------------------------
                                                       July 2, 2000        June 27, 1999
                                                      --------------      ---------------
Net (loss) income                                         $  (752)            $ 2,158

Other comprehensive income
  (loss), net of tax:

Foreign currency translation
  adjustment                                                 (818)               (258)

Unrealized investment
  holding gain                                                 (5)                  2
                                                          -------             -------

Total comprehensive (loss)
  income                                                  $(1,575)            $ 1,902
                                                          =======             =======


NOTE 3.         Inventories

        Inventories are summarized as follows:

                                                              Three Months Ended
                                                      -----------------------------------
                                                       July 2, 2000       March 31, 2000
                                                      --------------     ----------------
Finished goods                                            $23,894             $24,012

Work in process                                            18,558              18,367

Purchased and
  manufactured parts                                       23,885              23,365
                                                         --------            --------

  Total inventories                                       $66,337             $65,744
                                                         ========            ========

NOTE 4.         Long-term Debt Payable to Banks and Others

        Long-term debt payable, including current maturities, consisted of the following:

                                                                                 July 2, 2000        March 31, 2000
                                                                               ----------------    ------------------

Revolver                                         -                8.67%                   -         $   154,723
Revolver                                         -                8.83%         $   148,079                   -
Revolver                                         -               10.75%              10,000                   -

Term loan                                        -                8.69%                   -              46,250
Term loan                                        -                9.44%              44,375                   -

Bridge loan                                      -               15.44%                   -              75,000
Bridge loan                                      -               16.69%              75,211                   -

Other                                                                                 1,350               1,371
                                                                                -----------         -----------
                                                                                    279,015             277,344
Less current maturities                                                              82,874              82,585
                                                                                -----------         -----------

Total                                                                           $   196,141         $   194,759
                                                                                ===========         ===========

        Credit Agreement

        Effective August 31, 1999, the Company's revolving credit facility (the "Revolver") was amended and increased from $145.0 million to $200.0 million, and additional term debt (the "Term Loan") of $50.0 million and senior subordinated debt (the "Bridge Loan") of $75.0 million were obtained in order to provide the necessary funds for the Tinnerman acquisition (as defined in Note 4 below). Credit was provided by the same group of lending banks plus several new lending banks. The Revolver and Term Loan have a maturity of five years. The Bridge Loan has an initial maturity of one year, after which time the Bridge Loan automatically converts to a term loan subject to, among other things, an early payment premium and the issuance of stock warrants (as more fully described below). The stock warrants would provide for the lenders to obtain up to ten percent of the shares of the Company's stock (on a fully diluted basis) after August 31, 2000. The Company is currently making arrangements to replace the Bridge Loan before August 31, 2000 with alternative long term subordinated debt under terms more favorable to the Company. The Bridge Loan contains a provision for exit fees of approximately $2.1 million. The Company has included $1.1 million of costs related to the Bridge Loan replacement in interest expense during the three month period ended July 2, 2000. The balance of the Bridge Loan replacement costs will be expensed through the time of its replacement, which is expected to be on or about August 31, 2000.

        The Company has unused borrowing capacity for both domestic and international operations of $36.9 million as of July 2, 2000 and letters of credit of $4.9 million. The Revolver and Term Loan are secured by all of the Company's assets. As of July 2, 2000, the Company had total borrowings of $277.7 million under the amended agreements which have a weighted-average interest rate of 11.18%. The Company had $1.4 million of other borrowings consisting of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75%, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

        Borrowings under the Revolver as of July 2, 2000, were $158.1 million. Interest on the Revolver is tied to the primary bank's prime rate or, at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of July 2, 2000, $148.1 million of the Company's outstanding borrowings utilized LIBOR, of which $123.0 million were payable in U.S. Dollars and $5.4 million and $19.6 million were payable in Deutsche marks and Pounds sterling, respectively.

        Borrowings under the Term Loan as of July 2, 2000, were $44.4 million of which $7.5 million is due within one year, $9.4 million is due in year two, $10.0 million is due in year three, $13.7 million is due in year four, and $3.8 million is due upon maturity in year five.

        Borrowings under the Bridge Loan as of July 2, 2000, were $75.2 million, all of which is considered to be short term. Interest on the Bridge Loan is based on LIBOR plus a margin (which is currently 10%) subject to an overall maximum interest rate of 18%. The Bridge Loan matures on August 31, 2000, after which time, unless replaced, it converts automatically to senior subordinated term debt with additional provisions. The major additional provisions of the resulting term debt provide for the Company to issue stock warrants from an escrow agreement entered into on August 31, 1999 to the debt holders for 731,197 shares of the Company's stock exercisable at par value (or $.01) per share, representing ten percent of the common equity of the Company on a fully diluted basis after giving effect to the warrants. Other provisions of the resulting term debt include various repayment premiums during the first seven years of the term, an overall maximum interest rate of 18% and the right of the holders of the Bridge Loan to require the Company to exchange this term debt for a class of debt securities which the Company would be required to register for public distribution. The Company is currently making arrangements to replace the Bridge Loan prior to its maturity and, therefore, does not expect to be subject to the provisions of the term debt which would become effective on the Bridge Loan maturity date which is August 31, 2000.

        The credit agreements require the Company to maintain interest rate protection on a minimum of $125.0 million of its variable rate debt. The Company has, accordingly, provided for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The credit agreement also limits the Company's ability to pay dividends to 25% of net income and restricts annual capital expenditures to $12.0 million through 2001, $13.0 million in 2002, and $15.0 million thereafter, as well as other customary financial covenants.

        OTHER

        Other long-term debt is comprised principally of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75% and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

NOTE 5.         Acquisitions

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

        On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings PLC, a privately held company, and its German affiliate Ellison, Rotettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle and industrial markets. The allocation of the purchase price to the assets and liabilities of Ellison is preliminary pending final purchase price adjustments, if any. As part of the acquisition plan, the Company closed its existing Anderton facility in Bingley, U.K. and consolidated that operation with the Ellison facility. In the quarter ended September 26, 1999, the Company recorded a $4.5 million charge for the consolidation. The charge consisted of $3.8 million, principally related to the write-down of Anderton's assets no longer being used to estimated realizable values and other costs directly related to the exit of the facility, and approximately $0.7 million for severance and related benefit payments to approximately 100 Anderton employees. In the quarter ended March 31, 2000, $1.0 million was charged to cost of sales primarily due to excess overtime incurred to produce parts pending customer approval on first part production lots.

        In addition, in the quarter ended July 2, 2000, the Company recorded a $1.3 million charge to cost of sales primarily related to excess overtime to produce parts.

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

        The Company has accounted for the above-mentioned acquisitions under the purchase method of accounting and each acquisition has been consolidated with the Company, beginning on the effective date of each acquisition. The excess of the purchase price over the fair value of the net assets acquired is included in the accompanying Consolidated Balance Sheets under the caption "Costs in excess of net assets of acquired businesses" and is being amortized over 40 years.

        The following summarizes the Company's unaudited pro forma information as if the Ellison and Tinnerman acquisitions had occurred on April 1, 1999. The pro forma information is based on historical results of operations, adjusted for acquisition costs, additional interest expense, amortization of goodwill, additional depreciation and income taxes. It is not necessarily indicative of what the results would have been had the Company operated the acquired entities since April 1, 1999.

                                                       Three Months Ended
                                                          June 27, 1999
                                                        -----------------

        Net sales                                          $   81,024
                                                        -----------------

        Net income                                         $      966
                                                        -----------------

        Basic earnings per share                           $     0.16
                                                        -----------------

        Diluted earnings per share                         $     0.16
                                                        -----------------

        Basic shares                                        6,124,000

        Diluted shares                                      6,158,000


NOTE 6.         New Accounting Pronouncements

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

        Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999 and, as amended by SAB 101b, "Second Amendment: Revenue Recognition in Financial Statements", defers implementation of SAB 101 until no later than the fourth quarter of fiscal 2001.

        The Company is currently evaluating the impact that the foregoing two pronouncements will have on its consolidated financial statements.

NOTE 7.         Disclosures about Segments and Related Information

                                                          Three Months Ended
                                                 -------------------------------------
                                                  July 2, 2000          June 27, 1999
                                                 --------------        ---------------

Sales:
  Specialty fastener products (a)                   $  68,938             $  41,184
  Aerospace products                                   15,427                14,184
                                                    ---------             ---------
    Total                                           $  84,365             $  55,368
                                                    =========             =========
Operating profit
  Specialty fastener products                       $   7,180             $   4,227
  Aerospace products                                    3,553                 3,223
                                                    ---------             ---------
    Total                                           $  10,733             $   7,450
Corporate expense                                      (3,130)               (2,394)
Corporate interest and
  other income                                            116                   171
Interest expense (b)                                   (8,932)               (1,630)
                                                    ---------             ---------
Income before income taxes                          $  (1,213)            $   3,597
                                                    =========             =========


(a) The results of operations of the Specialty Fasteners Products segment for the three month period ended July 2, 2000 includes a charge of $1.3 million related to the consolidation of its two U.K. plants.

(b) Interest expense for the three month period ended July 2, 2000 includes an accelerated write-off of fees related to bridge debt of $1.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three month periods in this Management's Discussion refer to the three month period ended July 2, 2000 for fiscal year 2001 and the three month period ended June 27, 1999 for fiscal year 2000. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amounts per share refer to diluted amounts per share.

Sales for the three month period in 2001 were $84.4 million, a $29.0 million, or 52%, increase from the comparable period in 2000. Gross profit was $21.8 million for the three month period in 2001, up $5.7 million, or 35%, from the comparable period in 2000. Operating profit for the three month period in 2001 was $10.7 million, an increase of $3.3 million, or 44%, from the comparable period in 2000. Operating profit for the period ended July 2, 2000, includes a $0.5 million charge from unrealized mark-to-market valuation on outstanding forward currency hedges of forecasted future currency exposures at its European retaining rings businesses. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

Net loss for the three month period in 2001 was ($0.8) million, or ($0.12) per share, compared to net income of $2.2 million, or $0.35 per share, for the comparable period in 2000. As further discussed below, the decreased earnings performance in 2001 resulted primarily from the additional expenses associated with the consolidation of the Company's U.K. operations. Interest expense increased $7.3 million for the three month period in 2001, primarily as a result of additional borrowings to fund the Ellison and Tinnerman acquisitions. In addition, interest expense in the three month period in 2001 included a charge of $1.1 million related to the Bridge Loan. New orders received during the three month period in 2001 totaled $84.3 million, an increase of $27.6 million, or 47%, from the comparable period in 2000. At July 2, 2000, total backlog of unfilled orders was $109.5 million, compared to $89.0 million at June 27, 1999.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener Products segment were $68.9 million for the three month period in 2001, an increase of $27.8 million, or 67%, from the comparable period in 2000. The increase was primarily due to the acquisitions of Ellison and Tinnerman.

Operating profit for the three month period in 2001 was $7.2 million, an increase of $3.0 million, or 70%, from the comparable period in 2000. The increase was primarily due to the acquisitions of Ellison and Tinnerman, offset by decreased operating profit at ARM and additional U.K. plant consolidation costs of $1.3 million. During the period ended July 2, 2000, the Company received $0.9 million from an insurance company relating to lost sales and inventory damaged in a flood of which the estimated gross profit of $0.4 million was recognized as other income at the operating unit. Reduced demand in the domestic airframe construction industry and competitive price pressures in general have continued to adversely affect operating profit for ARM.

New orders for the three month period in 2001 were $70.8 million, an increase of $30.7 million, or 74%, from the comparable period in 2000, reflecting primarily the Ellison and Tinnerman acquisitions. Backlog of unfilled orders at July 2, 2000 was $67.2 million, compared to $42.8 million at June 27, 1999.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace products segment were $15.4 million for the three month period in 2001, an increase of $1.2 million, or 9%, from the comparable period in 2000.

Operating profit for the three month period in 2001 was $3.6 million, an increase of $0.3 million, or 10%, from the comparable period in 2000.

New orders for the three month period in 2001 were $13.6 million, versus $16.6 million in 2000, a $3.1 million, or 19%, reduction for the comparable period in 2000. Bookings for the quarter ended July 2, 2000 at the Company's Breeze-Eastern division were below the comparable period ended June 27, 1999, which reflected abnormally high bookings levels. Backlog of unfilled orders at July 2, 2000, was $42.3 million, compared to $46.2 million at June 27, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 69% as of July 2, 2000, compared to 68% as of March 31, 2000. The current ratio at July 2, 2000 was 1.05, compared to 1.01 at March 31, 2000. Working capital was $6.1 million as of July 2, 2000, up $4.3 million from March 31, 2000. Management believes that the Company's anticipated cash flow from operations, combined with the bank credit agreement described above, will be sufficient to support working capital requirements, capital expenditures and dividend payments at their current or expected levels. Capital expenditures and dividend payments for the three month period ended July 2, 2000 were $1.8 million and $0.4 million respectively.

In August 2000, the Company received $1.0 million for the sale of the Anderton, Bingley, England facility.

EURO CURRENCY

Effective January 1, 1999, eleven countries comprising the European Union established fixed foreign currency exchange rates and adopted a common currency unit designated as the "Euro." The Euro has since become publicly traded and is currently used in commerce during the present transition period which is scheduled to end January 1, 2002, at which time a Euro denominated currency is scheduled to be issued and is intended to replace those currencies of the eleven member countries. The transition to the Euro has not resulted in problems for the Company to date, and is not expected to have any material adverse impact on the Company's future operations.

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

The Company uses forward exchange contracts principally to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged are intercompany loans, intercompany purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations.

At July 2, 2000, the Company had outstanding forward exchange contracts to purchase and sell $24.3 million of various currencies (Deutsche marks, Pounds sterling and the Euro). At July 2, 2000, if all forward contracts were closed out, the Company would receive approximately $0.8 million (the difference between the fair value of all outstanding contacts and the contract amounts). A 10% fluctuation in exchange rates for these currencies against the U.S. dollar would change the fair value of the outstanding exchange contracts by $1.0 million. However, since these contracts hedge foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At July 2, 2000, the Company had entered into interest rate swap agreements to convert $125.0 million of floating interest rate debt to fixed rate. At July 2, 2000, the fair value of these swap agreements was approximately $2.1 million.

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



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27      Financial Data Schedule


(b)     No reports on Form 8-K were filed during the quarter ended July 2, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)


Dated: August 14, 2000         By:    /s/Joseph F. Spanier
                                   ---------------------------------------------
                                   JOSEPH F. SPANIER, Vice President
                                    Treasurer and Chief Financial Officer*


        *On behalf of the Registrant and as Principal Financial and Accounting Officer.