Form 10-Q
period 2000-10-01
TRANSTECHNOLOGY CORP
filed 2000-11-14
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

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

              As of November 9, 2000, the total number of outstanding shares of registrant's one class of common stock was 6,172,186.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                                                                 Page No.
          ---------------------                                                                                 --------

  Item 1.         Financial Statements.............................................................................   2
  -------

                  Statements of Consolidated Operations--
                  Three and Six Month Periods Ended October 1, 2000
                  and September 26, 1999...........................................................................   3

                  Consolidated Balance Sheets--
                  October 1, 2000 and March 31, 2000...............................................................   4

                  Statements of Consolidated Cash Flows--
                  Six Month Periods Ended October 1, 2000 and
                  September 26, 1999...............................................................................   5

                  Notes to Consolidated Financial Statements.......................................................  6-13


  Item 2.         Management's Discussion and Analysis of Financial
  ------          Condition and Results of Operations.............................................................. 14-17

  Item 3.         Quantitative and Qualitative Disclosures about Market Risk.......................................  18
  -------


PART II.   Other Information
           -----------------
  Item 1.         Legal Proceedings................................................................................  19
  -------

  Item 4.         Submission of Matters to a Vote of Security Holders..............................................  19
  -------

  Item 6.         Exhibits and Reports on Form 8-K.................................................................  19
  -------

SIGNATURES.........................................................................................................  20

EXHIBIT 3.2........................................................................................................ 21-30

EXHIBIT 27.........................................................................................................  31

                          PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended October 1, 2000, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2000.

This Form 10-Q contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in such statements. Such risks and uncertainties include, but are not limited to, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, and worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations.




                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                                         Three Months Ended
                                                             -------------------------------------------
                                                             October 1, 2000       September 26, 1999
                                                             -----------------    ----------------------

Net sales                                                     $        79,136      $             62,903
Cost of sales                                                          58,913                    44,040
Plant consolidation charge                                                783                        --
                                                             -----------------    ----------------------
Gross profit                                                           19,440                    18,863
                                                             -----------------    ----------------------

General, administrative
    and selling expenses                                               13,577                    11,739
Interest expense (a)                                                    8,852                     3,466
Interest income                                                           (26)                      (73)
Other income - net                                                       (133)                     (131)
Provision for plant consolidation                                          --                     4,490
                                                             -----------------    ----------------------
Income (loss) before income taxes
    and extraordinary charge                                           (2,830)                     (628)
Income taxes (benefit)                                                 (1,075)                     (298)
                                                             -----------------    ----------------------
Income (loss) before extraordinary charge                              (1,755)                     (330)
Extraordinary charge for refinancing of debt (b)                           --                      (541)
                                                             -----------------    ----------------------
    Net income (loss)                                         $        (1,755)     $               (871)
                                                             =================    ======================
Basic earnings per share:
    Income (loss) before extraordinary charge                 $         (0.28)     $              (0.05)
    Extraordinary charge for refinancing
       of debt                                                             --                     (0.09)
                                                             -----------------    ----------------------
    Net income (loss)                                         $         (0.28)     $              (0.14)
                                                             =================    ======================
Diluted earnings per share:
    Income (loss) before extraordinary charge                 $         (0.28)     $              (0.05)
    Extraordinary charge for refinancing
       of debt                                                             --                     (0.09)
                                                             -----------------    ----------------------
    Net income (loss)                                         $         (0.28)     $              (0.14)
                                                             =================    ======================
Numbers of shares used in computation
    of per share information:
       Basic                                                        6,171,000                 6,138,000
       Diluted                                                      6,171,000                 6,138,000

                                                                          Six Months Ended
                                                             --------------------------------------------
                                                              October 1, 2000       September 26, 1999
                                                             ------------------    ----------------------

Net sales                                                     $        163,501      $            118,271
Cost of sales                                                          120,099                    83,291
Plant consolidation charge                                               2,113                        --
                                                             ------------------    ----------------------
Gross profit                                                            41,289                    34,980
                                                             ------------------    ----------------------

General, administrative
    and selling expenses                                                28,286                    22,924
Interest expense (a)                                                    17,784                     5,096
Interest income                                                            (79)                     (136)
Other income - net                                                        (659)                     (363)
Provision for plant consolidation                                           --                     4,490
                                                             ------------------    ----------------------
Income (loss) before income taxes
    and extraordinary charge                                            (4,043)                    2,969
Income taxes (benefit)                                                  (1,536)                    1,141
                                                             ------------------    ----------------------
Income (loss) before extraordinary charge                               (2,507)                    1,828
Extraordinary charge for refinancing of debt (b)                            --                      (541)
                                                             ------------------    ----------------------
    Net income (loss)                                         $         (2,507)     $              1,287
                                                             ==================    ======================
Basic earnings per share:
    Income (loss) before extraordinary charge                 $          (0.41)     $               0.30
    Extraordinary charge for refinancing
       of debt                                                              --                     (0.09)
                                                             ------------------    ----------------------
    Net income (loss)                                         $          (0.41)     $               0.21
                                                             ==================    ======================
Diluted earnings per share:
    Income (loss) before extraordinary charge                 $          (0.41)     $               0.30
    Extraordinary charge for refinancing
       of debt                                                              --                     (0.09)
                                                             ------------------    ----------------------
    Net income (loss)                                         $          (0.41)     $               0.21
                                                             ==================    ======================
Numbers of shares used in computation
    of per share information:
       Basic                                                         6,162,000                 6,131,000
       Diluted                                                       6,162,000                 6,154,000


See accompanying notes to unaudited consolidated financial statements.

(a) The interest expense for the six month period ended October 1, 2000, includes a $2.3 million charge related to loan fees associated with the refinancing of the Company's bridge debt. Interest expense for the three month period ended October 1, 2000, includes a $1.2 million charge related to this refinancing.

(b) Extraordinary charge for refinancing of debt is net of applicable tax benefit of $339 for the three and six month period ended September 26, 1999.

                           CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars, Except  Share Data)


                                                                                         (Unaudited)
                                                                                       October 1, 2000           March 31, 2000
                                                                                     ---------------------    ----------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $            1,406       $             3,350
     Accounts receivable (net of allowance for doubtful accounts
         of $1,385 at October 1, 2000 and $1,129 at March 31, 2000)                                59,253                    61,819
     Inventories                                                                                   64,768                    65,744
     Prepaid expenses and other current assets                                                      4,004                     1,942
     Deferred income taxes                                                                            625                     1,872
                                                                                     ---------------------    ----------------------
         Total current assets                                                                     130,056                   134,727
                                                                                     ---------------------    ----------------------

Property, plant and equipment                                                                     150,766                   153,068
     Less accumulated depreciation and amortization                                                51,272                    47,048
                                                                                     ---------------------    ----------------------
         Property, plant and equipment - net                                                       99,494                   106,020
                                                                                     ---------------------    ----------------------

Other assets:
     Notes receivable                                                                               3,523                     3,455
     Costs in excess of net assets of acquired businesses (net of accumulated
         amortization:  October 1, 2000, $13,479;  March 31, 2000, $10,933)                       189,464                   192,115
     Patents and trademarks (net of accumulated amortization:
         October 1, 2000, $1,796;  March 31, 2000, $1,334)                                         20,063                    20,809
     Deferred income taxes                                                                         11,120                     9,987
     Other                                                                                         16,069                    15,642
                                                                                     ---------------------    ----------------------
         Total other assets                                                                       240,239                   242,008
                                                                                     ---------------------    ----------------------
         Total                                                                         $          469,789       $           482,755
                                                                                     =====================    ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                                                 $            7,586       $            82,585
     Accounts payable-trade                                                                        19,802                    25,550
     Accrued compensation                                                                           8,250                    10,359
     Accrued income taxes                                                                           2,672                     5,799
     Other current liabilities                                                                      9,669                     8,672
                                                                                     ---------------------    ----------------------
         Total current liabilities                                                                 47,979                   132,965
                                                                                     ---------------------    ----------------------
Long-term debt payable to banks and others                                                        273,800                   194,759
                                                                                     ---------------------    ----------------------
Deferred income taxes                                                                              11,628                    11,873
                                                                                     ---------------------    ----------------------
Other long-term liabilities                                                                        11,846                    14,275
                                                                                     ---------------------    ----------------------
Stockholders' equity:
     Preferred stock-authorized, 300,000 shares;  none issued                                          --                        --
     Common stock-authorized, 14,700,000 shares of $.01 par value;
         issued 6,718,614 at October 1, 2000, and 6,691,232 at March 31, 2000                          67                        67
     Additional paid-in capital                                                                    78,091                    77,587
     Retained earnings                                                                             59,767                    63,722
     Accumulated other comprehensive loss                                                          (3,999)                   (3,157)
     Unearned compensation                                                                           (320)                     (267)
                                                                                     ---------------------    ----------------------
                                                                                                  133,606                   137,952
     Less treasury stock, at cost - (546,428 shares at October 1, 2000 and
         546,394 at March 31, 2000)                                                                (9,070)                   (9,069)
                                                                                     ---------------------    ----------------------
         Total stockholders' equity                                                               124,536                   128,883
                                                                                     ---------------------    ----------------------
         Total                                                                         $          469,789       $           482,755
                                                                                     =====================    ======================



See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)


                                                                                             Six Months Ended
                                                                      -------------------------------------------------------------
                                                                           October 1, 2000                 September 26, 1999
                                                                      --------------------------       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $                (2,507)         $                   1,287

Adjustments to reconcile net (loss) income to net cash
     (used in) provided by operating activities:
     Extraordinary charge for refinancing of debt                                            --                                541
     Depreciation and amortization                                                       10,858                              6,662
     Non-cash interest expense                                                              200                                 --
     Provision for losses on notes and accounts receivable                                   39                                 90
     Loss on sale or disposal of fixed assets                                                 9                                  5
     Gain on sale of marketable securities                                                   (7)                                --
     Change in assets and liabilities net of acquisitions:
         Decrease (increase) in accounts receivable                                       1,718                             (2,450)
         (Increase) decrease in inventories                                                (619)                               981
         (Increase) in other assets                                                      (4,968)                            (5,947)
         (Decrease) in accounts payable                                                  (3,170)                            (1,127)
         (Decrease) increase in accrued compensation                                     (1,966)                             1,730
         (Decrease) in income tax payable                                                (3,127)                              (270)
         (Decrease) increase in other liabilities                                          (900)                             3,378
                                                                      --------------------------       ----------------------------
     Net cash (used in) provided by operating activities                                 (4,440)                             4,880
                                                                      --------------------------       ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                                   --                           (186,757)
Capital expenditures                                                                     (3,503)                            (3,578)
Proceeds from sale of fixed assets                                                          903                                119
Proceeds from sale of marketable securities                                                  11                                  3
Decrease in notes receivable                                                                100                                167
                                                                      --------------------------       ----------------------------
     Net cash used in investing activities                                               (2,489)                          (190,046)
                                                                      --------------------------       ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                      123,245                            307,077
Payments on long-term debt                                                             (117,292)                          (121,982)
Proceeds from issuance of stock under stock option plan                                      --                                240
Dividends paid                                                                             (799)                              (795)
                                                                      --------------------------       ----------------------------
     Net cash provided by financing activities                                            5,154                            184,540
                                                                      --------------------------       ----------------------------

Effect of exchange rate changes on cash                                                    (169)                               (25)
Decrease in cash and cash equivalents                                                    (1,944)                              (651)
Cash and cash equivalents at beginning of period                                          3,350                              2,255
                                                                      --------------------------       ----------------------------
Cash and cash equivalents at end of period                              $               $ 1,406          $                   1,604
                                                                      ==========================       ============================

Supplemental Information:
Interest payments                                                       $                14,359          $                   3,195
Income tax payments                                                     $                 1,717          $                     892
Non-cash interest expense                                               $                   200          $                      --

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)


NOTE 1.      Earnings Per Share

       Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

       The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows (in thousands):


                                                Three Months Ended                          Six Months Ended
                                      ---------------------------------------     --------------------------------------
                                        October 1,           September 26,          October 1,         September 26,
                                           2000                  1999                  2000                 1999
                                      ----------------     ------------------     ---------------    -------------------

Basic Earnings per Share:

  Weighted-average common
  shares outstanding                       6,171                 6,138                6,162                6,131
                                      ================     ==================     ===============    ===================

Diluted Earnings per Share:

  Weighted-average common
  shares outstanding                       6,171                 6,138                6,162                6,131

  Stock options (a)                         --                    --                    --                    23
                                      ----------------     ------------------     ---------------    -------------------

Denominator for Diluted
  Earnings per Share                       6,171                 6,138                6,162                6,154
                                      ================     ==================     ===============    ===================


(a) Excludes anti-dilutive stock options which were 537 and 466 for the three and six month periods ended October 1, 2000, and 153 and 116 for the three and six month periods ended September 26, 1999. Also excludes anti-dilutive warrants for the three and six month periods ended October 1, 2000 of 428.

NOTE 2.      Comprehensive Income

       Comprehensive income for the three and six month periods ended October 1, 2000 is summarized below.

                                                Three Months Ended                          Six Months Ended
                                      ---------------------------------------     --------------------------------------
                                          October 1,         September 26,           October 1,        September 26,
                                             2000                1999                   2000                1999
                                      ---------------------------------------     --------------------------------------

Net (loss) income                          $ (1,755)                 $ (871)           $ (2,507)                 $1,287

Other comprehensive income
  (loss), net of tax:

Foreign currency translation
  adjustment                                   (668)                   (114)             (1,486)                   (372)

Unrealized investment
  holding loss                                   (1)                     (2)                 (6)                     --
                                      ---------------      ------------------     ---------------    -------------------

Total comprehensive (loss)
  income                                   $ (2,424)                 $ (987)           $ (3,999)                 $  915
                                      ===============      ==================     ===============    ===================


NOTE 3.      Inventories

       Inventories are summarized as follows:

                                                       October 1, 2000                     March 31, 2000
                                                   ------------------------            -----------------------

         Finished goods                                       $22,472                             $24,012

         Work in process                                       19,473                              18,367

         Purchased and
           manufactured parts                                  22,823                              23,365
                                                   -------------------                 -------------------

           Total inventories                                  $64,768                             $65,744
                                                   ===================                 ===================

NOTE 4.      Long-term Debt Payable to Banks and Others

       Long-term debt payable, including current maturities, consisted of the following:

                                                                 October 1, 2000                March 31, 2000
                                                               ---------------------        -----------------------

         Revolver                                -      8.67%                -                       $154,723

         Revolver                                -      9.20%         $162,565                              -

         Term loan                               -      8.69%                -                         46,250

         Term loan                               -      9.88%           42,500                              -

         Bridge loan                             -     15.44%                -                         75,000

         Senior Subordinated Notes               -     16.00%           75,200                              -


         Other                                                           1,331                          1,371
                                                               ---------------------        -----------------------
                                                                       281,596                        277,344
         Less current maturities                                         7,586                         82,585
         Less unamortized discount                                         210
                                                               ---------------------        -----------------------
         Total                                                        $273,800                       $194,759
                                                               =====================        =======================


       Credit Facilities
       On August 30, 2000, the Company completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million Bridge Loan held by a group of lenders led by Fleet National Bank.

       The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9% declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior credit facility.

       The Warrants entitle the Purchasers to acquire in the aggregate 427,602 shares, or 6.5%, of the common stock of the Company at an exercise price of $9.93 a share, which represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement, and which may be subject to a price adjustment on the first anniversary of the issuance of the Warrants. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital.

       In connection with the transaction, the Company and certain of its subsidiaries signed a Consent and Amendment Agreement with its current lenders (the "Lenders") under the Company's existing $250 million senior credit facility (the "Credit Facility"), in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

       The Credit Facility was previously amended on August 31, 1999, to increase the Revolver from $145 million to $200 million, provide for term debt (the "Term Loan") of $50 million, and provide for the Bridge Loan of $75 million in order to provide the necessary funds for the Tinnerman acquisition on that date. The terms of the Bridge Loan required the net payment of an exit fee of $1.0 million on retirement of the Bridge Loan.

       The Company has unused borrowing capacity for both domestic and international operations of $37.4 million as of October 1, 2000, including letters of credit of $5.0 million. The Revolver and Term Loan are secured by the Company's assets. As of October 1, 2000, the Company had total borrowings of $280.1 million under the agreements which have a weighted-average interest rate of 11.1%. The Company had $1.3 million of other borrowings, consisting of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75%, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

       Borrowings under the Revolver as of October 1, 2000, were $162.6 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of October 1, 2000, $159.6 million of the Company's outstanding borrowings utilized LIBOR, of which $132.9 million were payable in U.S. Dollars and $6.7 million and $20.0 million were payable in Deutsche marks and Pounds sterling, respectively.

       Borrowings under the Term Loan as of October 1, 2000, were $42.5 million of which $7.5 million is due within one year, $10.0 million is due in year two, $10.0 million is due in year three, and $15.0 million is due upon maturity in year four.

       The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided sufficiently for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The Credit Facility also limits the Company's ability to pay dividends to a maximum of $2.0 million annually and restricts annual capital expenditures to $12.0 million through 2001, $13.0 million in 2002, and $15.0 million thereafter, and contains other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. Due to changes in business conditions, business performance, and economic activity in the domestic and international regions, the Company cannot be certain that such covenant ratios will continue to be maintained in the future.

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

       On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings PLC, a privately held company, and its German affiliate Ellison, Rotettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle and industrial markets. As part of the acquisition plan, the Company closed its existing Anderton facility in Bingley, U.K. and consolidated that operation with the Ellison facility. In the quarter ended September 26, 1999, the Company recorded a $4.5 million charge for the consolidation. The charge consisted of $3.8 million, principally related to the write-down of Anderton's assets no longer being used to estimated realizable values and other costs directly related to the exit of the facility, and approximately $0.7 million for severance and related benefit payments to approximately 100 Anderton employees. At October 1, 2000, all cash costs associated with this charge have been incurred. In the quarter ended March 31, 2000, $1.0 million was charged to cost of sales primarily due to excess overtime incurred to produce parts pending customer approval on first part production lots. For the quarter ended July 2, 2000, the Company recorded a $1.3 million charge to cost of sales, primarily related to excess overtime to produce parts and premium freight charges. In the quarter ended October 1, 2000, the Company recorded a similar charge of $0.8 million to cost of sales.

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

                                                                                   Six Months Ended
                                                                                  September 26, 1999
                                                                               -------------------------

                      Net sales                                                        $ 156,852
                                                                               -------------------------

                      Income before extraordinary charge                               $     620
                                                                               -------------------------

                      Net income                                                       $      79
                                                                               -------------------------

                      Basic earnings per share                                         $    0.01
                                                                               -------------------------

                      Diluted earnings per share                                       $    0.01
                                                                               -------------------------


                      Basic Shares                                                         6,131

                      Diluted Shares                                                       6,154


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

       Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999. SAB 101b, "Second
       Amendment: Revenue Recognition in Financial Statements", defers implementation of SAB 101 until no later than the fourth quarter of fiscal 2001.

       The Company is currently evaluating the impact that the foregoing two pronouncements will have on its consolidated financial statements.

NOTE 7.      Disclosures about Segments and Related Information

                                                                          Six Months Ended
                                                     ------------------------------------------------------------
                                                         October 1, 2000                   September 26, 1999
                                                     ------------------------           -------------------------
         Sales:
           Specialty fastener products                         $ 132,530                           $ 91,519
           Aerospace products                                     30,971                             26,752
                                                     ------------------------           -------------------------
             Total                                             $ 163,501                          $ 118,271
                                                     ========================           =========================
         Operating profit
           Specialty fastener products (a)                     $  12,175                           $  5,694
           Aerospace products                                      6,838                              6,205
                                                     ------------------------           -------------------------
             Total                                             $  19,013                           $ 11,899

         Corporate expense                                        (5,504)                            (4,026)
         Corporate interest and
           other income                                              232                                192

         Interest expense (b)                                    (17,784)                            (5,096)
                                                     ------------------------           -------------------------
         Income (loss) before income taxes
           and extraordinary charge                            $  (4,043)                           $ 2,969
                                                     ========================           =========================



(a) The results of operations of the Specialty Fasteners Products segment for the six month period ended October 1, 2000 and September 26, 1999 includes a charge of $2.1 million and $4.5 million, respectively, related to the consolidation of its two U.K. plants.

(b) Interest expense for the six month period ended October 1, 2000 includes a $2.3 million charge related to loan fees associated with the refinancing of the Company's bridge debt.

                                                                         Three Months Ended
                                                     ------------------------------------------------------------
                                                         October 1, 2000                   September 26, 1999
                                                     ------------------------           -------------------------
         Sales:
           Specialty fastener products                          $ 63,592                           $ 50,335
           Aerospace products                                     15,544                             12,568
                                                     ------------------------           -------------------------

             Total                                              $ 79,136                           $ 62,903
                                                     ========================           =========================
         Operating profit
           Specialty fastener products (a)                      $  4,995                           $  1,467
           Aerospace products                                      3,285                              2,982
                                                     ------------------------           -------------------------
             Total                                              $  8,280                           $  4,449

         Corporate expense                                        (2,375)                            (1,632)
         Corporate interest and
           other income                                              117                                 21
         Interest expense (b)                                     (8,852)                            (3,466)
                                                     ------------------------           -------------------------
         Loss before income taxes                               $ (2,830)                          $   (628)
                                                     ========================           =========================


(a) The results of operations of the Specialty Fasteners Products segment for the three month period ended October 1, 2000 and September 26, 1999 includes a charge of $0.8 million and $4.5 million, respectively, related to the consolidation of its two U.K. plants.

(b) Interest expense for the three month period ended October 1, 2000 includes a $1.2 million charge related to loan fees associated with the refinancing of the Company's bridge debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended October 1, 2000 for fiscal year 2001 and the three and six month periods ended September 26, 1999 for fiscal year 2000. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amounts per share refer to diluted amounts per share.

Sales for the six month period in 2001 were $163.5 million, a 38% increase from the comparable period in 2000. For the three month period in 2001, sales were $79.1 million, a 26%, increase from the comparable period in 2000. Gross profit for the six month period in 2001 was $41.3 million, an 18% increase from the comparable period in 2000. For the three month period in 2001 gross profit increased 3%. Operating profit for the six month period in 2001 was $19.0 million, a 60% increase from the comparable period in 2000. Operating profit for the three month period in 2001 was $8.3 million, an increase of 86%, from the comparable period in 2000. Operating profit in the six month period in 2001 and 2000 includes a charge of $2.1 million and $4.5 million, respectively, related to the consolidation of its two U.K. plants. Operating profit for the three month periods in 2001 and 2000 includes a charge of $0.8 million and $4.5 million, respectively, related to the consolidation of its two U.K. plants. Operating profit in the 2000 periods only includes the results of Ellison and Tinnerman from the dates of each respective acquisition. Operating profit for the six month period in 2001, includes a net $0.4 million charge from unrealized mark-to-market valuation on outstanding forward currency hedges of forecasted future currency exposures at its European retaining ring businesses. Operating profit for the three month period in 2001, reflects a $0.1 million mark-to-market unrealized gain on currency hedges. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

The Company reported a net loss for the six month period in 2001 of $2.5 million, or ($0.41) per share, compared to net income of $1.3 million, or $0.21 per share, for the comparable period in 2000. The Company reported a net loss for the three month period in 2001 of $1.8 million, or ($0.28) per share, compared to a net loss of $0.9 million, or ($0.14) per share, for the comparable period in 2000. Interest expense increased $12.7 million for the six month period in 2001, primarily as a result of additional borrowings to fund the Ellison and Tinnerman acquisitions which occurred in the second fiscal quarter of 2000. Interest expense for the three month period increased $5.4 million on increased borrowings to fund these acquisitions and included a $1.1 million charge related to the refinancing of the Bridge Loan. Interest expense in the three and six month period in 2001 included a charge of $2.3 million related to refinancing of the Bridge Loan.

New orders received during the six month period in 2001 totaled $168.7 million, an increase of 34% from the comparable period in 2000. For the three month period, new orders totaled $83.2 million, an increase of 22% from the comparable period in 2000. The increase in orders for both the three and six month periods is primarily the result of the acquisitions of Tinnerman and Ellison which were not included for the full period of 2000. At October 1, 2000, total backlog of unfilled orders was $111.9 million, compared to $109.9 million at September 26, 1999.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener Products segment were $132.5 million for the six month period ended October 1, 2000, an increase of 45% from the comparable period in 2000. The predominant reason for this sales increase was due to the acquisitions of Tinnerman, which included only one month of sales in 2000, and Ellison, which included just over one month of sales in the period. Sales at the Germany, Brazil and U.S. retaining ring operations were 23% higher than last year, reflecting strong product demand. The hose clamp business, with significant exposure to heavy-duty truck manufacturing and after-market, has seen sales remain essentially flat from last year. Aerospace Rivet has shown 8% lower sales than in 2000, reflecting a loss of a major customer and an industry-wide slowdown in the aerospace components market. Sales at TCR were down slightly over last year.

Sales for the Specialty Fastener Products segment were $63.6 million for the three month period ended October 1, 2000, a 26% increase over the comparable period in 2000. The increase is primarily due to the acquisitions of Tinnerman and Ellison as explained above. Sales were 23% higher at the Company's German, Brazilian and U.S. retaining ring operations over the comparable period in 2000 resulting from higher product demand and volume. Sales in 2001 were down 8% at its hose clamp business over the comparable period in 2000 due to weaker product demand. Sales at TCR were also down slightly over last year.

Operating profit for the six month period in 2001 was $12.2 million, an increase of 114% from the comparable period in 2000. Much of this increase is attributable to the acquisition of Tinnerman where only one month of operating profit was reported in 2000. In 2001 operating profit included additional plant consolidation charges for excess overtime, staffing and premium freight of $2.1 million. The six month period of 2000 included a $4.5 million charge to consolidate the Ellison and Anderton retaining ring businesses in the U.K. The physical consolidation of the two U.K. facilities is now complete and the old facility has been sold. Operating profit at the Company's German, Brazilian and U.S. retaining rings businesses is above that of last year. Operating profit at the hose clamp business, ARM, and TCR is below last year.

Operating profit for the three month period ended October 1, 2000 was $5.0 million versus $1.5 million for the comparable period in 2000. The three month period in 2000 included only one month of Tinnerman's results. The operating profit in the three month period in 2001 includes a plant consolidation charge for excess overtime, staffing and premium freight of $0.8 million compared to a one-time charge of $4.5 million in the 2000 period to consolidate the Anderton and newly acquired Ellison facilities. Operating profit at the hose clamp business, ARM, and TCR business is below the comparable period in 2000.

New orders for the six month period were $134.4 million, versus $94.0 million in 2000, primarily reflecting the incremental bookings resulting from acquisitions of Tinnerman and Ellison for the full six month period in 2001.

New orders for the three month period in 2001 were $62.4 million, versus $53.4 million in the comparable period in 2000, reflecting primarily the Tinnerman acquisition which was not included for the full period in 2000. Backlog of unfilled orders at October 1, 2000 was $64.3 million, compared to $61.0 million at September 26, 1999.

Recent trends in the economy in the United States indicate a softening in automotive and heavy truck manufacturing which are major markets for the Company. This development, coupled with expected losses at the Company's UK facility, could have a negative effect on the Company's operating performance over the next several quarters.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $31.0 million for the six month period in 2001 compared to $26.8 million for the comparable period in 2000. Sales during 2001 at Breeze-Eastern were 19% ahead of 2000. Sales at Norco were 9% ahead of 2000.

Sales for the Aerospace products segment were $15.5 million for the three month period in 2001, an increase of $3.0 million, or 24%, from the comparable period in 2000. For the three month period in 2001, sales at Breeze-Eastern were 36% ahead of 2000 and sales at Norco were 6% ahead of 2000.

Operating profit for the six month period in 2001 was $6.8 million, a 10% increase over the six month period in 2000. This increase in operating profit was spread between Breeze-Eastern and Norco and was the direct result of sales volume increases.

Operating profit for the three month period in 2001 was $3.3 million, an increase of 10% from the comparable period in 2000. Most of this increase occurred at Breeze-Eastern as a result of its higher sales volume.

New orders for the six month period in 2001 were $34.3 million versus $31.6 million in 2000. Bookings at Breeze-Eastern were up $0.1 million from 2000. Bookings at Norco were $2.6 million ahead of 2000.

New orders for the three month period in 2001 were $20.8 million, a 39% increase over the comparable period in 2000. Bookings for the quarter ended October 1, 2000 at Breeze-Eastern were $4.2 million higher than the comparable period ended in 2000. Bookings at Norco were $1.6 million higher than 2000. Backlog of unfilled orders at October 1, 2000, was $47.5 million, compared to $48.2 million at September 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's debt-to-capitalization ratio was 69% as of October 1, 2000, compared to 68% as of March 31, 2000. The current ratio at October 1, 2000 was 2.7, compared to 1.0 at March 31, 2000. Working capital was $82.1 million as of October 1, 2000, up $80.3 million from March 31, 2000. Both the increase in the current ratio and the increase in working capital reflect the replacement of the short term Bridge Loan with the Senior Subordinated Notes as discussed in the Notes to Unaudited Consolidated Financial Statements.

Capital expenditures were $3.5 million for the six month period and $1.7 million in the three month period ended October 1, 2000. There were approximately $3.0 million of capital expenditure commitments outstanding at October 1, 2000.

The Company's cash flow from operations and available credit facilities are considered adequate to fund both the short-term and long-term capital needs of the Company subject to the covenant requirements as discussed in the Notes to Unaudited Consolidated Financial Statements.

The Company's credit facility contains customary financial covenants, including requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. For the fiscal quarter ended October 1, 2000, the Company is in compliance with those covenants. Due to several factors, including the changes in business conditions and the Company's performance referenced above in the discussion of the results of operations for the Company's business segments, as well as external economic conditions in the domestic and international markets in which the Company competes, the Company may be unable to maintain some or all of the foregoing financial ratios in the quarterly period ending December 31, 2000 or during future periods. In the event that such ratios are not maintained and the Company does not obtain the agreement of the lenders under the senior credit facility to waive compliance with or modify such covenants, the Company would be in default of such covenants under the senior credit facility.


In August 2000, the Company received $1.0 million for the sale of the Anderton facility located in Bingley, England.

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

IMPACT OF INFLATION

The Company's primary costs, inventory and labor, increase with inflation. Recovery of the costs has to come from improved operating efficiencies and, to the extent permitted by our competition, through improved gross profit margins.

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

The Company uses forward exchange contracts principally to hedge foreign currency intercompany loans made between its corporate headquarters and its foreign subsidiaries and between various foreign subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of anticipated net sales that are expected to be denominated in foreign currency. In addition, the Company hedges a portion of exported future intercompany purchases denominated in foreign currency anticipated over the ensuing twelve month period. At October 1, 2000, the Company had contracts for the sale of $14.6 million and the purchase of $6.6 million of foreign currencies at fixed rates. Based on the foreign exchange contracts outstanding at October 1, 2000, each 10% devaluation of the U.S. dollar compared to the level of foreign exchange rates for currencies under contact at October 1, 2000, would result in approximately $1.1 million of unrealized losses on foreign exchange contacts involving foreign currency sales and purchases. Conversely, a 10% appreciation of the U.S. dollar would result in $1.1 million of unrealized gains. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains and losses would be offset by corresponding decreases and increases, respectively, in the dollar value of future foreign currency underlying transactions.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At October 1, 2000, the Company had interest rate swap agreements to convert $125.0 million of notional amount of floating interest rate debt to fixed rate. At October 1, 2000, the fair value of these swap agreements was approximately $0.8 million. In the event of a 25 basis point (one-quarter percent) increase in interest rates, the fair value of these swap agreements would have increased by approximately $0.5 million as of October 1, 2000.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the annual meeting of the Company, held on July 13, 2000, all eight directors of the Company nominated for reelection and the one new director of the Company, Daniel Abramowitz, nominated for election, were elected for a term of one year.

       The results of the voting on the election of directors were as follows:

                                                        VOTES                       VOTES
                                                         FOR                       WITHHELD
                                                     -----------                  ---------

         Daniel Abramowitz                            5,120,532                     34,940
         Gideon Argov                                 4,797,528                    357,944
         Walter Belleville                            4,794,928                    360,544
         Michael J. Berthelot                         4,685,602                    469,870
         Thomas V. Chema                              4,796,928                    358,544
         John Dalton                                  4,797,328                    358,144
         Michel Glouchevitch                          4,797,425                    358,047
         James A. Lawrence                            4,795,420                    360,052
         William Recker                               4,797,401                    358,071


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits
       --------

       3.2    Bylaws of the Company amended and restated as of July 13, 2000

       27     Financial Data Schedule

(b) A report on Form 8-K was filed on September 14, 2000 to report the August 29, 2000 sale by the Company of subordinated promissory notes due August 29, 2005, in the aggregate principal amount of $75,000,000 and of warrants to purchase an aggregate of 427,602 shares of common stock, $.01 par value per share, to J.H. Whitney Mezzanine Fund L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; The Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc. and Citizens Capital, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)


Dated:  November 13, 2000        By:    /s/Joseph F. Spanier
                                     -----------------------------------------
                                     JOSEPH F. SPANIER, Vice President
                                     Treasurer and Chief Financial Officer*


       *On behalf of the Registrant and as Principal Financial and Accounting Officer.