Form 10-Q
period 2000-12-31
TRANSTECHNOLOGY CORP
filed 2001-02-13
CIK 99359

                                    FORM 10-Q
                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 Yes X  No
                                    ---    -----

                      As of February 8, 2001, the total number of outstanding shares of registrant's one class of common stock was 6,172,186.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX

PART I.   Financial Information                                                        Page No.
  Item 1.      Financial Statements....................................................   2

               Statements of Consolidated Operations--
               Three and Nine Month Periods Ended December 31, 2000
               and December 26, 1999...................................................   3

               Consolidated Balance Sheets--
               December 31, 2000 and March 31, 2000....................................   4

               Statements of Consolidated Cash Flows--
               Nine Month Periods Ended December 31, 2000 and
               December 26, 1999.......................................................   5

               Notes to Consolidated Financial Statements.............................. 6-13


  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................................14-17

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............   18


PART II.   Other Information

  Item 1.      Legal Proceedings.......................................................   19

  Item 6.      Exhibits and Reports on Form 8-K........................................   19

SIGNATURES.............................................................................   19

EXHIBIT 10.43..........................................................................20-35

EXHIBIT 10.44..........................................................................36-52

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 31, 2000, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2000.

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








                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                              --------------------------------------   ---------------------------------------
                                              DECEMBER 31, 2000    DECEMBER 26, 1999   DECEMBER 31, 2000    DECEMBER 26, 1999
                                              -----------------    -----------------   -----------------    ------------------
Net sales                                     $          78,297    $          85,872   $         241,798    $          204,143
Cost of sales                                            59,165               60,246             179,264               143,537
Plant consolidation charge                                   --                   --               2,113                    --
                                              -----------------    -----------------   -----------------    ------------------
Gross profit                                             19,132               25,626              60,421                60,606
                                              -----------------    -----------------   -----------------    ------------------
General, administrative
      and selling expenses                               14,252               14,339              42,538                37,263
Interest expense (a)                                      8,185                7,137              25,969                12,233
Interest income                                             (19)                (188)                (98)                 (324)
Other income - net (b)                                   (1,270)                (238)             (1,929)                 (601)
Provision for plant consolidation                            --                   --                  --                 4,490
                                              -----------------    -----------------   -----------------    ------------------
Income (loss) before income taxes
      and extraordinary charge                           (2,016)               4,576              (6,059)                7,545
Income taxes (benefit)                                     (766)               1,711              (2,302)                2,852
                                              -----------------    -----------------   -----------------    ------------------
Income (loss) before extraordinary charge                (1,250)               2,865              (3,757)                4,693
Extraordinary charge for refinancing of debt                 --                   --                  --                  (541)
                                              -----------------    -----------------   -----------------    ------------------
      Net income (loss)                       $          (1,250)   $           2,865   $          (3,757)   $            4,152
                                              =================    =================   =================    ==================
Basic earnings per share:
      Income (loss) before extraordinary      $           (0.20)   $            0.47             $ (0.61)   $             0.77
       charge
      Extraordinary charge for refinancing
       of debt (net of tax)                                  --                   --                  --                 (0.09)
                                              -----------------    -----------------   -----------------    ------------------
      Net income (loss)                       $           (0.20)   $            0.47   $           (0.61)   $             0.68
                                              =================    =================   =================    ==================
Diluted earnings per share:
      Income (loss) before extraordinary      $           (0.20)   $            0.47   $           (0.61)   $             0.77
       charge
      Extraordinary charge for refinancing
       of debt (net of tax)                                  --                   --                  --                 (0.09)
                                              -----------------    -----------------   -----------------    ------------------
      Net income (loss)                       $           (0.20)   $            0.47   $           (0.61)   $             0.68
                                              =================    =================   =================    ==================
Numbers of shares used in computation
      of per share information:
           Basic                                      6,172,000            6,141,000           6,165,000             6,135,000
           Diluted                                    6,172,000            6,141,000           6,165,000             6,150,000


See accompanying notes to unaudited consolidated financial statements.

(a) The interest expense for the nine month period ended December 31, 2000 includes a $2.3 million charge related to loan fees associated with the refinancing of the Company's bridge debt.

(b) Other income for the three and nine month periods ended December 31, 2000 includes an arbitration award in the amount of $1.2 million related to the Aerospace Rivet Manufacturers business.

                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED
                            (In Thousands of Dollars)





                                                                                         (UNAUDITED)
                                                                                       DECEMBER 31, 2000           MARCH 31, 2000
                                                                                      -------------------        ------------------
ASSETS
Current assets:
       Cash and cash equivalents                                                       $      3,287                $     3,350
       Accounts receivable (net of allowance for doubtful accounts
              of $1,414 at December 31, 2000 and $1,129 at March 31, 2000)                   53,145                     61,819
       Inventories                                                                           65,388                     65,744
       Prepaid expenses and other current assets                                              2,188                      1,942
       Deferred income taxes                                                                    766                      1,872
                                                                                       -------------               ------------
              Total current assets                                                          124,774                    134,727
                                                                                       -------------               ------------

Property, plant and equipment                                                               152,758                    153,068
       Less accumulated depreciation and amortization                                        54,602                     47,048
                                                                                       -------------               ------------
              Property, plant and equipment - net                                            98,156                    106,020
                                                                                       -------------               ------------

Other assets:
       Notes receivable                                                                       3,513                      3,455
       Costs in excess of net assets of acquired businesses (net of accumulated
              amortization:  December 31, 2000, $14,756;  March 31, 2000, $10,933)          188,369                    192,115
       Patents and trademarks (net of accumulated amortization:
              December 31, 2000, $2,096;  March 31, 2000, $1,334)                            19,971                     20,809
       Deferred income taxes                                                                 11,120                      9,987
       Other                                                                                 16,966                     15,642
                                                                                       -------------               ------------
              Total other assets                                                            239,939                    242,008
                                                                                       -------------               ------------
              Total                                                                    $    462,869                $   482,755
                                                                                       =============               ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Callable long-term debt                                                         $    276,903                $    82,585
       Accounts payable-trade                                                                18,660                     25,550
       Accrued compensation                                                                   8,416                     10,359
       Accrued income taxes                                                                   1,364                      5,799
       Other current liabilities                                                             11,473                      8,672
                                                                                       -------------               ------------
              Total current liabilities                                                     316,816                    132,965
                                                                                       -------------               ------------
Long-term debt payable to banks and others                                                    1,063                    194,759
                                                                                       -------------               ------------
Deferred income taxes                                                                        11,790                     11,873
                                                                                       -------------               ------------
Other long-term liabilities                                                                  10,483                     14,275
                                                                                       -------------               ------------
Stockholders' equity:
       Preferred stock-authorized, 300,000 shares;  none issued                                  --                         --
       Common stock-authorized, 14,700,000 shares of $.01 par value;
              issued 6,718,614 at December 31, 2000, and 6,691,232 at March 31, 2000             67                         67
       Additional paid-in capital                                                            78,091                     77,587
       Retained earnings                                                                     58,767                     63,722
       Accumulated other comprehensive loss                                                  (4,852)                    (3,157)
       Unearned compensation                                                                   (287)                      (267)
                                                                                       -------------               ------------
                                                                                            131,786                    137,952

       Less treasury stock, at cost - (546,428 shares at December 31, 2000 and
              546,394 at March 31, 2000)                                                     (9,069)                    (9,069)
                                                                                       -------------               ------------
              Total stockholders' equity                                                    122,717                    128,883
                                                                                       -------------               ------------
              Total                                                                    $    462,869                $   482,755
                                                                                       =============               ============


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                          NINE MONTHS ENDED
                                                                               -----------------------------------------
                                                                                DECEMBER 31, 2000     DECEMBER 26, 1999
                                                                               -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $      (3,757)        $         4,152
Adjustments to reconcile net (loss) income to net cash
        provided by operating activities:
        Extraordinary charge for refinancing of debt                                      --                     541
        Depreciation and amortization                                                 15,955                  12,046
        Non-cash interest expense                                                        775                      --
        Provision for losses on notes and accounts receivable                            111                     182
        Loss on sale or disposal of fixed assets                                           8                      18
        Gain on sale of marketable securities                                            (13)                     --
        Change in assets and liabilities net of acquisitions:
              Decrease (increase) in accounts receivable                               8,132                  (5,182)
              (Increase) decrease in inventories                                        (646)                  1,844
              Decrease (increase) in other assets                                      1,646                    (109)
              (Decrease) increase in accounts payable                                 (6,660)                    940
              Decrease in accrued compensation                                        (1,850)                 (1,107)
              (Decrease) increase in income tax payable                               (4,435)                    410
              Decrease in other liabilities                                             (661)                   (981)
                                                                               --------------          --------------
        Net cash provided by operating activities                                      8,605                  12,754
                                                                               --------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions net of cash acquired                                                --                (187,086)
Capital expenditures                                                                  (4,485)                 (5,105)
Proceeds from sale of fixed assets                                                     1,119                     161
Proceeds from sale of marketable securities                                               56                       3
Decrease in notes receivable                                                             223                     665
                                                                               --------------          --------------
        Net cash used in investing activities                                         (3,087)               (191,362)
                                                                               --------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term borrowings                                                   142,177                 324,385
Payments on long-term debt                                                          (140,888)               (139,965)
Debt issue costs                                                                      (5,613)                 (5,679)
Proceeds from issuance of stock under stock option plan                                   --                     254
Dividends paid                                                                        (1,198)                 (1,194)
                                                                               --------------          --------------
        Net cash (used in) provided by financing activities                           (5,522)                177,801
                                                                               --------------          --------------

Effect of exchange rate changes on cash                                                  (59)                    (57)
Decrease in cash and cash equivalents                                                    (63)                   (864)
Cash and cash equivalents at beginning of period                                       3,350                   2,255
                                                                               --------------          --------------
Cash and cash equivalents at end of period                                     $       3,287           $       1,391
                                                                               ==============          ==============

Supplemental Information:
Interest payments                                                                     20,717                  10,309
Income tax payments                                                                    1,791                   1,418
Increase in senior subordinated note for paid-in-kind
   interest expense                                                                      775                      --
Warrant amortization                                                                      14                      --

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


NOTE 1.     Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants.

        The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as follows:


                                      Three Months Ended                  Nine Months Ended
                               ---------------------------------   --------------------------------
                               December 31,       December 26,     December 31,     September 26,
                                   2000               1999             2000              1999
                               --------------    ---------------   -------------    ---------------
Basic Earnings per Share:

  Weighted-average common
   shares outstanding              6,172             6,141            6,165             6,135
                               ==============    ===============   =============    ===============

Diluted Earnings per Share:

  Weighted-average common
   shares outstanding              6,172             6,141            6,165             6,135

  Stock options (a)                 --                 --               --                 15
                               --------------    ---------------   -------------    ---------------

Denominator for Diluted
  Earnings per Share               6,172             6,141            6,165             6,150
                               ==============    ===============   =============    ===============



(a) Excludes anti-dilutive stock options which were 524,000 and 485,000 for the three and nine month periods ended December 31, 2000, and 477,000 and 249,000 for the three and nine month periods ended December 26, 1999. Also excludes anti-dilutive warrants for the three and nine month periods ended December 31, 2000 of 428,000.

NOTE 2. Comprehensive Income

        Comprehensive income for the three and nine month periods ended December 31, 2000 and December 26, 1999, is summarized below.

                                      Three Months Ended                  Nine Months Ended
                               ---------------------------------   --------------------------------
                                 December 31,     December 26,      December 31,     December 26,
                                     2000             1999              2000             1999
                               ---------------------------------   --------------------------------
Net (loss) income                 $ (1,250)             $ 2,865       $ (3,757)            $ 4,152

Other comprehensive income
(loss), net of tax:

Foreign currency translation
  adjustment                          (213)                 106         (1,699)              (266)

Unrealized gains (loss)
  on securities:

Unrealized investment
  holding loss arising during
  period                                 --                 (2)             (6)                (2)

Less:  reclassification
  adjustment for gains
  included in net income (loss)          10                  --              10                 --
                               -------------     ---------------   -------------    ---------------

Total comprehensive (loss)
  income                          $ (1,453)             $ 2,969       $ (5,452)            $ 3,884
                               =============     ===============   =============    ===============



NOTE 3. Inventories

        Inventories are summarized as follows:

                                           December 31, 2000              March 31, 2000
                                          --------------------          -------------------
        Finished goods                           $23,153                       $24,012

        Work in process                           17,864                        18,367

        Purchased and
          manufactured parts                      24,371                        23,365
                                          ---------------               ---------------

          Total inventories                      $65,388                       $65,744
                                          ===============               ===============

NOTE 4. Long-term Debt Payable to Banks and Others

        Long-term debt payable, including current maturities, consisted of the following:

                                                      December 31, 2000            March 31, 2000
                                                     --------------------         ------------------
        Revolver                        -     8.67%                -                   $154,723

        Revolver                        -     9.34%         $160,458                          -

        Term loan                       -     8.69%                -                     46,250

        Term loan                       -     9.90%           40,625                          -

        Bridge loan                     -    15.44%                -                     75,000

        Senior Subordinated Notes       -    16.00%           75,763                          -



        Other                                                  1,311                      1,371
                                                     -------------------         -----------------
                                                             278,157                    277,344
        Less:  current maturities                            276,903                     82,585

        Less:  unamortized discount                              191                         --
                                                     -------------------         -----------------

        Total                                                 $1,063                   $194,759
                                                     ===================         =================


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

        In connection with the transaction, the Company and certain of its subsidiaries signed a Consent and Amendment Agreement with its current lenders (the "Lenders") under the Company's original $250 million senior credit facility (the "Credit Facility"), in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

        Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the Credit Facility as amended. Pursuant to discussions with the Lenders, the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Agreement. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 1, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. The Company has taken action to reduce its debt by preparing to sell certain of its businesses in order to either comply with the requirements of the existing agreement as amended or to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

        The Company has unused borrowing capacity for both domestic and international operations of $7.5 million as of December 31, 2000, including letters of credit of $5.0 million. The Revolver and Term Loan are secured by the Company's assets. As of December 31, 2000, the Company had total borrowings of $276.8 million under the agreements which have a current weighted-average interest rate of 11.7%. The Company had $1.3 million of other borrowings, consisting of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75%, and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

        Borrowings under the Revolver as of December 31, 2000, were $160.5 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of December 31, 2000, $199.1 million of the Company's outstanding borrowings utilized LIBOR, of which $169.6 million were payable in U.S. Dollars and $9.6 million and $19.9 million were payable in Deutsche marks and Pounds sterling, respectively.

        Borrowings under the Term Loan as of December 31, 2000, were $40.6 million. As discussed above, the Term Debt, as well as all other debt under the Credit Facility, has been classified as currently payable to reflect the forbearance agreement in place.

        The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided sufficiently for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The Credit Facility restricts annual capital expenditures to $12.0 million through 2001, $13.0 million in 2002, and $15.0 million thereafter, and contains other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. As noted above, the Company is currently operating under a forbearance arrangement and is in the process of reducing its debt through the sale of certain of its businesses in order to either comply with the requirements of the existing agreement or to be in an improved financial position to negotiate further amendments or borrowing alternatives.

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

        On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings PLC, a privately held company, and its German affiliate Ellison, Rotettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle and industrial markets. As part of the acquisition plan, the Company closed its existing Anderton facility in Bingley, U.K. and consolidated that operation with the Ellison facility. In the quarter ended September 26, 1999, the Company recorded a $4.5 million charge for the consolidation. The charge consisted of $3.8 million, principally related to the write-down of Anderton's assets no longer being used to estimated realizable values and other costs directly related to the exit of the facility, and approximately $0.7 million for severance and related benefit payments to approximately 100 Anderton employees. At December 31, 2000, all cash costs associated with this charge have been incurred. In the quarter ended March 31, 2000, $1.0 million was charged to cost of sales primarily due to excess overtime incurred to produce parts pending customer approval on first part production lots. For the quarter ended July 2, 2000, the Company recorded a $1.3 million charge to cost of sales, primarily related to excess overtime to produce parts and premium freight charges. In the quarter ended October 1, 2000, the Company recorded a similar charge in the amount of $0.8 million to cost of sales.

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

                                                                   Nine Months Ended
                                                                   December 26, 1999
                                                                 ---------------------
                   Net sales                                          $242,724
                                                                 ---------------------

                   Income before extraordinary charge                 $  4,012
                                                                 ---------------------

                   Net income                                         $  3,471
                                                                 ---------------------


                   Basic earnings per share                           $   0.57
                                                                 ---------------------

                   Diluted earnings per share                         $   0.56
                                                                 ---------------------


                   Basic Shares                                          6,135

                   Diluted Shares                                        6,150


NOTE 6.     New Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. We have appointed a team to implement SFAS No.133 and the Company will adopt SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. SFAS No. 133, as amended by SFAS No. 138, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

        Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999. SAB No. 101b, "Second
        Amendment: Revenue Recognition in Financial Statements", defers implementation of SAB No. 101 until no later than the fourth quarter of fiscal 2001. These were implemented effective January 1, 2001, and did not have any material impact on the Company's revenue recognition policies.

NOTE 7.    Disclosures about Segments and Related Information

                                                            Nine Months Ended
                                              ----------------------------------------------
                                               December 31, 2000          December 26, 1999
                                              -------------------        -------------------
        Sales:
          Specialty fastener products               $ 192,176                  $ 161,323
          Aerospace products                           49,622                     42,820
                                              -------------------        -------------------
            Total                                   $ 241,798                  $ 204,143
                                              ===================        ===================
        Operating profit
          Specialty fastener products
            (a), (b)                                $  15,785                   $ 15,682
          Aerospace products                           11,869                     10,062
                                              -------------------        -------------------
            Total                                   $ 27,654                    $25,744
        Corporate expense                             (8,004)                    (6,412)
        Corporate interest and
          other income                                   260                        446
        Interest expense (c)                         (25,969)                   (12,233)
                                              -------------------        -------------------
        Income (loss) before income taxes
          and extraordinary charge                  $ (6,059)                    $7,545
                                              ===================        ===================



(a) The results of operations of the Specialty Fasteners Products segment for the nine month period ended December 31, 2000 includes an arbitration award related to the Aerospace Rivet Manufacturers business in the amount of $1.2 million.

(b) The results of operations of the Specialty Fasteners Products segment for the nine month periods ended December 31, 2000 and December 26, 1999 includes a charge of $2.1 million and $4.5 million, respectively, related to the consolidation of its two U.K. plants.

(c) Interest expense for the nine month period ended December 31, 2000 includes a $2.3 million charge related to loan fees associated with the refinancing of the Company's bridge debt.

                                                           Three Months Ended
                                            -------------------------------------------------
                                             December 31, 2000            December 26, 1999
                                            --------------------         --------------------
        Sales:
          Specialty fastener products              $ 59,646                     $ 69,804
          Aerospace products                         18,651                       16,068
                                            -------------------          -------------------
            Total                                  $ 78,297                     $ 85,872
                                            ===================          ===================
        Operating profit
          Specialty fastener products (a)          $  3,610                     $  9,988
          Aerospace products                          5,031                        3,857
                                            -------------------          -------------------
            Total                                  $ 8,641                      $13,845
        Corporate expense                           (2,500)                      (2,386)
        Corporate interest and
          other income                                  28                          254
        Interest expense                            (8,185)                      (7,137)
                                            -------------------          -------------------
        Income (loss) before income
        taxes and extraordinary charge            $ (2,016)                     $  4,576
                                            ===================          ===================


(a) The results of operations of the Specialty Fasteners Products segment for the three month period ended December 31, 2000 includes an arbitration award related to the Aerospace Rivet Manufacturers business in the amount of $1.2 million.

NOTE 8.    Subsequent Events

        On January 19, 2001, the Company announced that it intended to restructure and divest several of its industrial products businesses and that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. As part of this restructuring, the Company will seek to divest four of its specialty fastener operations. The Company intends to sell its cold-headed products, aerospace rivet, retaining ring and hose clamp operations with expected proceeds of $110-130 million, which will be used to retire a portion of its outstanding debt. In connection with the restructuring, the Company will suspend the payment of its quarterly dividend and recognize a non-recurring charge of $65-80 million in its fourth quarter of fiscal 2001. The non-recurring charge includes the anticipated losses on the sale of the aforementioned operations and other costs associated with such divestitures but does not include any gains on the sales of the business units. These gains, which are expected to offset approximately half of the non-recurring charge, will be recognized when the sales of those respective business units are completed.

        On January 31, 2001, the Company entered into Amendment Agreement No. 3 to the Credit Agreement with the Lenders to March 29, 2001, as well as established the Revolver Sub-Limit described in Note 4 above.

        On February 8, 2001, the Company received notice from a third party creditor of one of its investments that the creditor has initiated foreclosure proceedings against the subject company on an outstanding debt. If these foreclosure proceedings are concluded, the Company's investment in and note receivable from the subject company will become impared. This could result in a non-cash pretax charge in the fourth quarter of approximately $6.8 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All references to three and nine month periods in this Management's Discussion and Analysis refer to the three and nine month periods ended December 31, 2000 for fiscal year 2001 and the three and nine month periods ended December 26, 1999 for fiscal year 2000. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes. Unless otherwise indicated, amounts per share refer to diluted amounts per share.

Sales for the nine month period in 2001 were $241.8 million, an 18% increase from the comparable period in 2000. For the three month period in 2001, sales were $78.3 million, a 9%, decrease from the comparable period in 2000. Gross profit for the nine month period in 2001 was $60.4 million, which was essentially flat from the comparable period in 2000. For the three month period in 2001, gross profit decreased $6.5 million from the comparable period in 2000. Operating profit for the nine month period in 2001 was $27.7 million, a 7% increase from the comparable period in 2000. Operating profit for the three month period in 2001 was $8.6 million, a decrease of 38% from the comparable period in 2000. Operating profit in the nine month period in 2001 and 2000 includes a charge of $2.1 million and $4.5 million, respectively, related to the consolidation of the Company's two U.K. plants. Operating profit in the 2000 periods only includes the results of Ellison and Tinnerman from the dates of each respective acquisition. Operating profit in the nine and three month periods in 2001 includes a $1.2 million arbitration award related to the Aerospace Rivet Manufacturers business. Changes in sales, operating profit and new orders from continuing operations are discussed below by segment.

The Company reported a net loss for the nine month period in 2001 of $3.8 million, or ($0.61) per share, compared to net income of $4.2 million, or $0.68 per share, for the comparable period in 2000. The Company reported a net loss for the three month period in 2001 of $1.3 million, or ($0.20) per share, compared to net income of $2.9 million, or $0.47 per share, for the comparable period in 2000. Net income for the nine month period in 2000 includes an extraordinary charge in the amount of $0.5 million, or ($0.09) per share, after tax, for refinancing of debt. Interest expense increased $13.7 million for the nine month period in 2001, primarily as a result of additional borrowings to fund the Ellison and Tinnerman acquisitions which occurred in the second fiscal quarter of 2000. Interest expense for the three month period increased $1.0 million, due to higher interest rates over 2000. Interest expense in the nine month period in 2001 included a charge of $2.3 million related to refinancing of the Bridge Loan.

New orders received during the nine month period in 2001 totaled $241.7 million, an increase of 13% from the comparable period in 2000. The increase in orders for the nine month period is primarily the result of the acquisitions of Tinnerman and Ellison which were not included for the full period of 2000. For the three month period, new orders totaled $75.4 million, a decrease of 9% from the comparable period in 2000. At December 31, 2000, total backlog of unfilled orders was $108.3 million, compared to $104.1 million at December 26, 1999.

SPECIALTY FASTENER PRODUCTS SEGMENT

Sales for the Specialty Fastener Products segment were $192.2 million for the nine month period ended December 31, 2000, an increase of 19% from the comparable period in 2000. The predominant reason for this sales increase was the acquisitions of Tinnerman and Ellison. Sales at the German, UK, Brazilian and U.S. retaining ring operations were 12% higher than last year, reflecting strong product demand and the acquisition of Ellison. The hose clamp business, with significant exposure to heavy-duty truck manufacturing and after-market, has seen sales down 8% from last year. Aerospace Rivet Manufacturers has shown 11% lower sales than in 2000, reflecting a loss of a major customer and an industry-wide slowdown in the aerospace components market. Sales at TCR were down 7% from the comparable period in 2000 due to weaker demand for manufactured products.

Sales for the Specialty Fastener Products segment were $59.6 million for the three month period ended December 31, 2000, a 15% decrease from the comparable period in 2000. Sales were 12% lower at the Company's retaining ring operations from the comparable period in 2000, primarily from lower foreign exchange rates. Sales in 2001 were down 20% at its hose clamp business over the comparable period in 2000 due to weaker product demand. Sales at TCR were also down 15% over last year.

Operating profit for the nine month period in 2001 was $15.8 million, essentially the same as the comparable period in 2000. In 2001, operating profit included additional plant consolidation charges of $2.1 million for excess overtime, staffing and premium freight. For 2000, only four months of the Tinnerman operating profit was included. The nine month period of 2000 included a $4.5 million charge to consolidate the Ellison and Anderton retaining ring businesses in the U.K. The physical consolidation of the two U.K. facilities is complete and the Anderton facility has been sold. Increases in operating profit at the Company's German, Brazilian and U.S. retaining ring operations were more than offset by production inefficiencies at the U.K. operation. Operating profit at the hose clamp business, ARM and TCR is below last year, respectively.

Operating profit for the three month period ended December 31, 2000 was $3.6 million versus $10.0 million for the comparable period in 2000. Approximately one-half of this decline was due to the U.K. operation. Operating profit at the hose clamp, Engineered Components and TCR businesses is below the comparable period in 2000, respectively. Operating profit for ARM in 2001, which includes a $1.2 million arbitration award, exceeds the comparable period in 2000.

New orders for the nine month period were $191.0 million, versus $168.7 million in 2000, primarily reflecting the incremental bookings resulting from the acquisitions of Tinnerman and Ellison for the full nine month period in 2001.

New orders for the three month period in 2001 were $59.1 million, versus $69.8 million in the comparable period in 2000. Backlog of unfilled orders at December 31, 2000 was $63.1 million, compared to $58.0 million at December 26, 1999.

Recent trends in the economy in the United States indicate a softening in automotive and heavy truck manufacturing which are major markets for the Company. This development, coupled with expected losses at the Company's UK facility, could have a negative effect on the Company's operating performance over the next several quarters.

AEROSPACE PRODUCTS SEGMENT

Sales for the Aerospace Products segment were $49.6 million for the nine month period in 2001, compared to $42.8 million, or 16%, for the comparable period in 2000. Sales during 2001 at Breeze-Eastern were 18% ahead of 2000. Sales at Norco were 12% ahead of 2000.

Sales for the Aerospace products segment were $18.7 million for the three month period in 2001, an increase of $2.6 million, or 16%, from the comparable period in 2000. For the three month period in 2001, sales at Breeze-Eastern were 15% ahead of 2000 and sales at Norco were 18% ahead of 2000.

Operating profit for the nine month period in 2001 was $11.9 million, an 18% increase from the nine month period in 2000. This increase in operating profit was spread between Breeze-Eastern and Norco and was the direct result of sales volume increases.

Operating profit for the three month period in 2001 was $5.0 million, an increase of 30% from the comparable period in 2000. Most of this increase is attributable to higher sales volume.

New orders for the nine month period in 2001 were $50.7 million versus $45.1 million in 2000. Bookings at Breeze-Eastern were up $2.6 million from 2000. Bookings at Norco were $3.0 million ahead of 2000.

New orders for the three month period in 2001 were $16.3 million, a 21% increase over the comparable period in 2000. Bookings for the quarter ended December 31, 2000 at Breeze-Eastern were $2.5 million higher than the comparable period ended in 2000. Bookings at Norco were $0.4 million higher than 2000. Backlog of unfilled orders at December 31, 2000, was $45.2 million, compared to $46.1 million at December 26, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the Credit Facility as amended. Pursuant to discussions with its Lenders, the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Agreement. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million and included the establishment of a sub-limit or borrowings under the Revolver of $162 million, as well as certain other fees and conditions. The Company has taken action to reduce its debt by preparing to sell certain of its businesses in order to either comply with the requirements of the existing agreement as amended or to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments.

The Company's debt-to-capitalization ratio was 69% as of December 31, 2000, compared to 68% as of March 31, 2000. The current ratio at December 31, 2000 was
0.4 compared to 1.0 at March 31, 2000. Working capital was ($192.0) million as of December 31, 2000, down $193.8 million from March 31, 2000. Both the decrease in the current ratio and the decrease in working capital reflect the reclassification of long term debt to short term as discussed above.

Capital expenditures were $4.5 million for the nine month period and $1.0 million for the three month period ended December 31, 2000. There were approximately $0.7 million of capital expenditure commitments outstanding at December 31, 2000.

The Company's cash flow from operations and available credit facilities are considered adequate to fund the short-term operating needs. The Company's long-term capital needs are expected to be provided for after completion of the restructuring actions taken as discussed above. To date, cash flow from operations has been sufficient to enable the Company's scheduled interest and principal payments. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

In August 2000, the Company received $1.0 million for the sale of the Anderton facility located in Bingley, England. The proceeds were used to repay existing debt in accordance with the terms of the Credit Facility.

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

The Company uses forward exchange contracts principally to hedge foreign currency intercompany loans made between its corporate headquarters and its foreign subsidiaries and between various foreign subsidiaries. As part of its overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, the Company hedges a portion of anticipated net sales that are expected to be denominated in foreign currency. In addition, the Company hedges a portion of expected future intercompany purchases denominated in foreign currency anticipated over the ensuing twelve month period. At December 31, 2000, the Company had contracts for the sale of $13.5 million and the purchase of $3.8 million of foreign currencies at fixed rates. Based on the foreign exchange contracts outstanding at December 31, 2000, each 10% devaluation of the U.S. dollar compared to the level of foreign exchange rates for currencies under contract at December 31, 2000, would result in approximately $1.3 million of unrealized losses on foreign exchange contracts involving foreign currency sales and purchases. Conversely, a 10% appreciation of the U.S. dollar would result in $1.2 million of unrealized gains. Consistent with the nature of the economic hedge provided by such foreign exchange contracts, such unrealized gains and losses would be offset by corresponding decreases and increases, respectively, in the dollar value of future foreign currency underlying transactions.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At December 31, 2000, the Company had interest rate swap agreements to convert $125.0 million of notional amount of floating interest rate debt to fixed rate. At December 31, 2000, the fair value of these swap agreements was approximately ($1.0) million. In the event of a 25 basis point (one-quarter percent) increase in interest rates, the fair value of these swap agreements would have been approximately ($0.5) million as of December 31, 2000.

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


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        10.43 Amendment Agreement No. 2 to the Second Amended and Restated Credit Agreement dated as of December 29, 2000 between the Company and Fleet National Bank and the other Lenders referred to therein.

        10.44 Amendment Agreement No. 3 to the Second Amended and Restated Credit Agreement dated as of January 31, 2001 between the Company and Fleet National Bank and the other Lenders referred to therein.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)


Dated:  February 12, 2000  By:        /s/Joseph F. Spanier
                                    -------------------------------------------
                                    JOSEPH F. SPANIER, Vice President
                                    Treasurer and Chief Financial Officer*


     *On behalf of the Registrant and as Principal Financial and Accounting Officer.