Form 10-K
period 2001-03-31
TRANSTECHNOLOGY CORP
filed 2001-07-16
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

                                Yes  X     No
                                    ----      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of July 6, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $55,301,810. (See Item 12)

     As of July 6, 2001, the registrant had 6,172,077 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1.  BUSINESS.


   General

         TransTechnology Corporation develops, manufactures and sells a wide range of products in two industry segments, as described below. TransTechnology Corporation was originally organized in 1962 as a California corporation and was reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.

         TransTechnology Corporation's core business areas are specialty fastener products and aerospace products.


   Specialty Fastener Products

         The Company's specialty fastener products are manufactured by its Engineered Components Group (Palnut and the Tinnerman companies acquired in 2000), its Engineered Products Group (Breeze Industrial, Pebra, TCR and Aerospace Rivet Manufacturers (ARM)) and its Engineered Rings Group (Seeger-Orbis, TransTechnology Brasil, Waldes/IRR, TransTechnology (GB)). TransTechnology (GB) represents the consolidation of the Anderton and the recently acquired Ellison plants into a single manufacturing facility in Great Britain.

         The Engineered Components Group includes single and multi-thread metal fasteners, retaining rings and headlight adjusters for the automotive and industrial markets. These fasteners include: lock nuts for load carrying in light duty assemblies or as a supplement to ordinary nuts to assure tightness; the On-Sert(R) fastener, which is pressed onto hollow plastic bosses to increase torque and minimize stripping; push-nuts used as temporary fasteners that hold pre-inserted bolts in place for final assembly or in ratchet plates which fasten onto a shaft or stud; self-threaders used in the installation of automotive trim; U-nuts that provide one-sided screw assembly and are used to fasten bumpers, fenders and grills to vehicles; various single-threaded parts designed for insertion into metal or plastic panels; and a variety of automotive headlight adjusters.

         Within the Engineered Products Group, Breeze Industrial designs and manufactures a diverse line of high-quality stainless steel hose clamps, including worm drive hose clamps, T-Bolt and V-Band clamps, and light duty clamps for use in the heavy truck and industrial equipment industries by original equipment manufacturers and replacement suppliers. Pebra designs and manufactures hose clamps primarily for heavy truck manufacturers in Europe. TCR designs and manufactures sophisticated externally threaded fastening devices and custom industrial components by combining its expertise in cold forging and machining technologies. TCR products are used by industrial customers worldwide, with key market groups including automotive, hydraulic and recreational product industries. ARM designs and manufactures rivets and externally threaded fasteners primarily for the aerospace industry.

         Within the Engineered Rings Group, Seeger-Orbis, TransTechnology Brasil, Waldes/IRR and TransTechnology (GB) manufacture a large range of retaining and snap rings used in automotive, marine, household and computer applications that require retention of parts on shafts and axles.

         Specialty fasteners are marketed through a combination of a direct sales force, distributors and manufacturer's representatives. Such products comprised 79%, 80% and 78% of the Company's consolidated net sales in 2001, 2000 and 1999, respectively.

         At March 31, 2001, the Company's Specialty Fastener Products segment backlog was $59.2 million, compared to $65.4 million at March 31, 2000. Substantially all of the March 31, 2001 backlog is scheduled to be shipped during fiscal 2002.


   Aerospace Products

         The Company's aerospace products are designed, developed and manufactured by Breeze-Eastern and Norco. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to positioning television cameras on blimps, antenna and gear drives. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs. Norco designs, develops and manufactures mechanical components and systems such as hold open rods, quick connect/disconnect locking systems, helicopter blade restraint systems, latch assemblies, safety locks and application-specific mechanical systems. Its power transmission line of products include rollnuts, rollnut longspan assemblies, ball reversers, ball oscillators, FlenNut assemblies and other application-specific linear motion assemblies.

         Breeze-Eastern and Norco sell their products through internal marketing representatives and several independent sales representatives and distributors. The Aerospace product lines contributed 21%, 20% and 22% of the Company's consolidated net sales in 2001, 2000 and 1999, respectively.

         The Aerospace Products segment backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2001, the backlog of unfilled orders was $40.2 million, compared to $44.2 million at March 31, 2000. The majority of the March 31, 2001 backlog is expected to be shipped during fiscal 2002.


   Management Initiatives and Restructuring

         On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), aerospace rivet (Aerospace Rivets Manufacturers Corp), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil and Waldes/IRR) and hose clamp operations (Breeze Industrial and Pebra) and that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. In association with the restructuring, the Company suspended the payment of its quarterly dividend and recognized a charge in the fourth fiscal quarter of 2001 related to anticipated losses on the sale of several of these businesses as well as the provision for severance and other costs associated with these divestitures. Proceeds from the sales of the businesses will to be used to repay debt and to refocus the Company's efforts on the design, manufacture and marketing of specialized aerospace equipment.

         The Company entered into an amendment of its existing credit agreement under which the Company's senior lenders agreed to forbearance with respect to the Company's continuing violations of certain covenants in the senior credit agreement through September 27, 2001, subject to the Company meeting certain interim debt reduction and EBITDA targets. The Company's subordinated lenders also entered into a forbearance agreement with respect to the Company's expected violation of its net worth covenant as the result of write-offs to be incurred in the fourth fiscal quarter of 2001 as part of its restructuring plan.

         As discussed in Note 2 in the Notes to Consolidated Financial Statements, the Company reported, on a pre-tax basis, asset impairment charges in the fourth fiscal quarter of 2001 of $67.9 million related to estimated losses on businesses to be sold, primarily related to the write-off of intangible assets and property. In addition, in the fourth fiscal quarter of 2001 the Company reported a pre-tax charge of $10.2 million associated with the write-down of real estate held for sale and equity investments and notes receivable from a 1995 divestiture. The Company expects additional net non-cash write-offs of goodwill in fiscal 2002 resulting from the divestiture process, including a gain on the July 10, 2001 sale of its Breeze Industrial Products and Pebra hose clamp businesses and an anticipated non-cash loss resulting from the planned sale of the TransTechnology Engineered Components business.

         On April 12, 2001, the Company announced that, following a review of alternative strategic initiatives, it would become solely a manufacturer of niche aerospace products. As a result, the Company said it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. The Company will seek to have all the divestitures, including TTEC, completed by September 2001.

         Following the divestiture of the fastener business units, the Company expects to have retired substantially all of its debt and expects to reduce its corporate overhead by more than $4 million from its present $8.7 million level. Additionally, for tax purposes, the Company expects to have significant operating loss carry-forwards which will shelter future earnings from taxes for several years. The Company expects that, when repositioned as an aerospace products manufacturer with revenues from new equipment sales, maintenance and service of existing equipment, and spare parts sales, it will be a significantly more profitable and less leveraged entity, with substantial growth opportunities. Management believes that the Company will present substantially more value to its shareholders after the restructuring than in its present form.

         On July 10, consistent with the aforementioned actions, the Company completed the previously announced sale of its Breeze Industrial and Pebra hose clamp businesses in the U.S. and Germany, respectively, to Industrial Growth Partners and the current management team of these divested companies for $46.2 million in cash. Proceeds were used to repay debt. The Company is involved in ongoing discussions with potential buyers for the sales of the businesses previously reported as being held for sale. While there can be no assurances that these transactions will be consummated, management believes that they are continuing to make progress toward the execution of its previously announced strategies.


   Defense Industry Sales

         Approximately 9% of the Company's consolidated net sales in 2001, as compared to 8% and 10% in 2000 and 1999, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.

         No single customer accounted for 10% or more of the Company's net sales in 2001 or 2000.

   Environmental Matters

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 13 of "Notes to Consolidated Financial Statements" and in Management's Discussion and Analysis of Financial Condition and Results of Operations.


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


   Employees

         As of July 1, 2001, the Company employed 2,331 people. There were 2,025 employees associated with the Specialty Fastener Products segment, 288 with the Aerospace Products segment and 18 with the corporate office.

   Financial Information About Industry Segments

         Financial information relating to each of the Company's segments has been included in Note 14 of "Notes to Consolidated Financial Statements".


   Foreign Operations and Sales

         The Company's foreign-based facilities during fiscal 2001 consisted of the Seeger-Orbis and Pebra facilities located in Koenigstein and Frittlingen, Germany, TransTechnology (GB) Limited's facility located in Glusburn, England, sales offices in Paris, France, Barcelona, Spain and Surrey, England, TransTechnology Brasil's facility located in Sao Paulo, Brazil and TransTechnology Canada Corporation's facility located in Hamilton, Ontario. The Company acquired the Seeger-Orbis and TransTechnology Brazil businesses on June 30, 1995. Pebra was acquired on June 18, 1996. TransTechnology (GB) resulted from the consolidation on December 1, 1999, of Anderton International Limited, acquired on June 30, 1995, and Ellison Holdings PLC, acquired on July 19, 1999. TransTechnology Canada Corporation was incorporated on August 12, 1999 to hold the Canadian based assets of Eaton's Engineered Fasteners Division acquired on August 31, 1999. The Company had sales from its non-U.S. operations of $99.4 million, $66.2 million and $56.7 million in fiscal 2001, 2000 and 1999, respectively, representing 30%, 22% and 25% of the Company's consolidated net sales in each of those years, respectively. The Company had export sales of $41.2 million, $43.3 million and $31.2 million in fiscal 2001, 2000 and 1999, respectively, representing 13%, 15% and 14% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net sales, profits and identifiable assets attributable to the Company's foreign and domestic operations, and the identification of export sales by geographic area and domicile of customers, are set forth in Note 14 of "Notes to Consolidated Financial Statements".

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:


                                                                    Owned or
         Location               Use of Premises                      Leased     Sq. Ft
         --------               ---------------                     --------    ------
Liberty Corner, New Jersey      Executive Offices                    Leased      13,000


SPECIALTY FASTENER
PRODUCTS SEGMENT

Saltsburg, Pennsylvania         Breeze Industrial offices and        Owned      137,000
                                manufacturing plant

Mountainside, New Jersey        Palnut offices and manufacturing     Owned      142,000
                                plant

Irvington, New Jersey           Waldes/IRR - Industrial Division     Owned       37,000
                                manufacturing plant

Millburn, New Jersey            Waldes/IRR - Industrial Division     Leased      53,100
                                offices and distribution center

City of Industry, California    Aerospace Rivet Manufacturers        Leased      60,500
                                Corporation offices and
                                manufacturing plant

Southfield, Michigan            Engineered Components sales          Leased       6,000
                                office

Brunswick, Ohio                 TT Engineered Components             Leased      44,500
                                group offices and manufacturing
                                plant

Massillon, Ohio                 TT Engineered Components             Owned      190,580
                                offices and manufacturing plant

Hamilton, Ontario, Canada       TT Engineered Components             Owned      127,913
                                offices and manufacturing plant

Konigstein, Germany             Seeger Group offices and             Owned      149,000
                                Seeger-Orbis manufacturing
                                plant

Minneapolis, Minnesota          TCR Corporation offices              Leased     137,000
                                and manufacturing plant

SPECIALTY FASTENER
PRODUCTS SEGMENT
----------------
(Continued)

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

Frittlingen, Germany            Pebra offices and                    Owned       30,000
                                manufacturing plant

Barcelona, Spain                TransTechnology Engineered           Leased         500
                                Rings sales office


AEROSPACE PRODUCTS SEGMENT

Union, New Jersey               Breeze-Eastern offices               Owned      188,000
                                and manufacturing plant

Ridgefield, Connecticut         Norco, Inc. offices and              Owned       35,000
                                manufacturing plant


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


ITEM 3.  LEGAL PROCEEDINGS

         The information required has been included in Note 13 of "Notes to Consolidated Financial Statements".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the three month period ended March 31, 2001.

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

                                               High            Low
                                               ----            ---
         Fiscal 2000
             First Quarter                    $20.44         $16.94
             Second Quarter                    19.75          11.63
             Third Quarter                     12.31           8.13
             Fourth Quarter                    15.19          10.50

         Fiscal 2001
             First Quarter                    $14.69         $ 8.44
             Second Quarter                    11.38           6.13
             Third Quarter                      7.31           2.88
             Fourth Quarter                     6.75           3.75


         As of July 6, 2001, the number of stockholders of record of the Common Stock was 1,788. On July 6, 2001, the closing sales price of the Common Stock was $8.96 per share.

         The Company paid a regular quarterly dividend of $0.065 per share on June 1, September 1 and December 1, 1999, March 1, June 1, September 1 and December 1, 2000. On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table provides selected financial data with respect to the consolidated statements of operations of the Company for the fiscal five years ended March 31, 2001, and the consolidated balance sheets of the Company at the end of each such year.

                                                                           YEARS ENDED MARCH 31,
                                                       2001           2000         1999         1998         1997
                                                                 (In thousands, except per share amounts)
Net sales(a)                                         $328,071       $299,252     $228,006     $203,928     $178,684
-------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations
  before income taxes                                 (83,822)        11,508       24,294       20,153       16,620
(Benefit) provision for income taxes                  (10,852)         4,373        9,704        8,162        6,898
-------------------------------------------------------------------------------------------------------------------
(Loss) income from continuing operations              (72,970)         7,135       14,590       11,991        9,722
Loss from discontinued operations                          --             --           --         (924)        (934)
-------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary charge             (72,970)         7,135       14,590       11,067        8,788
Extraordinary charge for refinancing of debt               --           (541)        (781)          --           --
-------------------------------------------------------------------------------------------------------------------
Net (loss) income                                    $(72,970)      $  6,594     $ 13,809     $ 11,067     $  8,788
-------------------------------------------------------------------------------------------------------------------
  Earnings (loss) per share:
    Basic:
      (Loss) income from continuing operations       $ (11.83)      $   1.16     $   2.33     $   2.17     $   1.92
      Loss from discontinued operations                    --             --           --        (0.17)       (0.18)
      Extraordinary charge for refinancing of debt         --          (0.09)       (0.12)          --           --
-------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                          $ (11.83)      $   1.07     $   2.21     $   2.00     $   1.74
-------------------------------------------------------------------------------------------------------------------
    Diluted:
      (Loss) income from continuing operations       $ (11.83)      $   1.16     $   2.30     $   2.11     $   1.87
      Loss from discontinued operations                    --             --           --        (0.16)       (0.18)
      Extraordinary charge for refinancing of debt         --          (0.09)       (0.12)          --           --
-------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                          $ (11.83)      $   1.07     $   2.18     $   1.95     $   1.69
-------------------------------------------------------------------------------------------------------------------
Dividends declared and paid per share                $  0.195       $   0.26     $   0.26     $   0.26     $   0.26
-------------------------------------------------------------------------------------------------------------------
Total assets                                         $393,249       $482,755     $279,720     $236,073     $199,136
Long-term debt                                       $  1,055(b)    $194,759     $102,463     $ 51,350     $ 67,516
Stockholders' equity                                 $ 51,875       $128,883     $123,710     $115,832     $ 77,444
Book value per share                                 $   8.40       $  20.97     $  20.25     $  18.47     $  15.40
Shares outstanding at year-end                          6,172          6,145        6,108        6,272        5,028
-------------------------------------------------------------------------------------------------------------------

(a) In 2000, the Company acquired the Engineered Fasteners Division of Eaton Corporation, Ellison Holdings PLC and Ellison, Roettges & Co. GmbH. In 1999, the Company acquired Aerospace Rivet Manufacturers Corporation and NORCO. In 1998, the Company acquired TCR Corporation. In 1997, the Company acquired the Pebra hose clamp business.

(b)   Excluding callable debt of $271,307.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's fiscal year ends on March 31. Accordingly, all references to years in this Management's Discussion and Analysis refer to the fiscal year ended March 31 of the indicated year. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

MANAGEMENT INITIATIVES AND RESTRUCTURING

On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), aerospace rivet (Aerospace Rivet Manufacturers Corp), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and Waldes/IRR) and hose clamp operations (Breeze Industrial and Pebra). The Company also announced that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. In association with the restructuring, the Company stated it would suspend the payment of its quarterly dividend and recognize a non-recurring charge in the fourth fiscal quarter of 2001 related to anticipated losses on the sale of several of these businesses as well as the provision for severance and other costs associated with these divestitures. Proceeds from the sales of the businesses will be used to repay debt and to refocus the Company's efforts on the design, manufacture and marketing of specialized aerospace equipment.

The Company entered into an amendment of its existing credit agreement under which the Company's senior lenders agreed to forbearance with respect to the Company's continuing violations of certain covenants in the senior agreement through September 27, 2001, subject to the Company meeting certain interim debt reduction and EBITDA targets. The Company's subordinated lenders also entered into a letter forbearance agreement with respect to the Company's expected violation of its net worth covenant as the result of write-offs to be incurred in the fourth fiscal quarter of 2001 as part of its restructuring plan.

As discussed in Note 2 in the "Notes to Consolidated Financial Statements", the Company reported, on a pre-tax basis, asset impairment charges in the fourth fiscal quarter of 2001 of $67.9 million related to estimated losses on businesses to be sold, primarily related to the write-off of intangible assets and property. In addition, in the fourth fiscal quarter of 2001 the Company reported a pre-tax charge of $10.2 million associated with the write-down of real estate held for sale and equity investments and notes receivable from a 1995 divestiture. The Company expects additional net non-cash write-offs of goodwill in fiscal 2002 resulting from the divestiture process, including a gain on the July 10, 2001 sale of its Breeze Industrial Products and Pebra hose clamp businesses and an anticipated non-cash loss resulting from the planned sale of the TransTechnology Engineered Components business.


On April 12, 2001, the Company announced that, following a review of alternative strategic initiatives, it would become solely a manufacturer of niche aerospace products. As a result, the Company will divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. The Company will seek to have all the divestitures, including TTEC completed by September 2001.

Following the divestiture of the fastener business units, the Company expects to have retired substantially all of its debt and expects to reduce its corporate overhead by more than $4 million from its present $8.7 million level. Additionally, for tax purposes, the Company expects to have significant operating loss carry-forwards which will shelter future earnings from taxes for several years. The Company expects, when repositioned as an aerospace products manufacturer with revenues from new equipment sales, maintenance and service of existing equipment, and spare parts sales, to be significantly more profitable and less leveraged, with substantial growth opportunities. Management believes that the Company will present substantially more value to its shareholders after the restructuring than in its present form.

On July 10, consistent with the aforementioned actions, the Company completed the previously announced sale of its Breeze Industrial and Pebra hose clamp businesses in the U.S. and Germany, respectively, to Industrial Growth Partners and the current management team of these divested companies for $46.0 million in cash. Proceeds were used to repay debt. The Company is involved in ongoing discussions with potential buyers for the sales of the businesses previously reported as being held for sale. While there can be no assurances that these transactions will be consummated, management believes that they are continuing to make progress toward the execution of its previously announced strategies.

RESULTS OF OPERATIONS

Net sales increased 9.6% to $328.1 million for 2001 compared to $299.3 million in 2000. Sales in the Specialty Fasteners Products segment increased 8.0% to $257.6 million in 2001 from $238.4 million in 2000. This increase was primarily the result of the Tinnerman acquisition in 2000 where 7 months of operations were reported in 2000 versus a full year in 2001. Sales in the Aerospace Products segment were up 15.9% in 2001 versus 2000 based on strong product demand at both Breeze-Eastern and Norco.

Consolidated gross margins were $86.4 million in 2001 versus $88.3 million in 2000.

The Company reported an Operating Loss in 2001 of $27.2 million compared to Operating Profit of $40.0 million in 2000. In 2001, the Company reported an asset impairment charge of $67.9 million related to the announced intention to sell its TCR, ARM, and Rings business units. This impairment loss relates primarily to the write-down of goodwill, patents, trademarks and net property. In addition, in 2001 the Company incurred additional costs in the U.K. associated with its consolidation of the Ellison and Anderton retaining ring plants of $2.1 million. Reduced product demand and lower gross margins contributed to this reported Operating Loss in 2001. Specific segment results are discussed below.

Net interest expense increased $14.5 million due to higher debt levels in 2001 versus 2000 to fund the Tinnerman and Ellison acquisitions which occurred in 2000. Also contributing to increased interest expense were higher interest rates in 2001 versus 2000 and a charge of $2.3 million in 2001 related to loan fees associated with the refinancing of the Company's bridge loan, which occurred on September 1, 2000.

The Company reported a tax benefit of $10.9 million in 2001 which included the estimated tax effects of the sale of the TCR, ARM, and Rings businesses and a valuation allowance for deferred tax assets related to the future sales of these business units.

New orders received during 2001 totaled $320.1 million versus $305.2 million in 2000. This increase reflected the inclusion of 12 months of orders in 2001 versus seven months of orders in 2000 for the Tinnerman businesses. This was offset somewhat by lower bookings in several of the Specialty Fasteners Products business units reflecting lower product demand. At March 31, 2001, total backlog of unfilled orders was $99.4 million versus $109.6 million at March 31, 2000. New orders and backlog by segment are discussed below.

SPECIALTY FASTENER PRODUCTS SEGMENT 2001 COMPARED TO 2000

Sales for the Specialty Fastener Products segment were $257.6 million in 2001 versus $238.4 million in 2000. $23.4 million of this increase occurred in the Engineered Components businesses, primarily the result of the acquisition of Tinnerman in 2000. Sales at the Hose Clamp businesses (Breeze Industrial and Pebra) were down $4.6 million from 2000 primarily due to weak demand in the heavy truck markets. Sales at the Engineered Rings businesses were up $4.8 million from 2000 in both European and U.S. markets. $4.9 million of this increase resulted from the acquisition of Ellison in 2000; weak local currency exchange rates erased strong increases in unit sales in the U.K., Germany and Brazil. Sales at TCR were $2.6 million below 2000 due to weak product demand for cold-headed products and production problems associated with specific product orders.

Operating losses were $45.4 million in 2001 versus operating profit of $24.6 million in 2000. In 2001, the Company reported an asset impairment charge of $67.9 million primarily related to the write-down of goodwill, patents, trademarks, and property. On January 19, 2001, the Company announced that it had intended to sell the TCR, ARM, Rings, and Hose Clamp businesses. This impairment charge was required to write the net assets of certain of these businesses down to estimated net realizable values associated with future dispositions.

Before the impairment charge, operating profit was $22.4 million. Operating profit was down $2.1 million from 2000 in the Hose Clamp businesses reflecting weak heavy truck production in the last half of fiscal 2001. Operating profit in the Rings businesses was up in 2001 in the U.S., Germany, and Brazil but these improvements were more than offset by additional losses in the U.K. resulting from the consolidation of the Ellison and Anderton plants and associated production and delivery problems. The Company reported additional consolidation-related costs in 2001 of $2.1 million. Operating profit at the Engineered Components businesses was up $2.4 million primarily due to the inclusion of Tinnerman's results for the full year in 2001. Operating profit at TCR was down by 34% from 2000 resulting from weak sales and lower gross margin percentages due to product pricing pressures and production problems. In 2001, $1.3 million was received in an arbitration award at ARM from its largest customer due to a breach of contract to purchase a minimum amount of ARM's products. This amount was included in operating profit in 2001.

Gross margin earned at the Engineered Rings businesses in 2001 was $5.2 million below that of 2000 primarily due to additional production costs associated with the U.K. plant consolidation. Gross margin in 2001 at the hose clamp businesses was $2.7 million below 2000 due to lower sales levels and lower gross margin percentages attributable to the slow-down in the heavy truck industry. Gross margin earned at the Engineered Component businesses in 2001 was $5.1 million above 2000 due to a full 12 months reported in 2001 versus 7 months in 2000.

New orders during 2001 were $253.5 million versus $243.4 million in 2000. This increase reflects the inclusion of Tinnerman for the full year in 2001. New orders were up 46% in 2001 over 2000 at ARM reflecting stabilization in that business, down 3.1% at the hose clamps businesses, up 1.6% at the Engineered Rings businesses, and down 22.1% at TCR. The backlog at March 31, 2001 was $59.2 million versus $65.4 million at March 31, 2000. Backlog declined over this period in the Engineered Components businesses due to weakened automotive production in the last quarter of 2001. In the Rings businesses, backlog declined as past due unfilled orders related to U.K. production problems became less significant.

SPECIALTY FASTENER PRODUCTS SEGMENT 2000 COMPARED WITH 1999

Sales for the Specialty Fastener Products segment were $238.4 million in 2000, an increase of $60.6 million, or 34%, from 1999. The increase in sales was primarily due to the acquisition of Ellison on July 19, 1999 and Tinnerman on August 31, 1999. Increases in domestic hose clamps and assembly fasteners and cold-headed parts sales were offset by decreases in European hose clamps and both domestic and international retaining rings. Sales at ARM continued to decline due to a loss of a substantial portion of business from its largest customer and the down cycle of the airframe industry. The Company filed an arbitration demand against this customer and the former owner seeking damages for fraud and breach of contract, punitive damages and rescission, which was settled in 2001.

Operating profit for the Specialty Fastener Products segment was $24.6 million in 2000, a decrease of $1.7 million, or 6%, compared to 1999. Excluding $5.5 million of expenses relating to the consolidation of two retaining ring factories in England as part of the Ellison acquisition program, operating profit increased 15%. This increase was primarily driven by the Tinnerman acquisition. Operating profits at the European operation were lower due to reduced market and economic factors, as well as currency factors, especially the exchange rates between the Pound sterling and the Euro. Domestic retaining ring operating profit was lower due to lower sales volume. Operating profit in assembly fasteners increased in 2000 mainly due to increased sales volume, primarily in the U.S. automotive market.

New orders during 2000 for the Specialty Fastener Products segment were $243.4 million, an increase of $71.9 million, or 42%, mainly due to the Tinnerman and Ellison acquisitions which were not owned in 1999. Backlog of unfilled orders as of March 31, 2000 increased to $65.4 million, compared to $45.9 million at March 31, 1999, mainly due to these acquisitions.

AEROSPACE PRODUCTS SEGMENT 2001 COMPARED WITH 2000

Sales in 2001 were $70.5 million versus $60.8 million in 2000. Sales at Breeze-Eastern were $7.0 million above 2000 primarily due to strong product demand across all product lines and to a lesser degree because of improved product pricing. Sales at Norco were $2.7 million above 2000, attributable to strong demand in the commercial aviation OEM and spare parts business as well as new product introductions.

Gross margin earned at Breeze-Eastern increased by $3.4 million in 2001 over 2000 which was the result of greater sales levels over the period as well as a higher gross margin rate. Norco's gross margin increased by $0.8 million primarily due to higher sales levels.

Operating income was $18.2 million in 2001 compared to $15.4 million in 2000. The majority of the operating income increase over 2000 occurred at Breeze-Eastern.

New orders during 2001 were $66.5 million versus $61.8 million in 2000. In 2001, order intake was up $0.7 million at Breeze Eastern and $4.0 million at Norco compared to 2000. This reflects strong unit demand for these products. Backlog was $40.2 million at March 31, 2001 versus $44.2 million at March 31, 2000. The decline from the past year occurred primarily at Breeze-Eastern and is the result of the timing of large orders received.

AEROSPACE PRODUCTS SEGMENT 2000 COMPARED WITH 1999

Sales for the Aerospace Products segment were $60.8 million in 2000, an increase of $10.7 million, or 21%, from 1999. Approximately 9% of the increase came from increased rescue hoist and engineering development programs and 12% due to the inclusion of twelve months of sales from Norco this year compared to eight months in 1999.

Operating profit for the Aerospace Products segment was $15.4 million, an increase of $3.3 million, or 27%. This increase was due to the inclusion of Norco for the full year in 2000, as well as increased sales of rescue hoists.

New orders during 2000 for the Aerospace Products segment were $61.8 million, an increase of $12.4 million, or 25%, mainly due to the Norco acquisition. Increased orders also included increased engineering program orders and increased orders for spare parts. Backlog of unfilled orders as of March 31, 2000 was $44.2 million, compared to $43.8 million at March 31, 1999.

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

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company has appointed a team to implement SFAS No.133 and the Company has adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The impact on the Company of SFAS Nos. 133 and 138, adopted as of April 1, 2001, would result in a charge to other comprehensive income of $3.2 million and an offsetting liability of $3.2 million at that date.

Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999. SAB No. 101b, "Second Amendment:
Revenue Recognition in Financial Statements", defers implementation of SAB No. 101 until no later than the fourth quarter of fiscal 2001. These SAB's were implemented effective January 1, 2001, and did not have a material impact on the Company's revenue recognition policies.

ACQUISITIONS

On August 31, 1999, the Company acquired all of the assets and assumed certain liabilities, consisting primarily of trade debts and accrued expenses, of the Engineered Fasteners Division of Eaton Corporation and its Tinnerman product line (collectively referred to as "Tinnerman") for a total purchase price of $173.3 million in cash. Tinnerman had 650 employees and manufactures a wide variety of fastening devices for the automotive, business equipment, consumer electronics and home appliance markets. Tinnerman has manufacturing facilities in Brunswick and Massillon, Ohio and Hamilton, Ontario, Canada.

On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings PLC, a privately held company, and its German affiliate Ellison, Roettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle and industrial markets.

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

ASSETS HELD FOR SALE

Included in Other Assets at March 31, 2001 and 2000, were assets held for sale related to businesses previously reported as discontinued operations of $2.9 million and $5.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's credit facilities are considered short term and reflect the terms of the forbearance agreement with its lenders (the "Lenders"). The Company plans to reduce debt as previously announced by selling several of its fastener business units, and has taken action and initiated discussions with interested parties. The terms of sale of each business unit are subject to the approval of the Lenders. The Company's debt-to capitalization ratio was 84%, 68%, and 45% as of March 31, 2001, 2000 and 1999, respectively. The higher debt-to-capitalization ratio for 2001 reflects reduced equity due to impairment charges of $78 million recorded in connection with the Company's restructuring and divestiture plan to reduce debt. Higher debt ratios for 2000 reflect the additional bank borrowings necessary for the Tinnerman and Ellison acquisitions in that year.

The current ratio as of March 31, 2001 was 0.41, compared to 1.01 and 3.39 at March 31, 2000 and 1999, respectively. Working capital was ($190.8) million at March 31, 2001, down $192.6 million from 2000 and down $261.9 million from 1999. The reduction in working capital in 2001 was due to the reclassification of long term bank debt to short term debt reflecting the terms of the current forbearance agreement, which has expiration dates less than one year. Total debt as of March 31, 2001 was $272.5 million or $4.9 million less than the March 31, 2000 amount.

Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the credit facility (the "Credit Facility"), as amended. Pursuant to discussions with the Lenders, the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement, the payment of certain other fees by the Company and imposition of certain conditions on the Company, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Agreement. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, an extension was agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements were achieved, in which case the forbearance termination date may be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million be repaid prior to June 27, 2001, which was deemed satisfied, with the consent of the Lenders, by the sale of the Company's Breeze Industrial and Pebra divisions in July 2001, and the remainder to be repaid prior to the September 27, 2001 termination date. Funds for such debt repayments are expected to be realized from the sale of business assets with the prior consent of the lending group. The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and the adherence to borrowing limits as adjusted based on the scheduled debt reduction. Other terms of the forbearance agreement include the payment of certain fees, reporting and consulting requirements. The Company has taken action to reduce its debt by preparing to sell certain of its businesses in order to either comply with the requirements of the existing Credit Facility as amended or to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

The Company has unused borrowing capacity for both domestic and international operations of $6.2 million as of March 31, 2001, including letters of credit of $5.0 million. The Revolver and Term Loan are secured by substantially all of the Company's assets. As of March 31, 2001, the Company had total borrowings of $271.2 million which have a current weighted-average interest rate of 11.5%.

Borrowings under the Revolver as of March 31, 2001, were $156.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of March 31, 2001, $192.1 million of the Company's outstanding borrowings utilized LIBOR, of which $165.7 million were payable in U.S. Dollars and $7.3 million and $19.1 million were payable in Deutsche marks and Pounds sterling, respectively. The terms of the forbearance agreement provide that the Company's option to borrow at LIBOR is conditional upon the achievement of the debt reduction targets of $50 million by June 27, 2001, and the remainder by September 27, 2001. LIBOR borrowings, expiring prior to these dates, may not be renewed unless such debt reduction has occurred. Effective June 7, 2001, LIBOR borrowings consequently were converted to base rate borrowings at prime rate of 7% plus a margin of 2.5% to equal a borrowing rate of 9.5%.

Borrowings under the Term Loan as of March 31, 2001, were $38.8 million. As discussed above, the Term Debt, as well as all other debt under the Credit Facility, has been classified as currently payable to reflect the forbearance agreement in place.

The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided sufficiently for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the Credit Facility, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The Credit Facility restricts annual capital expenditures to $12.0 million through 2001, $13.0 million in 2002, and $15.0 million thereafter, and contains other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. As noted above, the Company is currently operating under a forbearance arrangement and is in the process of reducing its debt through the sale of certain of its businesses in order to either comply with the requirements of the existing agreement or to be in an improved financial position to negotiate further amendments or borrowing alternatives.

On August 30, 2000, the Company completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million Bridge Loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9% declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's Credit Facility.

The Warrants entitle the Purchasers to acquire in the aggregate 427,602 shares, or 6.5%, of the common stock of the Company at an exercise price of $9.93 a share, which represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement, and which may be subject to a price adjustment on the first anniversary of the issuance of the Warrants. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital. In connection with the transaction, the Company and certain of its subsidiaries signed a Consent and Amendment Agreement with its senior debt lenders (the "Lenders") under the Company's $250 million Credit Facility existing at that time, in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

As of March 31, 2001, the Company had $1.3 million of other long-term debt consisting of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75% and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

The Company did not purchase any treasury stock in 2001 or 2000 in contrast to 1999 during which the Company purchased 249,000 shares for $4.9 million. Treasury stock purchases are made in the open market or in negotiated transactions when opportunities are deemed to arise. Purchases of treasury stock are limited by the terms of the Company's Credit Facility.

Management believes that the Company's plan to divest several of its business units in order to reduce debt, along with the anticipated cash flow from its retained business operations, will be sufficient to support working capital, capital expenditure, and debt service costs. The amount and timing of proceeds from such sales is subject to market and other conditions which the Company cannot control. Capital expenditures in 2001 were $5.7 million compared to $10.0 million in 2000 and $14.8 million in 1999, with capital expenditures for the Fastener Segment being much larger than those required by the Aerospace Products Segment. The Company expects capital expenditures in 2002 to be lower than the 2001 amount mainly due to the planned business unit dispositions.

INFLATION: While neither inflation nor deflation has had, and the Company does not expect it to have, a material impact upon operating results, there can be no assurance that its business will not be affected by inflation or deflation in the future.

CONTINGENCIES

ENVIRONMENTAL MATTERS: During the fourth quarter of fiscal 2000, the Company presented an environmental cleanup plan for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site is contemplated by October 1, 2002. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. The Company is also in the process of finalizing the documentation of an agreed settlement under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At March 31, 2000, the Company's cleanup reserve was $1.7 million based on the net present value of future expected cleanup costs. In fiscal 1999, the Company settled for a recovery of a portion of cleanup costs with its insurance carriers for approximately $5.1 million (net) which was included in Other income-net. The Company expects that remediation at the Pennsylvania site will not be completed for several years.

The Company also continues to participate in environmental assessments and remediation work at ten other locations, which include operating facilities, facilities for sale, and previously owned facilities. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $0.2 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities.

In addition, the Company has been named as a potentially responsible party in seven environmental proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million and has provided for these estimated costs in its accrual for environmental liabilities.

LITIGATION: The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS: Certain statements in this document constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Acts"). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

The forward-looking statements in this document are based on current beliefs, estimates and assumptions concerning the operations, future results, and prospects of the Company. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts.

Any number of factors could affect future operations and results, including, without limitation, the Company's ability to dispose of some or all of the business operations proposed for divestiture for the consideration currently estimated to be received by the Company or within the timeframe anticipated by the Company; the Company's ability to arrive at a mutually satisfactory amendment of its credit facilities with its lenders, if required; in the event of divestiture, the Company's ability to be profitable with a smaller and less diverse base of operations that will generate less revenue; the value of replacement operations, if any; general industry and economic conditions; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business and/or to provide adequate financing for parties interested in purchasing operations identified for divestiture; and those specific risks that are discussed in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates. The Company enters into off-balance-sheet forward foreign exchange instruments in order to hedge certain intercompany financing denominated in foreign currencies, accounts receivable denominated in foreign currencies, a percentage of projected sales denominated in foreign currencies, and projected foreign currency intercompany purchases. Gains and losses on forward foreign exchange instruments that hedge specific third party transactions are included in the cost of carrying value of the underlying transaction. Gains and losses on instruments that are hedges of projected third party transactions are included in current period income. The Company recognized $0.5 million of unrealized gains on forward exchange contracts in 2000 that were hedges of forecasted future transactions. In 2001, the Company reversed $0.5 million of these gains as the hedges matured, which reduced income in 2001.

At March 31, 2001, the Company had outstanding forward foreign exchange contracts to purchase and sell $10.8 million of various currencies (principally Deutsche marks and Pounds sterling). At March 31, 2001, if all forward contracts were closed out there would be no cash received or paid (the fair value of all outstanding contracts is $0.0 million). A 10% fluctuation in the exchange rates for the currencies hedged would have a $0.9 million effect on fair values of these instruments.

The table below summarizes, by currency, the contractual amounts of the Company's foreign exchange contracts at March 31, 2001 and 2000. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent to sell foreign currencies (in thousands):

                             2001                      2000
                      ---------------------------------------------
                        BUY         SELL         BUY          SELL
Currency
  Deutsche mark           --      $ 9,977           --      $10,589
  Pound sterling      $  779           --      $17,501        1,667
                      ---------------------------------------------
                      $  779      $ 9,977      $17,501      $12,256
                      ---------------------------------------------

The Company enters into interest rate swap agreements to manage a portion of its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At March 31, 2001 the Company had outstanding interest rate swap agreements to convert $125 million of floating rate debt to fixed rate debt. The fair value of these swaps was approximately ($3.2) million at March 31, 2001.


                               NOTIONAL
                                AMOUNT                      RECEIVE    PAY
                            (IN THOUSANDS)    MATURITIES    RATE(1)    RATE

March 31, 2001                 $25,000           5/02        4.88%     5.48%
                                25,000           5/02        4.88      5.48
                                37,500           3/03        4.88      6.58
                                37,500           3/03        4.88      6.58

(1)  Based on three-month LIBOR


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Page
                                                                             ----
Financial Statements:
         Independent Auditors' Report ...................................     20
         Statements of Consolidated Operations ..........................     21
         Consolidated Balance Sheets ....................................     22
         Statements of Consolidated Cash Flows ..........................     23
         Statements of Consolidated Shareholders' Equity ................     24
         Notes to Consolidated Financial Statements .....................     25


Financial Statement Schedules:

         Schedule II - Consolidated Valuation and Qualifying Accounts for years ended March 31, 2001, 2000 and 1999.

         Schedules referenced in Article 5 of Regulation S-X, other than that listed above, are not required and have been omitted.

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 2001 and 2000, and the related statements of consolidated operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Parsippany, New Jersey
July 13, 2001

                           TRANSTECHNOLOGY CORPORATION

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                        (In thousands, except share data)

                                                                                 Years ended March 31,
                                                                         2001             2000             1999
------------------------------------------------------------------------------------------------------------------
Net sales                                                            $   328,071      $   299,252      $   228,006
Cost of sales                                                            239,517          209,949          156,090
Plant consolidation charge                                                 2,113              991               --
------------------------------------------------------------------------------------------------------------------
           Gross profit                                                   86,441           88,312           71,916
General, administrative and selling expenses                              59,617           53,447           46,552
Interest expense                                                          34,420           19,945            6,938
Interest income                                                             (114)            (518)            (412)
Other income - net                                                        (1,747)            (624)          (6,362)
Allowance on notes receivable                                                 --               --              906
Provision for plant consolidation                                             --            4,554               --
Provision for impairment of business unit assets                          67,879               --               --
Provision for impairment of corporate assets                              10,208               --               --
------------------------------------------------------------------------------------------------------------------
(Loss) income before income taxes and extraordinary charge               (83,822)          11,508           24,294
(Benefit) provision for income taxes                                     (10,852)           4,373            9,704
------------------------------------------------------------------------------------------------------------------
(Loss) income before extraordinary charge                                (72,970)           7,135           14,590
Extraordinary charge for refinancing of debt (net of applicable
  tax benefits of $339 and $532 for 2000 and 1999, respectively)              --             (541)            (781)
------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                    $   (72,970)     $     6,594      $    13,809
------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
  Basic:
    (Loss) income before extraordinary charge                        $    (11.83)     $      1.16      $      2.33
    Extraordinary charge for refinancing of debt                              --            (0.09)           (0.12)
------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                          $    (11.83)     $      1.07      $      2.21
------------------------------------------------------------------------------------------------------------------
  Diluted:
    (Loss) income before extraordinary charge                        $    (11.83)     $      1.16      $      2.30
    Extraordinary charge for refinancing of debt                              --            (0.09)           (0.12)
------------------------------------------------------------------------------------------------------------------
Net (loss) income per share                                          $    (11.83)     $      1.07      $      2.18
------------------------------------------------------------------------------------------------------------------
Weighted - average basic shares outstanding                            6,167,000        6,139,000        6,249,000
Weighted - average diluted shares outstanding                          6,167,000        6,150,000        6,341,000


See notes to consolidated financial statements

                           TRANSTECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                                                       MARCH 31,
ASSETS                                                                                            2001           2000
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $   1,964      $   3,350
  Accounts receivable (net of allowance for doubtful accounts of
    $1,529 and $1,129 in 2001 and 2000, respectively)                                             58,581         61,819
  Inventories                                                                                     61,346         65,744
  Prepaid expenses and other current assets                                                        1,839          1,902
  Income tax receivable                                                                            5,600             40
  Deferred income taxes                                                                            1,512          1,872
-----------------------------------------------------------------------------------------------------------------------
          Total current assets                                                                   130,842        134,727
-----------------------------------------------------------------------------------------------------------------------
PROPERTY:
  Land                                                                                            13,210         14,320
  Buildings                                                                                       28,412         29,933
  Machinery and equipment                                                                         93,654         93,725
  Furniture and fixtures                                                                          10,963         11,587
  Leasehold improvements                                                                           3,587          3,503
-----------------------------------------------------------------------------------------------------------------------
          Total                                                                                  149,826        153,068
Less accumulated depreciation and amortization                                                    68,572         47,048
-----------------------------------------------------------------------------------------------------------------------
          Property - net                                                                          81,254        106,020
-----------------------------------------------------------------------------------------------------------------------
OTHER ASSETS:
  Notes receivable                                                                                    61          3,455
  Costs in excess of net assets of acquired businesses (net of accumulated
    amortization of $15,589 and $10,933 in 2001 and 2000, respectively)                          139,793        192,115
  Patents and trademarks (net of accumulated amortization of $2,310 and $1,334
    in 2001 and 2000, respectively)                                                               16,902         20,809
  Deferred income taxes                                                                           11,360          9,987
  Other                                                                                           13,037         15,642
-----------------------------------------------------------------------------------------------------------------------
          Total other assets                                                                     181,153        242,008
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                          $ 393,249      $ 482,755
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Callable long-term debt                                                                      $ 271,307      $      --
  Current portion of long-term debt                                                                   88         82,585
  Accounts payable - trade                                                                        20,067         25,550
  Accrued compensation                                                                            10,295         10,359
  Accrued income taxes                                                                             3,194          5,799
  Other current liabilities                                                                       16,734          8,672
-----------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                              321,685        132,965
-----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS                                                         1,055        194,759
-----------------------------------------------------------------------------------------------------------------------
DEFERRED INCOME TAXES                                                                              5,298         11,873
-----------------------------------------------------------------------------------------------------------------------
OTHER LONG-TERM LIABILITIES                                                                       13,336         14,275
-----------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
-----------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock - authorized, 300,000 shares; none issued
  Common stock - authorized, 14,700,000 shares of $.01 par value, issued,
   6,718,614 and 6,691,232 shares in 2001 and 2000, respectively                                      67             67
  Additional paid-in capital                                                                      78,091         77,587
  Notes receivable from officers                                                                    (191)            --
  (Accumulated deficit) retained earnings                                                        (10,446)        63,722
  Accumulated other comprehensive loss                                                            (6,323)        (3,157)
  Unearned compensation                                                                             (253)          (267)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                  60,945        137,952
  Less treasury stock, at cost - 546,428 and 546,394 shares in 2001 and 2000, respectively        (9,070)        (9,069)
-----------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                              51,875        128,883
-----------------------------------------------------------------------------------------------------------------------
TOTAL                                                                                          $ 393,249      $ 482,755
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (In thousands)

                                                                           YEARS ENDED MARCH 31,
                                                                      2001          2000         1999
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income                                                 $(72,970)    $   6,594     $ 13,809
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary charge for refinancing of debt                          --           541          781
    Gain on sale of marketable securities                                (13)           --       (1,082)
    Impairment of assets                                              66,052            --           --
    Depreciation and amortization                                     19,632        17,617       10,802
    Non-cash interest expense                                          1,484            --           --
    Write-down of assets - plant consolidation                            --         1,762           --
    Provision for losses on accounts and notes receivable, and
      cost investments                                                 7,479           199          803
    Loss (gain) on sale or disposal of fixed assets and
      discontinued businesses                                             64            10          (28)
    Changes in assets and liabilities - excluding the effects
      of acquisitions:
      Decrease (increase) in accounts receivable                       1,839        (9,923)       1,073
      Decrease in inventories                                          1,983         4,089        2,266
      (Increase) decrease in other assets                             (2,258)       (1,472)       1,888
      (Decrease) increase in accounts payable                         (2,094)        7,369       (2,604)
      Increase (decrease) in accrued compensation                        161         2,548       (3,603)
      (Decrease) increase in income taxes payable                     (8,165)        3,924          686
      Increase (decrease) in other liabilities                           681        (6,550)      (6,115)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             13,875        26,708       18,676
-------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Business acquisitions                                                   --      (187,086)     (43,901)
  Capital expenditures                                                (5,671)      (10,037)     (14,759)
  Proceeds from sale of fixed assets and discontinued businesses       1,231           534          502
  Proceeds from sale of marketable securities                             56             3        2,024
  Decrease in notes and other receivables                                233           782        3,128
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (4,151)     (195,804)     (53,006)
-------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Payments on long-term debt                                         (82,500)       (3,750)     (60,099)
  Proceeds from long-term borrowings and bridge loan                  75,000       125,000           --
  Issuance (repayment) of other debt, net                              4,074        55,993       99,246
  Debt issue costs                                                    (6,276)       (5,679)          --
  Exercise of stock options and other                                     --           310        1,157
  Treasury stock purchases                                                --            --       (4,926)
  Dividends paid                                                      (1,198)       (1,593)      (1,625)
-------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                  (10,900)      170,281       33,753
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                 (210)          (90)        (128)
(Decrease) increase in cash and cash equivalents                      (1,386)        1,095         (705)
Cash and cash equivalents at beginning of year                         3,350         2,255        2,960
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                            $  1,964     $   3,350     $  2,255
-------------------------------------------------------------------------------------------------------
Supplemental information:
  Interest payments                                                 $ 29,475     $  17,959     $  7,130
  Income tax payments                                                  2,658         2,218        5,177
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                   1,332            --           --
  Warrants issued                                                        214            --           --
-------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION

                 STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

           YEARS ENDED                                                                 ADDITIONAL
         MARCH 31, 2001,                   COMMON STOCK          TREASURY STOCK         PAID-IN
          2000 AND 1999                 SHARES      AMOUNT     SHARES       AMOUNT      CAPITAL
-------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1998                6,564,079    $   66    (292,054)    $(3,999)     $75,959
  Net income                                  --        --          --          --           --
  Other comprehensive income:
    Currency translation
      adjustment (net of taxes
      of $467)                                --        --          --          --           --
    Unrealized investment
      holding gains (net of taxes
      of $117)                                --        --          --          --           --
  Cash dividends ($.26 per share)             --        --          --          --           --
  Purchase of treasury stock                                  (248,700)     (4,926)          --
  Issuance of stock under
    stock option plan                     84,714         1          --          --        1,156
  Issuance of stock under
    bonus plan                             5,062        --      (5,459)       (139)         131
-------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 1999                6,653,855        67    (546,213)     (9,064)      77,246

  Net income                                  --        --          --          --           --
  Other comprehensive income:
    Currency translation
      adjustment (net of taxes
      of $80)                                 --        --          --          --           --
    Unrealized investment
      holding losses (net of taxes
      of $3)                                  --        --          --          --           --
  Cash dividends ($.26 per share)             --        --          --          --           --
  Issuance of stock under
    stock option plan                     29,200        --          --          --          189
  Issuance of stock under
    bonus plan                             8,177        --        (181)         (5)         152
-------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2000                6,691,232        67    (546,394)     (9,069)      77,587

  Net loss                                    --        --          --          --           --
  Other comprehensive loss:
    Minimum pension liability
      adjustment (net of taxes
      of $685)                                --        --          --          --           --
    Currency translation
      adjustment (net of taxes
      of $1,093)                              --        --          --          --           --
    Unrealized investment
       holding loss                           --        --          --          --           --
  Less:  reclassification adjust-
    ment for gains included in
    net loss                                  --        --          --          --           --
  Cash dividends                              --        --          --          --           --
  Issuance of warrants under
    mezzanine debt                            --        --          --          --          214
  Issuance of stock under
    stock option plan/other               15,000        --          --          --          171
  Issuance of stock under
    bonus plan                            12,382        --         (34)         (1)         119
-------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2001                6,718,614    $   67    (546,428)    $(9,070)     $78,091
=================================================================================================

                                        RETAINED         NOTES       ACCUMULATED
           YEARS ENDED                  EARNINGS      RECEIVABLE        OTHER                         TOTAL
         MARCH 31, 2001,              (ACCUMULATED       FROM       COMPREHENSIVE     UNEARNED     COMPREHENSIVE
          2000 AND 1999                 DEFICIT)       OFFICERS         LOSS        COMPENSATION   INCOME (LOSS)
------------------------------------------------------------------------------------------------   -------------
BALANCE, MARCH 31, 1998                 $ 46,537             --      $   (2,495)     $    (236)
  Net income                              13,809             --              --             --       $13,809.00
  Other comprehensive income:
    Currency translation
      adjustment (net of taxes
      of $467)                                --             --            (701)            --             (701)
    Unrealized investment
      holding gains (net of taxes
      of $117)                                --             --             175             --              175
  Cash dividends ($.26 per share)         (1,625)            --              --             --               --
  Purchase of treasury stock                  --             --              --             --               --
  Issuance of stock under
    stock option plan                         --             --              --             --               --
  Issuance of stock under
    bonus plan                                --             --              --             (3)              --
------------------------------------------------------------------------------------------------   -------------
BALANCE, MARCH 31, 1999                   58,721             --          (3,021)          (239)      $   13,283
                                                                                                   =============
  Net income                               6,594             --              --             --       $ 6,594.00
  Other comprehensive income:
    Currency translation
      adjustment (net of taxes
      of $80)                                 --             --            (131)            --             (131)
    Unrealized investment
      holding losses (net of taxes
      of $3)                                  --             --              (5)            --               (5)
  Cash dividends ($.26 per share)         (1,593)            --              --             --               --
  Issuance of stock under
    stock option plan                         --             --              --             --               --
  Issuance of stock under
    bonus plan                                --             --              --            (28)              --
------------------------------------------------------------------------------------------------   -------------
BALANCE, MARCH 31, 2000                   63,722             --          (3,157)          (267)      $    6,458
                                                                                                   =============
  Net loss                               (72,970)            --              --                      $ (72,970)
  Other comprehensive loss:
    Minimum pension liability
      adjustment (net of taxes
      of $685)                                --             --          (1,141)            --           (1,141)
    Currency translation
      adjustment (net of taxes
      of $1,093)                              --             --          (2,029)            --           (2,029)
    Unrealized investment
       holding loss                           --             --              (6)            --               (6)
  Less:  reclassification adjust-
    ment for gains included in
    net loss                                  --             --              10             --               10
  Cash dividends                          (1,198)            --              --             --               --
  Issuance of warrants under
    mezzanine debt                            --             --              --             --               --
  Issuance of stock under
    stock option plan/other                   --           (191)             --             --               --
  Issuance of stock under
    bonus plan                                --             --              --             14               --
------------------------------------------------------------------------------------------------   -------------
BALANCE, MARCH 31, 2001                 $(10,446)      $   (191)     $   (6,323)     $    (253)      $  (76,136)
================================================================================================   =============

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands except per share amounts)


NOTE 1   Summary of Accounting Principles

         BUSINESS - The fiscal year for TransTechnology Corporation (the "Company") ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

         The Company develops, manufactures and sells a wide range of products in two industry segments, Specialty Fastener Products and Aerospace Products. The Company has manufacturing facilities located in the United States, Canada, Germany, the United Kingdom and Brazil. The Specialty Fastener Products Segment produces highly engineered precision metal retaining rings, gear driven band fasteners, circlips, custom cold-formed parts, head light adjusters, rivets and other threaded and non-threaded assembly fasteners primarily for the automotive, heavy truck, industrial, aerospace and consumer/durables markets and accounted for approximately 79% of the Company's consolidated 2001 net sales. Through its Aerospace Products Segment, the Company develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches and hoists for aircraft and weapons systems and aircraft engine compartment hold open rods, actuators and other motion control devices. This segment accounted for approximately 21% of the Company's consolidated 2001 net sales.

         USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates used for asset impairment are based upon future cash flow projections or, in the case of assets to be sold, appraisals and fair market value estimates obtained from investment bankers.

         PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which, except one subsidiary in Spain, are wholly-owned. Intercompany balances and transactions are eliminated in consolidation. Investments in less than 20% owned companies are accounted for by the cost method.

         REVENUE RECOGNITION - Revenue is recognized at the later of 1) when products are shipped to customers, or 2) when title passes to customers.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity at date of acquisition of three months or less to be cash equivalents.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs.

         PROPERTY AND RELATED DEPRECIATION AND AMORTIZATION - Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to thirty years. Amortization of leasehold improvements is computed on a straight-line basis over the shorter of the estimated useful lives of the improvements or the terms of the leases. The Company reviews property and equipment and assets held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation expense for the years ended March 31, 2001, 2000 and 1999 was $11.1 million, $11.2 million and $8.6 million, respectively.

         COSTS IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES - The difference between the purchase price and the fair value of the net assets of acquired businesses is included in the accompanying Consolidated Balance Sheets under the caption "Costs in excess of net assets of acquired businesses" and is being amortized over 40 years. The Company periodically estimates the future undiscounted cash flows of the businesses to which goodwill relates to ensure that the carrying value of such goodwill has not been impaired.

         PATENTS AND TRADEMARKS - Patents are amortized on a straight-line basis over their remaining lives not to exceed 20 years. Trademarks are amortized on a straight-line basis over 40 years.

         EARNINGS PER SHARE ("EPS") - The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

         The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                                   2001         2000         1999
Basic earnings per common share:
  Weighted-average common shares outstanding    6,167,000    6,139,000    6,249,000
                                                -----------------------------------

Diluted earnings per common share:
  Weighted-average common share outstanding     6,167,000    6,139,000    6,249,000
  Stock options                                        --       11,000       92,000
                                                -----------------------------------

Denominator for diluted earnings per
  common share                                  6,167,000    6,150,000    6,341,000
                                                -----------------------------------


         Options to purchase 505,971 shares of common stock at prices between $8.84 and $27.88 were outstanding during 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Similarly, during 2000 options to purchase 288,759 shares of common stock at prices between $15.13 and $30.13 were outstanding but were not included in the computation of diluted EPS. During 1999, options to purchase 169,774 shares of common stock at prices between $22.94 and $27.88 were outstanding but were not included in the computation of diluted EPS.

         RESEARCH, DEVELOPMENT AND ENGINEERING COSTS - Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $2.4 million, $2.0 million and $2.4 million in 2001, 2000 and 1999, respectively. Included in these amounts were expenditures of $1.2 million, $1.3 million and $1.2 million in 2001, 2000 and 1999, respectively, which represent costs related to research and development activities.

         FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Company's international operations have been translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated as a separate component of accumulated other comprehensive loss. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year.

         INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

         INVESTMENTS - During 1999, the Company sold 465,000 shares of Mace Security International common stock, received in a prior transaction, for $2.0 million in cash and realized a pretax gain of $1.1 million.

         In 2001, the Company wrote off its investment in an investee in the amount of $3.2 million together with a note receivable in the amount of $3.7 million as a result of a foreclosure on the investee's outstanding loans by its senior lenders.

         FINANCIAL INSTRUMENTS - The Company does not hold or issue financial instruments for trading purposes. Amounts to be paid or received under interest rate swap agreements are recognized as increases or reductions in interest expense in the periods in which they accrue. The Company enters into off-balance-sheet forward foreign exchange instruments in order to hedge certain intercompany loans denominated in foreign currencies, accounts receivable denominated in foreign currencies, a percentage of projected sales denominated in foreign currencies, and projected foreign currency intercompany purchases. Gains and losses on the financing transactions are included in other income - net. Gains and losses on forward foreign exchange instruments that hedge specific third party transactions are included in the cost or carrying value of the underlying transaction. Gains and losses on instruments that are hedges of projected third party transactions are included in current period income.

         NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company has appointed a team to implement SFAS No.133 and the Company has adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The impact on the Company of SFAS Nos. 133 and 138, adopted as of April 1, 2001, would result in a charge to other comprehensive income of $3.2 million and an offsetting liability of $3.2 million at that date.

         Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999. SAB No. 101b, "Second
Amendment: Revenue Recognition in Financial Statements", defers implementation of SAB No. 101 until no later than the fourth quarter of fiscal 2001. These SAB's were implemented effective January 1, 2001, and did not have any material impact on the Company's revenue recognition policies.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company, in the event that circumstances arise that indicate that it's long-lived assets may be impaired, performs evaluations of asset impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The assets' carrying values are compared to the estimated future undiscounted cash flows of the assets, or expected sale proceeds for assets expected to be sold, to determine if a write-down is required. The Company reported an impairment of long-lived assets in 2001 as discussed below.

         SEGMENT INFORMATION - The Company has reported segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of financial data based on the "management approach" to business decision-making. The management approach is based on internal information used for making operating decisions and assessing the performance of the Company's reportable segments. SFAS No. 131 also requires disclosures regarding products and services. Segment information is reported separately in Note 14 to the consolidated financial statements.

         RECLASSIFICATIONS - Certain reclassifications have been made to prior years' financial statements to conform to the 2001 presentation.

NOTE 2      Management Initiatives and Restructuring

      On January 19, 2001, the Company announced its intention to restructure and divest its cold - headed products (TCR), aerospace rivet (Aerospace Rivet Manufacturers Corp), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil and TT Engineered Rings USA) and hose clamp operations (Breeze Industrial and Pebra). The Company stated that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. In association with the restructuring, the Company stated it would suspend the payment of its quarterly dividend and recognize a charge in the fourth fiscal quarter of 2001 related to anticipated losses on the sale of several of these businesses as well as the provision for severance and other costs associated with these divestitures. Proceeds from the sales of the businesses will be used to repay debt and to refocus the Company's efforts on the design, manufacture and marketing of specialized aerospace equipment.

      The Company entered into an amendment of its existing credit agreement under which the Company's senior lenders agreed to forbearance with respect to the Company's continuing violations of certain covenants in the senior agreement through September 27, 2001, subject to the Company meeting certain interim debt reduction and EBITDA targets. The Company's subordinated lenders also entered into a forbearance agreement with respect to the Company's expected violation of its net worth covenant as the result of write-offs to be incurred in the fourth fiscal quarter of 2001 as part of its restructuring plan.

      In connection with this restructuring in the fourth quarter of 2001, the Company recognized an impairment charge of $67.9 million relating to a writedown of assets to expected realizable values of the Aerospace Rivet Manufacturers, TCR and the Engineered Rings businesses. Net realizable value is fair value less cost to sell. The Company has ceased depreciating/amortizing these assets effective January 19, 2001. The resultant carrying value of these businesses to be sold at March 31, 2001 was $85.3 million, which is the Company's combined estimate of realizable value. This impairment charge is summarized as follows:

                                                               Impairment Charge

           Writedown of  Property, net                            $13,462
           Writedown of Goodwill                                   47,659
           Writedown of Patents and Trademarks                      2,631
           Establishment of liabilities for transaction costs       1,750
           Establishment of liabilities, other                      2,377
                                                                  -------
                                                                  $67,879
                                                                  =======

      The Company expects additional net non-cash write-offs of goodwill in fiscal 2002 resulting from the divestiture process, including a gain on the July 10, 2001 sale of its Breeze Industrial Products and Pebra hose clamp businesses and an anticipated non-cash loss resulting from the planned sale of the TransTechnology Engineered Components business.

      The results of operations in 2001 for businesses to be sold, before the impairment charge, were as follows:

            Sales                                              $152,098
            Operating Income                                      5,293

      In addition, the Company reported a provision for impairment of corporate assets in the fourth quarter of 2001. These assets, which are related to sold businesses, are summarized as follows:

Writedown of note receivable due from and
  equity investment of investee, net          $ 7,688
Writedown of real estate held for sale          2,300

Other                                             220
                                              -------

 Total impairment - corporate assets          $10,208
                                              =======

The reduced carrying value of these assets, after the impairment charge, was $1.7 million at March 31, 2001.


NOTE 3      Assets Held for Sale

      Included in Other Assets at both March 31, 2001 and 2000 were assets held for sale related to businesses previously reported as discontinued operations of $2.9 million and $5.2 million, respectively.


NOTE 4      Acquisitions

      On August 31, 1999, the Company acquired all of the assets and assumed certain liabilities, consisting primarily of trade debts and accrued expenses, of the Engineered Fasteners Division of Eaton Corporation and its Tinnerman product line (collectively referred to as "Tinnerman") for a total purchase price of $173.3 million in cash. Tinnerman had 650 employees and manufactures a wide variety of fastening devices for the automotive, business equipment, consumer electronics and home appliance markets. Tinnerman has manufacturing facilities in Brunswick and Massillon, Ohio and Hamilton, Ontario, Canada.

      On July 19, 1999, the Company acquired all the outstanding capital stock of Ellison Holdings PLC, a privately held company, and its German affiliate Ellison, Roettges & Co. GmbH (collectively referred to as "Ellison") for $13.8 million in cash, a $0.4 million note payable 24 months from the date of acquisition and other contingent consideration. Ellison, headquartered in Glusburn, West Yorkshire, England, manufactures retaining and snap rings as well as lockwashers for the automotive, heavy vehicle and industrial markets. As part of the acquisition plan, the Company closed its existing facility in Bingley, UK and consolidated that operation with the Ellison facility.

      On June 29, 1998, the Company acquired all of the outstanding stock of Aerospace Rivet Manufacturers Corporation ("ARM") for $26.2 million in cash. ARM, located in City of Industry, California, produces rivets and externally threaded fasteners for the aerospace industry. The Company recorded $21.7 million of goodwill associated with this acquisition. As discussed below, the Company announced the intention to sell ARM on January 19, 2001. A valuation allowance for the unamortized balance of goodwill was established in 2001.

      On July 28, 1998, the Company acquired all of the outstanding stock of Norco, Inc. ("Norco") for $17.7 million in cash, including direct acquisition costs, and other contingent consideration. Norco, located in Ridgefield, Connecticut, produces aircraft engine compartment hold open rods, actuators and other motion control devices for the aerospace industry. The Company recorded $7.1 million of goodwill associated with this acquisition which is being amortized over 40 years.

      The following table presents the allocation of purchase price of the 2000 acquisitions:

                                                        TINNERMAN        ELLISON

Purchase Price                                          $ 173,329       $ 14,172
Tangible Net Assets                                        37,637         12,865
Goodwill                                                  117,692            892
Patents                                                     4,850             --
Trademarks                                                 13,150             --


      The following table presents the allocation of purchase price of the 1999 acquisitions:

                                                            NORCO            ARM

Purchase Price                                           $ 17,705       $ 26,195
Tangible Net Assets                                        10,587          4,460
Goodwill                                                    7,118         21,735


      The following summarizes the Company's pro forma information as if the acquisitions of Tinnerman, Ellison, ARM and Norco had occurred at the beginning of the period presented. The pro forma results give effect to the amortization of goodwill and additional depreciation and the effects on interest expense and taxes.

                                        2000         1999

Net sales                             $338,747     $345,768
                                      --------     --------
Income from continuing operations     $  7,378     $ 13,064
                                      --------     --------
Net income                            $  6,837     $ 12,283
                                      --------     --------
Basic earnings per share              $   1.11     $   1.97
                                      --------     --------
Diluted earnings per share            $   1.11     $   1.94
                                      --------     --------


      The above pro forma information does not purport to be indicative of the financial results which actually would have occurred had the acquisitions been made at the beginning of the period presented or subsequent to that date.

NOTE 5      Inventories

Inventories at March 31, consisted of the following:

                                      2001        2000

Finished goods                       $21,114     $24,012
Work in process                       18,075      18,367
Purchased and manufactured parts      22,157      23,365
                                     -------     -------

Total                                $61,346     $65,744
                                     =======     =======


NOTE 6      Income Taxes

      The components of total income (loss) from operations (including continuing extraordinary items) before income taxes were:

               2001          2000          1999

Domestic     ($51,288)     $ 16,008      $ 23,689
Foreign       (32,534)       (5,378)         (708)
             --------      --------      --------
Total         (83,822)     $ 10,630      $ 22,981
             ========      ========      ========


      The provision (benefit) for income taxes is summarized below:

                                      2001          2000          1999
Currently payable (receivable):
  Federal                           ($ 5,600)     $  3,285      $  3,771
  Foreign                                105         1,318            --
  State                                  452           419           587
                                    --------      --------      --------
                                      (5,043)        5,022         4,358
                                    --------      --------      --------
Deferred                             (15,455)         (988)        4,814
Valuation allowance                    9,646            --            --
                                    --------      --------      --------
                                      (5,809)         (988)        4,814
                                    --------      --------      --------
Total                               ($10,852)     $  4,034      $  9,172
                                    ========      ========      ========

      The provision (benefit) for income taxes is allocated between continuing operations and extraordinary items as summarized below:

                    2001          2000          1999

Continuing        ($10,852)     $  4,373      $  9,704
Extraordinary           --          (339)         (532)
                                --------      --------
Total             ($10,852)     $  4,034      $  9,172
                  ========      ========      ========

      The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                                2001         2000         1999

Statutory federal rate                         (35.0%)       35.0%        35.0%
State income taxes after federal income
tax                                             (2.0)         5.2          4.9
Earnings of the foreign sales corporation         --         (9.1)        (3.4)
Amortization of purchase price of
businesses not deductible for tax purposes      14.0          5.2          2.3
Foreign rate differential                        4.7          3.2          1.0
Valuation allowance                             11.5           --           --
Investment write-offs                           (9.5)          --           --
AMT credit                                       (.5)          --           --
Other                                            3.9         (1.5)         0.2
                                              ------       ------       ------
Consolidated effective tax rate                (12.9%)       38.0%        40.0%
                                              ======       ======       ======


      The following is an analysis of accumulated deferred income taxes:

                                           2001          2000
Assets:
  Current:
    Bad debts                            $    408      $     --
    Employee benefit accruals                 884           829
    Inventory                                 680            56
    Net operating loss carry-forward          100           796
    Other                                    (560)          191
                                         --------      --------
        Total current                       1,512         1,872
                                         --------      --------
  Noncurrent:
    Employee benefit accruals                 754           666
    Environmental                             389           583
    Accrued liabilities                       984         2,046
    AMT credit                                453            --
    Net operating loss carry-forward       16,818         4,531
    Other                                   1,608         2,161
    Valuation allowance                    (9,646)           --
                                         --------      --------
        Total noncurrent                   11,360         9,987
                                         --------      --------
Total assets                             $ 12,872      $ 11,859
                                         ========      ========
Liabilities:
    Property                             $  5,298      $  9,858
    Other                                      --         2,015
                                         --------      --------
Total liabilities                        $  5,298      $ 11,873
                                         ========      ========

    The cumulative amount of undistributed earnings of international subsidiaries for which U.S. income taxes have not been provided was approximately $4.9 million at March 31, 2001. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

    The valuation allowance required under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," has been established for deferred income tax benefits related to certain foreign subsidiary loss carry-forwards that may not be realized.

    The Company has federal, state and foreign net operating loss carry-forwards of $12.0 million, $26.0 million and $32.0 million, respectively, which will be available to offset taxable income during the carry-forward period (through
2021). The tax benefits of these items are reflected in the above analysis of deferred tax assets and liabilities. If not used, some of these carry-forwards begin to expire in 2004.

    The Company also has an alternative minimum tax credit carry-forward of approximately $0.5 million which can be carried forward indefinitely.


NOTE 7      Long-term Debt Payable to Banks and Others

      Long-term debt payable to banks and others, including current maturities, at March 31 consisted of the following:

                                                   2001         2000

Credit agreement - 10.5%                         $  2,900     $     --
Credit agreement - 9.95%                          153,368           --
Credit agreement - 8.67%                               --      154,723
Term loan - 8.69%                                      --       46,250
Term loan - 9.06%                                  38,750           --
Bridge loan - 15.44%                                   --       75,000
Senior Subordinated Notes - 16%                    76,332           --
Other                                               1,289        1,371
                                                 --------     --------
                                                  272,639      277,344
Less current maturities and amounts callable
by lenders                                        271,395       82,585
Less unamortized discount                             189           --
                                                 --------     --------
Total long-term debt                             $  1,055     $194,759
                                                 ========     ========

      CREDIT FACILITIES - Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the credit facility (the "Credit Facility") as amended. Pursuant to discussions with the senior debt lenders (the "Lenders"), the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Agreement. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, an extension was agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements are achieved in which case the forbearance termination date may be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million was to be repaid prior to the June 27, 2001 date, which was deemed satisfied, with the consent of the Lenders, by the sale of the Company's Breeze Industrial and Pebra divisions in July 2001, and the remainder to be repaid prior to the September 27, 2001 termination date. Funds for such debt repayments are expected to be realized from the sale of business assets with the prior consent of the Lenders. The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and the adherence to borrowing limits as adjusted based on the scheduled debt reduction. Other terms of the forbearance agreement include certain fees, reporting and consulting requirements. The Company has taken action to reduce its debt by preparing to sell certain of its businesses in order to either comply with the requirements of the existing agreement as amended or to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

      The Company has unused borrowing capacity for both domestic and international operations of $6.2 million as of March 31, 2001, including letters of credit of $5.0 million. The Revolver and Term Loan are secured by the Company's assets. As of March 31, 2001, the Company had total borrowings of $271.2 million which have a current weighted-average interest rate of 11.5%.

      Borrowings under the Revolver as of March 31, 2001, were $156.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of March 31, 2001, $192.1 million of the Company's outstanding borrowings utilized LIBOR, of which $165.7 million were payable in U.S. Dollars and $7.3 million and $19.1 million were payable in Deutsche marks and Pounds sterling, respectively. The terms of the forbearance agreement provide that the Company's option to borrow at LIBOR is conditional upon the achievement of the debt reduction targets of $50 million by June 27, 2001, and the remainder by September 27, 2001. LIBOR borrowings, expiring prior to these dates, may not be renewed unless such debt reduction has occurred. Effective June 7, 2001, LIBOR borrowings consequently were converted to base rate borrowings at prime rate of 7% plus a margin of 2.5% to equal a borrowing rate of 9.5%.

      Borrowings under the Term Loan as of March 31, 2001, were $38.8 million. As discussed above, the Term Debt, as well as all other debt under the Credit Facility, has been classified as currently payable to reflect the forbearance agreement in place.

      The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided sufficiently for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Under the agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The Credit Facility restricts annual capital expenditures to $13.0 million in 2002 and $15.0 million thereafter, and contains other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels.

      SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million Bridge Loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9% declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior credit facility.

      The Warrants entitle the Purchasers to acquire in the aggregate 427,602 shares, or 6.5%, of the common stock of the Company at an exercise price of $9.93 a share, which represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement, and which may be subject to a price adjustment on the first anniversary of the issuance of the Warrants. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital. In connection with the transaction, the Company and certain of its subsidiaries signed a Consent and Amendment Agreement with the Lenders under the Company's $250 million Credit Facility existing at that time, in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

      OTHER - As of March 31, 2001, the Company had $1.3 million of other long-term debt consisting of collateralized borrowing arrangements with fixed interest rates of 3% and 3.75% and loans on life insurance policies owned by the Company with a fixed interest rate of 5%.

                   Debt maturities
                     2002                          $  88
                     2003                              91
                     2004                              94
                     2005                              79
                     2006                              45
                     Thereafter                       892
                                                   ------
                   Total                           $1,289
                                                   ------


NOTE 8      Stockholders' Equity and Employee/Director Stock Options

      The Company maintains the amended and restated 1992 long-term incentive plan (the "1992 Plan"), the 1998 non-employee directors stock option plan (the "1998 Plan") and the 1999 long-term incentive plan (the "1999 Plan").

      Under the terms of the 1992 Plan, 800,000 of the Company's common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through September 2002. Under the terms of the 1999 plan, 300,000 of the Company's common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. Under both plans, option exercise prices equal the fair market value of the common shares at their grant dates. For grants made prior to May 1999, options expire not later than five years after the date of the grant. Options granted beginning in May 1999 expire not later than 10 years after the date of the grant; options granted to officers and employees, awarded as part of a three-year bonus plan, expire not later than 5 years after the date of the grant. Options granted to directors and to officers and employees with the annual yearly cash bonus vest ratably over three years beginning one year after the date of the grant; options granted to officers and employees awarded as part of a three-year long term bonus plan vest at the end of the three-year plan period. Restricted stock is payable in equivalent number of common shares. The shares are distributable in a single installment and, with respect to officers and employees, restrictions lapse ratably over a three-year period from the date of the award, and with respect to directors, the restrictions lapse after one year.

      Under the terms of the 1998 Plan, non-employee directors are entitled to receive matching options for each share of the Company's common stock which they hold at the end of a 60-day period following initial election as a director, but not to exceed 25,000 shares with the strike price of the option being the fair market value of the shares at their grant dates, and thereafter, for each share of the Company's common stock that they purchase on the open market, with the strike price of the option being the purchase price of the share, up to a maximum of 5,000 options in any twelve month period or 15,000 options over a three-year period. Options granted under the 1998 Plan vest on the first anniversary of the grant, provided that, exclusive of the options granted to match shares held at the end of the 60-day period, the optionee may not acquire by exercise of the options more than 5,000 shares in any one year. Options expire not later than five years after the date of the grant.

      The Company continues to apply the accounting standards set forth in APB No. 25. However, disclosures are required of pro forma net income and earnings per share as if the Company had adopted the accounting provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Based on Black-Scholes values, pro forma net income for 2001, 2000 and 1999 would be ($73.3) million, $6.2 million and $13.4 million, respectively; pro forma earnings per common share for 2001, 2000 and 1999 would be ($11.89), $1.00 and $2.11, respectively.

      The following table summarizes stock option activity over the past three years under the plan:

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                            NUMBER       EXERCISE
                                                           OF SHARES        PRICE

Outstanding at March 31, 1998                                373,798       $15.63
  Granted                                                    181,156        26.92
  Exercised                                                 (84,714)        13.03
  Canceled or expired                                       (32,194)        23.81
                                                            --------
Outstanding at March 31, 1999                                438,046        17.66
  Granted                                                    155,715        18.90
  Exercised                                                 (29,200)        14.53
  Canceled or expired                                       (75,521)        15.47
                                                            --------
Outstanding at March 31, 2000                                489,040        19.56
  Granted                                                    151,737         9.74
  Exercised                                                 (15,000)        11.38
  Canceled or expired                                       (83,606)        20.19
                                                            --------
Outstanding at March 31, 2001                                542,171        18.25
                                                            --------

Options exercisable at March 31, 1999                        197,417        14.74
Options exercisable at March 31, 2000                        183,829        19.13
Options exercisable at March 31, 2001                        247,119        20.92


      In 2001, 2000 and 1999 the Company awarded restricted stock totaling 12,382 shares, 8,177 shares and 5,062 shares, respectively. The weighted-average fair value of this restricted stock was $9.63, $18.60 and $25.33 in 2001, 2000 and 1999, respectively. The expense recorded in 2001, 2000 and 1999 for restricted stock was $133,000, $124,000 and $107,000, respectively.

      The weighted-average Black-Scholes value per option granted in 2001, 2000 and 1999 was $3.00, $4.74 and $6.62, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for options granted in 2001, 2000 and 1999:

                                                   2001         2000        1999

Dividend yield                                     0.9%         1.3%        1.4%
Volatility                                        38.4%        25.0%       24.0%
Risk-free interest rate                            6.3%         5.5%        5.5%
Expected term of options (in years)                4.0          4.0         4.0

      For options outstanding and exercisable at March 31, 2001, the exercise price ranges and average remaining lives were:

                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
               -------------------------------------    ---------------------------
                 NUMBER        WEIGHTED     WEIGHTED        NUMBER         WEIGHTED
 RANGE OF      OUTSTANDING     AVERAGE       AVERAGE     EXERCISABLE        AVERAGE
 EXERCISE          AT         REMAINING     EXERCISE          AT           EXERCISE
  PRICES      MARCH 31, 2001     LIFE         PRICE     MARCH 31, 2001       PRICE
  $3-10          119,960          4          $ 7.87             --              --
  10-15            9,905          4           11.87             --              --
  15-21          274,015          2           18.57        175,632          $18.47
  21-28          138,291          2           27.07         71,487           26.91
                 -------                     ------        -------          ------
                 542,171          2          $18.25        247,119          $20.92
                 -------                     ------        -------          ------


      NOTES RECEIVABLE FROM OFFICERS - Notes receivable from officers result from the exercise of stock options in exchange for notes. The notes are full recourse promissory notes bearing interest at 5% and are collateralized by the stock issued upon exercise of the stock options. Principal and interest are due in May 2002.


NOTE 9      Employee Benefit Plans

      The Company has three defined contribution plans covering substantially all domestic employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to these plans were $2.8 million, $3.0 million and $2.5 million in 2001, 2000 and 1999, respectively.

      The Company provides postretirement benefits to union employees at two of the Company's divisions. The Company funds these benefits on a pay-as-you-go basis.

      In addition, the Company maintains three defined benefit retirement plans for certain employees. Funding policies are based upon local statutes. Each of the three defined benefit retirement plans at March 31, 2001, had benefit obligations in excess of plan assets as shown below. At March 31, 2000, one defined benefit retirement plan had a benefit obligation of $5.2 million and no plan assets. The other two defined benefit plans had a combined benefit obligation of $16.9 million and plan assets of $19.8 million.

                                 PENSION BENEFITS          POSTRETIREMENT BENEFITS
                             ---------------------------------------------------------
                               YEAR ENDED MARCH 31,         YEAR ENDED MARCH 31,
                             ---------------------------------------------------------
                              2001      2000      1999       2001     2000     1999
COMPONENTS OF NET
  PERIODIC BENEFIT COST:
Service cost                 $ 462     $ 444      $402        $45      $15       $2
Interest cost                1,577     1,211       835        176      119       69
Expected return on
  plan assets                (108)    (1,611)    (573)         --       --       --
Amortization of
  net (gain) loss           (1,359)      505        43         19       28       --
Amortization of prior
  service cost                  38        --        --         --       --       --
                             -----     -----      ----       ----     ----      ---
Net periodic
  benefit cost               $ 610     $ 549      $707       $240     $162      $71
                             -----     -----      ----       ----     ----      ---

WEIGHTED-AVERAGE
  ASSUMPTIONS AS OF
  MARCH 31:
Discount rate                6.58%     6.67%     6.00%      7.13%    7.88%    7.00%
Expected return on
  plan assets                7.87%     7.59%     7.00%         --       --       --
Rate of compensation
  increase                   2.68%     3.13%     3.25%         --       --       --

                                                           POSTRETIREMENT
                              PENSION BENEFITS                BENEFITS
                             -------------------         --------------------
                             YEAR ENDED MARCH 31,        YEAR ENDED MARCH 31,
                             -------------------         --------------------
                             2001          2000          2001          2000
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
  beginning of year        $ 22,098      $ 13,702      $  2,365      $  1,024
Service cost                    462           444            45            15
Interest cost                 1,577         1,211           175           119
Plan participants'
  contributions                 114           131            --            --
Effect of acquisitions           --         9,108            --         1,122
Amendments                      825            --            --            --
Actuarial gain (loss)         1,271          (341)           88           223
Benefits paid                (2,082)       (1,402)         (152)         (138)
Effect of foreign
  exchange                   (1,284)         (755)           --            --
                           --------      --------      --------      --------
Benefit obligation at
  end of year              $ 22,981      $ 22,098      $  2,521      $  2,365
                           ========      ========      ========      ========

                                                            POSTRETIREMENT
                               PENSION BENEFITS                 BENEFITS
                              -------------------         --------------------
                              YEAR ENDED MARCH 31,        YEAR ENDED MARCH 31,
                              -------------------         --------------------
                               2001          2000          2001          2000
CHANGE IN PLAN ASSETS:
Fair value of plan
  assets at beginning of
  year                       $ 19,752      $  7,565      $     --      $     --
Effect of acquisitions             --        11,725            --            --
Actual return on
  plan assets                  (1,298)        1,069            --            --
Employer contribution             275           352           152           138
Plan participants'
  contributions                   114           131            --            --
Benefits paid                  (1,705)         (978)         (152)         (138)
Effect of foreign
  exchange                       (915)         (112)           --            --
                             --------      --------      --------      --------
Fair value of plan
  assets at end of year      $ 16,223      $ 19,752      $     --      $     --
                             ========      ========      ========      ========

                             PENSION BENEFITS       POSTRETIREMENT BENEFITS
                            --------------------    -----------------------
                            YEAR ENDED MARCH 31,      YEAR ENDED MARCH 31,
                            --------------------    -----------------------
                             2001         2000         2001         2000
RECONCILIATION OF
  FUNDED STATUS:
Funded status              $(6,758)     $(2,346)     $(2,521)     $(2,365)
Unrecognized actuarial
  loss (gain)                1,868       (2,440)         326          258
Unrecognized prior
  service cost               1,037          516           --           --
                           -------      -------      -------      -------
Accrued liability          $(3,853)     $(4,270)     $(2,195)     $(2,107)
                           =======      =======      =======      =======

      For measurement purposes, a 7.53% and 9.57% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001 and 2000, respectively. The rate was assumed to decrease gradually to 4.61% by 2009 and remain at that level thereafter. Under the Plan, the actuarially determined effect of a one-percentage point change in the assumed health case cost trend would have the following effects.

                                                           ONE             ONE
                                                        PERCENTAGE      PERCENTAGE
                                                           POINT           POINT
                                                         INCREASE        DECREASE
Effect on total of service and interest cost
components                                                 $ 31           $ (25)

Effect on accumulated postretirement benefit
obligation                                                  241             (252)


NOTE 10     Financial Instruments

      INTEREST RATE SWAP AGREEMENTS - The Company periodically enters into interest rate swap agreements to effectively convert all or a portion of its floating-rate debt to fixed-rate debt in order to reduce the Company's risk to movements in interest rates. Such agreements involve the exchange of fixed and floating interest rate payments over the life of the agreement without the exchange of the underlying principal amounts. Accordingly, the impact of fluctuations in interest rates on these interest rate swap agreements is fully offset by the opposite impact on the related debt. Swap agreements are only entered into with strong creditworthy counterparties. The swap agreements in effect were as follows:

                              NOTIONAL
                               AMOUNT                         RECEIVE       PAY
                           (IN THOUSANDS)     MATURITIES      RATE(1)       RATE

March 31, 2001                 $25,000           5/02           4.88%       5.48%
                                25,000           5/02           4.88        5.48
                                37,500           3/03           4.88        6.58
                                37,500           3/03           4.88        6.58

(1)  Based on three-month LIBOR

      FOREIGN CURRENCY EXCHANGE AGREEMENTS - The Company enters into forward foreign currency agreements to hedge foreign currency financing transactions. Realized and unrealized gains and losses arising from forward currency contracts are recognized as adjustments to the gains and losses resulting from the underlying hedged transactions.

      The Company enters into off-balance-sheet forward foreign exchange instruments in order to hedge certain intercompany financing denominated in foreign currencies, accounts receivable denominated in foreign currencies, a percentage of projected sales denominated in foreign currencies, and projected foreign currency intercompany purchases. The Company only hedges projected transactions that are expected to materialize within 12 months. Gains and losses on forward foreign exchange instruments that hedge specific identifiable third party transactions are deferred and ultimately included in the cost of the underlying transaction. Gains and losses on instruments that are hedges of projected third party transactions are not deferred and are included in current period income as "other income-net". The Company recognized $0.5 million of unrealized losses on forward exchange contracts in 2001 related to hedges of projected third party transactions. Deferred hedge gains or losses at March 31, 2001 were negligible.

      The table below summarizes, by currency, the contractual amounts of the Company's foreign exchange contracts at March 31, 2001 and 2000. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent to sell foreign currencies (in thousands):

                                        2001                        2000
                                  ------------------------------------------------
                                   BUY           SELL        BUY            SELL
Currency
  Deutsche mark                     --         $9,977           --         $10,589
  Pound sterling                  $779             --      $17,501           1,667
                                  ------------------------------------------------
                                  $779         $9,977      $17,501         $12,256
                                  ------------------------------------------------


      FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, "Disclosure about Fair Value of Financial Instruments" and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," are part of a continuing process by the Financial Accounting Standards Board to improve information regarding financial instruments. The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

      CASH AND CASH EQUIVALENTS - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

      DEBT - The carrying amounts of the Company's debt approximates its fair value.

      CONCENTRATION OF CREDIT RISK - The Company is subject to a concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company's consolidated financial statements and are within management's expectations and industry averages. As of March 31, 2001, the Company had no other significant concentrations of credit risk.

      INTEREST RATE SWAPS AND FORWARD FOREIGN EXCHANGE AGREEMENTS - The fair values of the Company's interest rate swaps and forward foreign exchange agreements are the estimated amounts the Company would pay or receive to terminate the agreements at March 31, 2001 and 2000 based upon quoted market prices as provided by financial institutions which are counterparties to the agreements and were as follows (in thousands):

                                                            2001            2000
                                                           (PAY)           RECEIVE
Interest rate swap agreements                             $(3,207)         $2,405

Forward foreign exchange agreements                            (9)          1,537


NOTE 11     Extraordinary Item

      In 2000, the Company refinanced its credit facilities. Due to the termination of the prior credit agreement, the Company recognized an extraordinary charge of $0.5 million, net of tax, to write-off the unamortized portion of loan origination fees associated with the prior agreement.

      In fiscal 1999, the Company recognized an extraordinary charge of $0.8 million, net of tax, to write-off the remaining deferred loan fees associated with the early extinguishment of the Company's indebtedness pursuant to its revised and amended revolving credit facility.


NOTE 12     Commitments

      Rent expense under operating leases for the years ended March 31, 2001, 2000, and 1999 was $3.0 million, $2.7 million and $3.2 million, respectively.

      The Company and its subsidiaries have minimum rental commitments under noncancelable operating leases, primarily leased buildings, as follows (in thousands):

       2002                                                           $3,041
       2003                                                            2,184
       2004                                                            1,002
       2005                                                              593
       2006                                                              496
       Beyond 2006                                                     1,876
                                                                       -----
       Total                                                           9,192
                                                                       =====

NOTE 13     Contingencies

      ENVIRONMENTAL MATTERS. During the fourth quarter of fiscal 2000, the Company presented an environmental cleanup plan for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site is contemplated by October 1, 2002. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. The Company is also in the process of finalizing the documentation of an agreed settlement under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At March 31, 2000, the Company's cleanup reserve was $1.7 million based on the net present value of future expected cleanup costs. In fiscal 1999, the Company settled for a recovery of a portion of cleanup costs with its insurance carriers for approximately $5.1 million (net) which is included in Other income-net. The Company expects that remediation at the Pennsylvania site will not be completed for several years.

The Company also continues to participate in environmental assessments and remediation work at ten other locations, which include operating facilities, facilities for sale, and previously owned facilities. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $0.2 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities.

In addition, the Company has been named as a potentially responsible party in seven environmental proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million and has provided for these estimated costs in its accrual for environmental liabilities.

      LITIGATION. The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.


NOTE 14     Segment and Geographic Information

      The Company has two business segments. Each segment has separate management teams that report operating results regularly which are reviewed by the chief executive officer of the Company. Certain businesses have been aggregated into the same reportable segment because they have similar products and services, production processes, types of customers and distribution methods and their long-term financial performance is affected by similar economic conditions.

      The Company develops, manufactures and sells a wide range of products in two industry segments, Specialty Fastener Products and Aerospace Products. The Company has manufacturing facilities located in the United States, Canada, Germany, the United Kingdom and Brazil. The Specialty Fastener Products Segment produces highly engineered precision metal retaining rings, gear driven band fasteners, circlips, custom cold-formed parts, head light adjusters, rivets and other threaded and non-threaded assembly fasteners primarily for the automotive, heavy truck, industrial, aerospace and consumer/durables markets and accounted for approximately 79% of the Company's consolidated 2001 net sales. Through its Aerospace Products Segment, the Company develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches and hoists for aircraft and weapons systems and aircraft engine compartment hold open rods, actuators and other motion control devices. This segment accounted for approximately 21% of the Company's consolidated 2001 net sales.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating profit of the respective segments. Operating profit is net sales less operating expenses. General corporate expenses, interest and income taxes have not been deducted in determining operating profit. Assets, depreciation and amortization and capital expenditures are those identifiable to a particular segment by their use. Approximately 9%, 8% and 10% of sales from continuing operations in 2001, 2000 and 1999, respectively, were derived from sales to the United States Government and its prime contractors which are attributable primarily to Aerospace Products. No single customer accounted for 10% or more of the Company's net sales in 2001 or 2000.

      Long-lived assets, other than goodwill, trademarks, patents and deferred taxes in the U.S. and foreign countries, are as follows:

                           March 31, 2001          March 31, 2000
                           --------------          --------------

United States                 $ 69,586                $ 81,649

Outside the United States       24,766                  43,468
                              --------                --------

                              $ 94,352                $125,117
                              ========                ========

                                                          OPERATING                        DEPRECIATION/
                              FISCAL         NET          PROFIT(1)          CAPITAL       AMORTIZATION    IDENTIFIABLE
(IN THOUSANDS)                 YEAR         SALES           (LOSS)         EXPENDITURES       EXPENSE         ASSETS
-----------------------------------------------------------------------------------------------------------------------
Specialty Fastener               2001       $257,589     $(45,444)(2)       $  5,373          $15,004        $298,427
  Products                       2000        238,416       24,615(3)           9,589           14,310         406,476
                                 1999        177,837       26,284             13,652            8,812         205,206
-----------------------------------------------------------------------------------------------------------------------
Aerospace Products               2001         70,482       18,211                227            1,156          51,523
                                 2000         60,836       15,377                435            1,062          49,163
                                 1999         50,169       12,080                728              991          51,883
-----------------------------------------------------------------------------------------------------------------------
Total segments                   2001        328,071      (27,233)             5,600           16,160         349,950
                                 2000        299,252       39,992             10,024           15,372         455,639
                                 1999        228,006       38,364             14,380            9,803         257,089
-----------------------------------------------------------------------------------------------------------------------
Corporate                        2001             --      (22,479)                71            3,472          43,299
                                 2000             --       (9,131)                13            2,245          27,116
                                 1999             --      (13,243)(4)            379              999          22,631
-----------------------------------------------------------------------------------------------------------------------
Corporate interest               2001             --          310                 --               --              --
  and other income-net           2000             --          592                 --               --              --
                                 1999             --        6,111(5)              --               --              --
-----------------------------------------------------------------------------------------------------------------------
Interest expense                 2001             --      (34,420)                --               --              --
                                 2000             --      (19,945)                --               --              --
                                 1999             --       (6,938)                --               --              --
-----------------------------------------------------------------------------------------------------------------------
Consolidated                     2001        328,071      (83,822)             5,671           19,632         393,249
                                 2000        299,252       11,508             10,037           17,617         482,755
                                 1999        228,006       24,294             14,759           10,802         279,720
-----------------------------------------------------------------------------------------------------------------------

(1) Operating profit represents net sales less operating expenses which include all costs and expenses related to the Company's operations in each segment. General corporate expenses and other income earned at the corporate level are included in the corporate section. Interest expense is separately reported. The amount of the "Consolidated" line represents "Income from continuing operations before income taxes."

(2) Specialty fastener operating loss for 2001 includes an impairment charge or $67.9 million related to the expected sale of Aerospace Rivet Manufacturers Corp., TCR and the rings businesses.

(3) Specialty fastener operating income for 2000 includes charges of $5.5 million relating to the consolidation of two manufacturing facilities in England.

(4) Corporate expense for 1999 includes a $0.9 million pretax charge to the allowance for notes receivable, and a $1.5 million pretax incentive compensation award.

(5) Corporate interest and other income for 1999 includes a pretax net gain of $5.1 million for settlement of litigation claims against its insurance carriers for environmental matters and a $1.1 million gain on sale of marketable securities.

      Export sales are defined as sales to customers in foreign countries by the Company's U.S. based operations. Export sales amounted to the following:


LOCATION                                2001        2000        1999
Europe                                $23,097     $18,144     $15,680
Canada                                  8,377      10,788       9,170
Pacific and Far East                    5,573       7,083       3,344
Mexico, Central and South America       3,559       4,348       2,267
Middle East                               287       1,336         415
Other                                     304       1,627         275
                                      -------     -------     -------
Total                                 $41,197     $43,326     $31,151
                                      =======     =======     =======

      Net sales below show the geographic location of customers:

LOCATION             2001         2000         1999
United States      $214,259     $191,206     $137,836
Germany              38,804       34,957       28,032
Other non-U.S        75,008       73,089       62,138
                   --------     --------     --------
Total              $328,071     $299,252     $228,006
                   ========     ========     ========

      Results set forth below for international operations represent sales and operating income of domestic and foreign based subsidiaries based on the location the product was shipped from:

                                             2001           2000           1999

Net sales:

  Domestic operations                     $ 228,689      $ 233,038      $ 171,302
  International operations (1)               99,382         66,214         56,704
                                          ---------      ---------      ---------
              Net sales                   $ 328,071      $ 299,252      $ 228,006
                                          =========      =========      =========
Operating (loss) income:
  Domestic operations                       (10,886)     $  42,711      $  34,621
  International operations (1)              (16,347)        (2,719)         3,743
                                          ---------      ---------      ---------
              Operating (loss) income       (27,233)        39,992         38,364
Interest expense                            (34,420)       (19,945)        (6,938)
Corporate expense and other                 (22,169)        (8,539)        (7,132)
                                          ---------      ---------      ---------
(Loss) income before taxes                $ (83,822)     $  11,508      $  24,294
                                          ---------      ---------      ---------
Identifiable assets:
  Domestic operations                     $ 288,009      $ 358,218      $ 193,690
  International operations (1)               60,635         97,421         63,399
  Corporate                                  44,605         27,116         22,631
                                          ---------      ---------      ---------
Total assets                              $ 393,249      $ 482,755      $ 279,720
                                          =========      =========      =========

(1) International operations are primarily in Germany, Great Britain, Canada and Brazil.

NOTE 15     Subsequent Event

On July 10, the Company completed the sale of its Breeze Industrial Products and Pebra hose clamp businesses in the U.S. and Germany, respectively, to Industrial Growth Partners and the current management team of Breeze/Pebra for $46.2 million. The proceeds of the sale were used to retire debt.


NOTE 16     Unaudited Quarterly Financial Data

                                                     FIRST         SECOND            THIRD         FOURTH
                                                    QUARTER        QUARTER          QUARTER        QUARTER            TOTAL
2001
Net sales                                          $ 84,365      $    79,136        $ 78,297      $ 86,273         $   328,071
Gross profit                                         21,849           19,440          19,132        26,020              86,441
Net loss                                               (752)          (1,755)         (1,250)      (69,213)(1)         (72,970)
                                                   ========      ===========        ========      ========         ===========
Basic loss per share:
  Net loss                                         $  (0.12)     $     (0.28)       $  (0.20)     $ (11.21)        $    (11.83)
                                                   ========      ===========        ========      ========         ===========
Diluted loss per share:
  Net loss                                         $  (0.12)     $     (0.28)       $  (0.20)     $ (11.21)        $    (11.83)
                                                   ========      ===========        ========      ========         ===========

2000
Net sales                                          $ 55,368      $    62,903        $ 85,872      $ 95,109         $   299,252
Gross profit                                         16,117           18,863          25,626        27,706              88,312
Income (loss) before extraordinary charge             2,158             (330)(2)       2,865         2,442(2)            7,135
Extraordinary charge for refinancing of debt             --             (541)             --            --                (541)
Net income (loss)                                  $  2,158      $      (871)       $  2,865      $  2,442         $     6,594
                                                   ========      ===========        ========      ========         ===========
Basic earnings (loss) per share:
  Income (loss) before extraordinary charge        $   0.35      $     (0.05)       $   0.47      $   0.40         $      1.16
  Extraordinary charge for refinancing of debt           --            (0.09)             --            --               (0.09)
                                                   --------      -----------        --------      --------         -----------
Net income (loss)                                  $   0.35      $     (0.14)       $   0.47      $   0.40         $      1.07
                                                   ========      ===========        ========      ========         ===========
Diluted earnings (loss) per share:
  Income (loss) before extraordinary charge        $   0.35      $     (0.05)       $   0.47      $   0.40         $      1.16
  Extraordinary charge for refinancing of debt           --            (0.09)             --            --               (0.09)
                                                   --------      -----------        --------      --------         -----------
Net income (loss)                                  $   0.35      $     (0.14)       $   0.47      $   0.40         $      1.07
                                                   ========      ===========        ========      ========         ===========

(1) Includes an impairment charge of $67.9 million related to a write-down of net carrying values of ARM, TCR and the rings businesses that are to be sold. It also includes a provision for impairment of corporate assets in the amount of $10.2 million for the write-off of a note receivable and equity ownership in an investee and write-down of certain assets expected to be liquidated.

(2) The second and fourth quarters of 2000 include charges of $4.5 million and $1.1 million, respectively, relating to the consolidation of two manufacturing facilities in England.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this item is contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

      For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  Financial Statements, Schedules and Exhibits:

      1.    Financial Statements:

            Consolidated Balance Sheets at March 31, 2001 and 2000

            Statements of Consolidated Operations for the years ended March 31, 2001, 2000 and 1999

            Statements of Consolidated Cash Flows for the years ended March 31, 2001, 2000 and 1999

            Statements of Consolidated Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements

            Independent Auditors' Report

      2.    Financial Statement Schedules

            Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2001, 2000 and 1999

      3.    Exhibits:

            The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.


(b)  Reports on Form 8-K:

            No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 13, 2001

                                          TRANSTECHNOLOGY CORPORATION




                                          By:  /s/ Michael J. Berthelot
                                               --------------------------------
                                               Michael J. Berthelot,
                                               Chairman of the Board, President
                                               and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                   Title                                               Date

/s/Michael J. Berthelot                     Chairman of the Board, President                     July 13, 2001
--------------------------                  and Chief Executive Officer
MICHAEL J. BERTHELOT                        (Principal Executive Officer)



/s/Joseph F. Spanier                         Vice President, Chief Financial Officer             July 13, 2001
--------------------------                    and Treasurer
JOSEPH F. SPANIER                            (Principal Financial and Accounting Officer)



/s/Daniel Abramowitz                        Director                                             July 13, 2001
--------------------------
DANIEL ABRAMOWITZ


/s/Gideon Argov                             Director                                             July 13, 2001
--------------------------
GIDEON ARGOV


/s/Walter Belleville                        Director                                             July 13, 2001
--------------------------
WALTER BELLEVILLE


/s/Thomas V. Chema                          Director                                             July 13, 2001
--------------------------
THOMAS V. CHEMA


/s/John H. Dalton                           Director                                             July 13, 2001
--------------------------
JOHN H. DALTON


/s/Michel Glouchevitch                      Director                                             July 13, 2001
--------------------------
MICHEL GLOUCHEVITCH


/s/James A. Lawrence                        Director                                             July 13, 2001
--------------------------
JAMES A. LAWRENCE


/s/William J. Recker                        Director                                             July 13, 2001
--------------------------
WILLIAM J. RECKER

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                         BALANCE AT        CHARGED TO       CHARGED TO                        BALANCE
                         BEGINNING OF      COSTS AND        OTHER                             AT END
DESCRIPTION              PERIOD            EXPENSES         ACCOUNTS        DEDUCTIONS        OF PERIOD
-----------              ------------      ----------       ----------      ----------        ---------
2001

Allowances for
doubtful accounts
and sales returns           $1,129          $1,165          $       --          $  765          $1,529

Inventory reserves          $5,781          $2,065          $       --          $2,082          $5,764

Environmental
reserves                    $1,914          $1,158          $       --          $  632          $2,440

Allowance for tax
loss valuation              $   --          $9,646          $       --          $   --          $9,646

2000

Allowances for
doubtful accounts
and sales returns           $  240          $  778           $ 488 (A)          $  377          $1,129

Inventory reserves          $4,715          $3,305          $      466          $2,705          $5,781

Environmental
reserves                    $2,140          $  201          $       --          $  427          $1,914

Allowance for tax
loss valuation              $   --          $   --          $       --          $   --          $   --

1999

Allowances for
doubtful accounts
and sales returns           $  556          $  230            $ 40 (B)          $  586          $  240

Inventory reserves          $6,382          $1,432          $       --          $3,099          $4,715

Environmental
reserves                    $3,141          $  479          $       --          $1,480          $2,140

Allowance for tax
loss valuation              $   --          $   --          $       --          $   --          $   --

(A)  Amount represents balance acquired from Tinnerman and Ellison acquisitions.

(B)  Amount represents balances acquired from ARM and Norco, Inc. acquisitions.

                                INDEX TO EXHIBITS



3.1         Certificate of Incorporation of the Company. (1)

3.2         Bylaws of the Company Amended and Restated as of June 4, 2001.

10.1        1996 - 1998 Incentive Compensation Plan of the Company. (10)

10.2        Amended and Restated 1992 Long Term Incentive Plan of the Company.
            (2)

10.3        Form of Incentive Stock Option Agreement. (2)

10.4        Form of Director Stock Option Agreement. (3)

10.5        Form of Restricted Stock Award Agreement used under the Company's
            Amended and Restated 1992 Long Term Incentive Plan. (4)

10.6        Indemnification Agreement dated February 11, 1987 between the
            Company and each of its officers and directors. (5)

10.7        Executive Life Insurance Plan. (6)

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

10.14       Form of Executive Severance Agreement with Officers of the Company.
            (10)

10.15       Form of Executive Severance Agreement with Subsidiary Presidents.
            (10)

10.16       Form of Executive Severance Agreement with Division Presidents. (10)

10.17       Form of Executive Severance Agreement with Overseas Subsidiary
            Managing Directors. (10)

10.18       Form of First Amendment to Executive Severance Agreement with
            Officers of the Company. (11)

10.19       Form of First Amendment to Executive Severance Agreement with
            Subsidiary Presidents. (11)

10.20       Form of First Amendment to Executive Severance Agreement with
            Division Presidents. (11)

10.21       Form of First Amendment to Executive Severance Agreement with
            Overseas Subsidiary Managing Directors. (11)

10.22       Form of Second Amendment to Executive Severance Agreement with
            Officers of the Company.

10.23       Form of Second Amendment to Executive Severance Agreement with
            Subsidiary Presidents.

10.24       Form of Second Amendment to Executive Severance Agreement with
            Division Presidents.

10.25       Form of Second Amendment to Executive Severance Agreement with
            Overseas Subsidiary Managing Directors.

10.26       Consulting Agreement with John Dalton. (13)

10.27       1999-2001 Incentive Compensation Plan of the Company. (13)

10.28       1998 Non-Employee Directors' Stock Option Plan of the Company. (12)

10.29       Form of Stock Option Agreement used under the Company's 1998
            Non-Employee Directors' Stock Option Plan. (13)

10.30       1999 Long Term Incentive Plan of the Company. (13)

10.31       Form of Stock Option Agreement used under the Company's 1999 Long
            Term Incentive Plan. (15)

10.32       Form of Restricted Stock Award Agreement used under the Company's
            1999 Long Term Incentive Plan. (15)

10.33       Second Amended and Restated Credit Agreement dated as of June 30,
            1995, amended and restated as of July 24, 1998 and further amended and restated as of as of August 31, 1999 among TransTechnology
            Corporation, TransTechnology Seeger-Orbis GmbH, TransTechnology (GB)
            Limited, The Lenders referred to therein, BankBoston, N.A., acting through its London Branch, as Sterling Fronting Bank, BHF-Bank
            Aktiengesellschaft, as DM Fronting Bank, ABN AMRO Bank, N.V., as
            Syndication Agent, The First National Bank of Chicago, as
            Documentation Agent and BankBoston, N.A. as Administrative Agent and
            Issuing Bank. (14)

10.34 Securities Purchase Agreement dated as of August 29, 2000 by and among TransTechnology Corporation; J.H. Whitney Mezzanine Fund,
            L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance
            Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the
            United States; Fleet Corporate Finance, Inc.; and Citizens Capital,
            Inc. (16)

10.35(i)    Warrant dated as of August 29, 2000 issued by TransTechnology
            Corporation to J.H. Whitney Mezzanine Fund, L.P. for 171,041 shares of TransTechnology common stock. (16)

10.35(ii)   Schedule of other substantially similar warrants issued by
            TransTechnology Corporation to other Purchasers under the Securities
            Purchase Agreement. (16)

10.36 Registration Rights Agreement dated as of August 29, 2000 by and among TransTechnology Corporation and the Purchasers referred to therein. (16)

10.37       Subordinated Indebtedness Intercreditor Agreement dated as of August
            29, 2000 among TransTechnology Corporation, the Existing Guarantors named therein, and the Purchasers referred to therein. (16)

10.38 Consent and Amendment Agreement No. 1 dated as of August 21, 2000 to that certain Second Amended and Restated Credit Agreement dated as June 30, 1995, and amended and restated as of July 24, 1998, and as further amended and restated as of August 31, 1999, by and among TransTechnology Corporation, TransTechnology Seeger-Orbis GmbH and
            TransTechnology (GB) Limited; Fleet National Bank and other Lenders referred to within; Fleet National Bank, acting through its London
            Branch as Sterling Fronting Bank; BHF-BANK Aktiengesellschaft, as DM
            Fronting Bank; ABN AMRO Bank N.V., as Syndication Agent; Bank One,
            NA (formerly known as the First National Bank of Chicago), as
            Documentation Agent and Fleet National Bank as Issuing Bank and
            Administrative Agent. (16)

10.39       Intercreditor and Subordination Agreement dated as of August 29,
            2000 among Fleet National Bank, as administrative agent for the Lenders as defined therein, TransTechnology Corporation, and the Purchasers referred to therein. (16)

10.40 Indemnification Agreement dated January 13, 2000 between the Company and each of its officers and directors. (15)

10.41       Amendment Agreement No. 2 to the Second Amended and Restated Credit
            Agreement dated as of December 29, 2000 between the Company and Fleet National Bank and the other Lenders referred to therein. (17)

10.42       Amendment Agreement No. 3 to the Second Amended and Restated Credit
            Agreement dated as of January 31, 2001 between the Company and Fleet
            National Bank and the other Lenders referred to therein. (17)

10.43 Forbearance and Waiver Agreement dated as of March 29, 2001 between the Company, Fleet National Bank and the other Lenders referred to therein.

10.44       Consent and Amendment to Forbearance Agreement of Fleet National
            Bank and the other Lenders referred to therein dated June 25, 2001.

21          List of Subsidiaries of the Company.

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

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended December 27, 1998.

(12) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 333-70877 dated January 20, 1999.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

(14) Incorporated by reference from the Company's Report on Form 8-K filed on November 12, 1999.

(15) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

(16) Incorporated by reference from the Company's Report on Form 8-K filed on September 14, 2000.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000.