Form 10-K/A
period 2001-03-31
TRANSTECHNOLOGY CORP
filed 2001-07-27
CIK 99359

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A-1

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2001

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-7872

TRANSTECHNOLOGY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4062211

(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

150 Allen Road, Liberty Corner, New Jersey	07938

(Address of Principal Executive Offices)	(Zip Code)

(908) 903-1600

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange

Title of Each Class	on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of July 6, 2001 was $55,301,810.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of July 6, 2001 was 6,172,077.

Documents Incorporated by Reference
None

The undersigned registrant hereby amends the following items of its previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2001 as set forth in the pages attached hereto.

Cover Page			Page 1

Part III

	Item 10.	Directors and Executive Officers of the Registrant	Page 3

	Item 11.	Executive Compensation	Page 5

	Item 12.	Security Ownership of Certain Beneficial Owners and Management	Page 10

	Item 13.	Certain Relationships and Related Transactions	Page 13

	Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	Page 13

Part III

Item 10. Directors and Executive Officers of the Registrant

Directors

Set out below is information about each director, their positions, offices and business experience during the past five years.

	Position with		Director
Name	the Company	Age	Since

Daniel H. Abramowitz	Director	36	2000

Gideon Argov	Director	44	1995

Walter Belleville	Director	74	1992

Michael J. Berthelot	Chairman of the Board of Directors,	51	1991

	President and Chief Executive Officer

Thomas V. Chema	Director	53	1992

Jan Naylor Cope	Director	45	2001

John H. Dalton	Director	59	1999

Michel Glouchevitch	Director	47	1996

James A. Lawrence	Director	48	1992

William J. Recker	Director	58	1997

Mr. Abramowitz has been President of Hillson Financial Management Inc., a private investment management company, since its formation in 1990. He has been a member of the Board of Directors of Response USA since July 2000 and DMI Furniture, Inc., since December 2000.

Mr. Argov was Chairman, President and Chief Executive Officer of Kollmorgen Corporation, a company with revenues of $350 million which manufactures high performance electronic motion control components and systems, from 1991 to 2000.

Mr. Belleville has been Chairman of ATI Machinery, Inc., the largest Caterpillar tractor rental and leasing company in the western United States, since 1983, and was Chief Executive Officer and Chairman of ATI Machinery, Inc. from 1983 to 1998. Additionally, since 1985 he has been Chairman of the Board of Sav-Trac of Arizona, Inc., a heavy equipment repair facility.

Mr. Berthelot was the Company’s Chairman of the Board of Directors, President and Chief Executive Officer from October 1992 to July 1995. He served as Chairman and Chief Executive Officer from July 1995 to June 1998. Mr. Berthelot has been the Company’s Chairman of the Board of Directors, President and Chief Executive Officer since July 1998. Mr. Berthelot has been Chief Executive Officer of Canterbury Holdings Corporation, a private investment company, since September 1981.

Mr. Chema has been a partner specializing in energy and telecommunications consulting, in the Cleveland, Ohio law firm of Arter & Hadden since 1989. From January 1990 to February 1996, he served as Chairman of the Ohio Building Authority, an independent state agency that is responsible for financing and operating state office buildings and other facilities for the State of Ohio. From May 1990 to July 1995, Mr. Chema also served as Executive Director of the Gateway Economic Development Corporation of Greater Cleveland, a not-for-profit corporation chartered to build a baseball stadium and arena in downtown Cleveland. Mr. Chema is President of Gateway Consultants, Inc., a firm he founded in 1995 to provide consulting services relative to the financing and development of public assembly facilities such as ballparks, stadiums, and arenas.

Ms. Cope is the President and founder of the J. Naylor Cope Company, a nationally recognized executive recruiting firm. Prior to founding the J. Naylor Cope Company in 1994, Ms. Cope served as Deputy Director of Presidential Personnel in the White House under President George Bush.

Mr. Dalton was appointed Secretary of the Navy by President Clinton in 1993 and served in that capacity until 1998. He has been Chairman and CEO of Metal Technology since October 1999 and a member of the Board of Directors of Metal Technology since March 1999; Cantor Exchange since April 1999; Fresh Del Monte Produce Inc., since May 1999; and Niagara Mohawk Holdings since August 1999.

Mr. Glouchevitch is a General Partner of Westar Capital, a private equity firm making primarily controlling investments of middle market businesses. From 1992 to 2000 he was Managing Director of Triumph Capital Group, Inc., a manager of institutional funds making private equity investments in middle market companies.

Mr. Lawrence has been Executive Vice President and Chief Financial Officer of General Mills since 1998. From 1996 to 1998 he served as Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc. From 1993 to 1996, he served as President and Chief Executive Officer, Asia/Middle East/Africa of the Pepsi-Cola Company.

Mr. Recker has been Chairman of the Board of Gretag Imaging Holding AG since 1998 and was President and CEO of Gretag Imaging Group, Inc. since 1990, a publicly traded Swiss company serving the photofinishing and imaging industry. He serves on the Board of Gretag-Macbeth Holding AG, a Swiss public company producing products for color control and confirmation in the graphic arts, textile and coatings industry.

Executive Officers

Set out in the table below are the names, ages and positions held of all persons who were executive officers of the Company as of May 31, 2001.

	Position with		Executive Officer
Name	the Company	Age	Since

Michael J. Berthelot	Chairman of the Board of Directors, President	51	1992

	and Chief Executive Officer

Joseph F. Spanier	Vice President, Chief Financial Officer and	55	1996

	Treasurer

Gerald C. Harvey	Vice President, Secretary and General Counsel	51	1996

Robert Tunno	President—Industrial Products Group	54	1998

Robert L. G. White	President—Aerospace Products Group	59	1998

Mr. Spanier has been Vice President, Chief Financial Officer and Treasurer of the Company since January 1997. From November 1996 to January 1997 he served as Vice President of Finance. From November 1994 to 1996, he served as Chief Financial Officer and Vice President of Financial Administration of MG Industries, a manufacturer of industrial gases and a subsidiary of Hoechst AG.

Mr. Harvey has been Vice President, Secretary and General Counsel of the Company since February 1996. From 1994 to 1996 Mr. Harvey was a member of the law firm of Pfaltz & Woller, P.A.

Mr. Tunno was President—Industrial Products Group, formerly the Domestic Industrial Products Group, from April 1, 1998 to July 10, 2001 when he resigned to become the President of Breeze Industrial Products Corporation in connection with the sale of the Company’s Breeze Industrial and Pebra hose clamp businesses to that company. From 1984 to April 1998, he was President of the Breeze Industrial Products division.

Mr. White has been President—Aerospace Products Group since April 1, 1998. He has also been the President of the Breeze-Eastern division since April 1994.

Compliance With Section 16(a) Of The Securities Exchange Act Of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that a Form 5 was not required to be filed for those persons, the Company believes that from April 1, 2000 to March 31, 2001, all persons subject to the reporting requirements of Section 16(a) filed the reports on a timely basis except Robert L. G. White, who reported two open market purchases of 1,000 shares of Common Stock each, occurring on October 25 and October 30, 2000, one month late on his November Form 4.

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company in the fiscal years ended March 31, 2001, 2000 and 1999, of those persons who were, at March 31, 2001 (i) the Chief Executive Officer and (ii) the other four most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 2001. During each fiscal year in the three year period ended March 31, 2001, no executive officer named above received perquisites and other personal benefits, securities or property in an aggregate amount in excess of the lesser of $50,000 or 10% of such executive officer’s annual salary and bonus.

SUMMARY COMPENSATION TABLE

						Long Term
						Compensation

		Annual Compensation				Awards	Payouts

					Restricted	Securities
					Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Other Annual	Awards	Options	Payouts	Compensation
Principal Position	Year	(1)	(2)	Compensation	(3)	(#)(4)	(5)	(6)

Michael J. Berthelot	2001	$431,000	$0	0	$0	15,000	$0	$20,221

Chairman, President	2000	379,027	250,364	0	25,033	60,000	0	21,256

and Chief Executive	1999	399,808	230,991	0	23,108	13,600	784,629	18,736

Officer

Joseph F. Spanier	2001	208,700	35,000	0	3,502	7,500	0	20,064

Vice President, Chief	2000	178,596	134,064	0	13,408	10,000	0	20,196

Financial Officer and	1999	186,923	113,746	0	11,373	10,700	171,720	18,311

Treasurer

Gerald C. Harvey	2001	177,646	35,000	0	3,502	7,500	0	18,751

Vice President,	2000	144,846	138,343	0	13,834	10,000	0	20,196

Secretary and	1999	150,577	64,135	0	6,411	9,500	157,339	17,367

General Counsel

Robert Tunno	2001	222,116	149,662	0	14,964	10,000	0	34,489

President, Industrial	2000	194,230	101,275	0	10,114	4,000	0	44,458 (7)

Products Group	1999	204,615	129,362	0	12,934	7,400	305,946	34,734 (7)

Robert L.G. White	2001	205,962	126,391	0	12,638	10,000	0	12,052

President, Aerospace	2000	179,615	90,869	0	9,087	6,000	0	12,381

Products Group	1999	174,999	110,761	0	11,066	7,188	679,471	13,850

(1)	Amounts shown include compensation earned and received by executive officers as well as amounts earned but deferred at the election of those officers under the Company’s 401(K) plan. Salary amounts for certain executives for fiscal 2000 are lower than those for fiscal 1999 due to pay period schedules.

(2)	Represents annual cash bonus payments made to executive officers pursuant to the Company’s Incentive Compensation Plan in effect for the subject fiscal year.

(3)	Represents the dollar value of awards of restricted stock during each year indicated calculated by multiplying the fair market value of a share of Common Stock on the date of grant by the number of shares awarded. During fiscal year 2001, awards of restricted stock were granted to each of the named executive officers, with the exception of Mr. Berthelot, on May 25, 2000, at which time the fair market value of a share of Common Stock was $8.8438. During fiscal year 2000, awards of restricted stock were granted to each of the named executive officers on May 18, 1999, at which time the fair market value of a share of Common Stock was $19.375. During fiscal year 1999, awards of restricted stock were granted to each of the named executive officers on May 19, 1998, at which time the fair market value of a share of Common Stock was $27.875. An aggregate of 6,080 shares of restricted stock were held for the benefit of the named executive officers at 2001 fiscal year-end. Forfeiture provisions as to such shares lapse in annual increments of one-third each year. The executive officers receive dividends on issued shares still subject to forfeiture.

(4)	Stock options were granted under the Company’s 1992 and 1999 Long Term Incentive Plans.

(5)	Represents payments made pursuant to the Fiscal Years’ 1996-1998 Incentive Compensation Plan.

(6)	These amounts include the Company’s contributions to the Company’s Retirement Savings Plan and insurance premiums paid by the Company under the Company’s group benefits plan.

(7)	The amount includes relocation expenses of $14,000, $24,000 and $11,575 paid to Mr. Tunno in fiscal 2001, 2000 and 1999 respectively.

Restricted Stock Awards. The following table sets forth information concerning long-term incentive plan awards in the form of restricted stock awarded during fiscal 2001 to each of the named executive officers of the Company.

Long-Term Incentive Plan Awards in Fiscal 2001(1)

		Performance
	Number of	or Other
	Shares, Units	Period Until
	or Other	Maturation
Name	Rights(#)	or Payouts

Joseph F. Spanier	396	3 years

Gerald C. Harvey	396	3 years

Robert Tunno	1,692	3 years

Robert L. G. White	1,429	3 years

(1) Restricted share awards are calculated based upon a cash bonus pool, which is itself based upon annual profit. The number of restricted shares awarded in a given year is equal to the number of shares that could be purchased at the closing price of the Common Stock on the date of the award (which price was $8.84 on the date of the awards in fiscal 2001) with 10% of the cash bonus pool. The cash bonus is described under the heading “Incentive Compensation Plans,” below.

Incentive Compensation Plans. The fiscal year 2000-2002 Annual Cash Bonus and Incentive Compensation Plan (the “’00-’02 Plan”) provides for the award of cash bonuses and stock options based upon operating results. Results are measured by a wide range of goals which must be met, including goals for operating income, return on investment, individual strategic and/or operational issues, profitability, achievement of plan and annual income growth. The stock feature of the ‘00-’02 Plan provides for the award of restricted stock and stock options to executive officers, division presidents and other key personnel. The number of restricted shares awarded is equal to the number of shares that could be purchased at the closing price of the Common Stock on the date immediately preceding the date the Incentives and Compensation Committee of the Board of Directors approved the bonus pool for the fiscal year just ended with 10% of the cash bonus pool. Voting and dividend rights vest immediately. Restrictions on sale lapse over three years in annual one-third increments. Shares for which restrictions have not yet expired are forfeited upon termination of employment. Stock options are awarded at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant. Options awarded with the annual cash bonus become exercisable in annual equal installments over three years and expire five years after grant date. Options awarded as part of the long term feature of the ‘00-’02 Plan vest at the end of the three-year plan period and expire five years after grant date. Both restricted stock and stock options are awarded pursuant to the Amended and Restated 1992 Long Term Incentive Plan, and the 1999 Long Term Incentive Plan, which plans provide mechanisms for awarding various kinds of stock based awards.

Retirement Plans. The executive officers are participants in the TransTechnology Corporation Retirement Savings Plan (the “Retirement Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers non-union employees who have been employed by the Company for more than one year. Approximately 1,383 employees participate in the Retirement Savings Plan. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and taxation of up to 15% of their compensation by contributing such compensation to the Plan. The Company contributes a minimum of 3% and a maximum of 6% of employees’ compensation to the Retirement Savings Plan, depending on the level of contribution by each employee.

Employment Contracts and Termination of Employment, and Change-In-Control Arrangements

The Company has entered into severance agreements with each of Messrs. Berthelot, Spanier, Harvey, Tunno and White (the “Severance Agreements”) which provide for payments only in the event of termination of employment during the term of the Severance Agreements following within 24 months after a change in control of the Company where such termination is other than for cause or the executive resigns for good reason which includes reduction in compensation, benefits or responsibilities, relocation by more than 50 miles of the executive’s primary worksite, adverse alteration of the executive’s office space and administrative support, or failure by the Company to obtain an agreement from any successor or assignee corporation to assume and perform the Severance Agreements. Benefits under the Severance Agreements are equal to 200% of the executive’s annual salary, the executive’s average bonuses during the two years preceding the change of control, earned but unused vacation and sick time, the fair market value of accrued but unvested restricted stock and stock options outstanding, and all accrued but unpaid salary. The benefits due under the Severance Agreements are in addition to all amounts payable to each of the executives pursuant to the Company’s other agreements and benefit plans then in effect, except that any amount paid to any of the executives pursuant to the Corporate Severance Pay Plan shall be credited against amounts due under the Severance Agreements. The Severance Agreements provide for no benefits in the event the executive is terminated for cause and (except in the event that the executive is convicted of a felony, a crime involving moral turpitude or a crime adverse to the Company’s welfare) fails to cure the alleged breach within 30 days after the executive has been notified by the Company’s Board of Directors. The initial term of each of the Severance Agreements is for two years and each of the Severance Agreements with Messrs. Harvey, Spanier, Tunno and White has been extended in writing by the parties for an additional two year term.

Executive Life Insurance Plan. The Company maintains life insurance policies for its executive officers which supplement the group life policies available to all salaried employees.

Stock Options

The following table sets forth information concerning options granted during fiscal 2001 to each of the named executive officers of the Company identified in the Summary Compensation Table.

Option/SAR Grants in Fiscal 2001

					Potential Realizable
					Value at Assumed
					Annual Rates of
					Stock Price
					Appreciation For
		Individual Grants			Option Term

		% of
		Total
		Options/
		SARs	Exercise
	Options/	Granted to	or Base
	SARs	Employees	Price
	Granted	in Fiscal	$ Per	Expiration
Name	(#)(1)	Year	Share	Date	5% ($)	10% ($)

Michael J. Berthelot	15,000	16	$8.84	5/25/10	$83,427	$211,421

Joseph F. Spanier	7,500	8	8.84	5/25/10	41,714	105,711

Gerald C. Harvey	7,500	8	8.84	5/25/10	41,714	105,711

Robert Tunno	10,000	11	8.84	5/25/10	55,618	140,947

Robert L. G. White	10,000	11	8.84	5/25/10	55,618	140,947

(1)	Amounts shown represent stock options only. No stock appreciation rights (SARs) were awarded.

The following table summarizes option exercises during fiscal 2001 and the total number and value of exercisable and unexercisable stock options held by each of the named executive officers on March 31, 2001, the last day of fiscal 2001.

Aggregated Option/SAR Exercises in Fiscal 2001 and
Fiscal Year-End Option Values

				Number	Value of Unexercised
				Unexercised	In-the-Money
				Options	Options
				at FY-End (#)	at FY-End($)

	Shares Acquired on			Exercisable/	Exercisable/
Name	Exercise	Value Realized($)		Unexercisable	Unexercisable

Michael J. Berthelot	9,000	$0	(1)	50,933/40,667	0/0

Joseph F. Spanier	0	0		40,866/8,334	0/0

Gerald C. Harvey	0	0		24,666/8,334	0/0

Robert Tunno	6,000	0	(1)	19,400/18,000	0/0

Robert L.G. White	0	0		20,521/9,207	0/0

(1)	On May 30, 2000, Messrs. Berthelot and Tunno exercised stock options at per share exercise prices in excess of the per share closing market price for the Common Stock on such day. Accordingly no value was realized in connection with such exercises.

Compensation of Directors

The Company pays its non-employee directors a $5,000 annual retainer and $2,500 for each Board of Directors meeting attended. Meeting fees are also paid for attendance via conference telephone if such meetings last longer than thirty minutes. Directors are paid their $5,000 annual retainer in Company Common Stock rather than cash. In addition, each non-employee director is granted a stock option to purchase the same number of shares that he owned on (a) the date that is sixty days after his election to the Board if that date occurs after September 11, 1994, or (b) on September 12, 1994 if the director had served on the Board prior to that date. In addition, non-employee directors are entitled to receive a matching option for each share of the Company’s Common Stock that they purchase on the open market, with the strike price of the option being the purchase price of the share, up to a maximum of 5,000 options in any twelve month period or 15,000 options over a three year period, pursuant to the requirements of the 1998 Non-Employee Directors Stock Option Plan. In addition, the Company reimburses its directors for expenses incurred on behalf of the Company. Non-employee directors are also paid a retainer (in Common Stock) for serving on committees and fees (in cash) for attending committee meetings. Annual retainers for the Chairmen of the Audit Committee and of the Compensation and Incentives Committee are $4,200 and $3,000 for other members. Attendance at meetings of these committees is compensated at $800 per meeting. The Chairman of the Nominating Committee receives a $3,700 annual retainer while the other committee members receive $2,500. Attendance at Nominating Committee meetings is compensated at $900 per meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets out certain information regarding the beneficial ownership of the Common Stock as of May 31, 2001 (except as referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director and nominee for director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) each of the other four most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 2001, and (v) all directors and executive officers as a group:

Name of Beneficial Owner	Number of
(and Address of Five Percent	Shares of		Percentage of
Beneficial Owner)	Common Stock(1)		Common Stock(1)

Five Percent Owners

Arch C. Scurlock	1,137,740	(2)	18.4

c/o Research Industries, Incorporated

123 North Pitt Street

Alexandria, Virginia 22314

Dimensional Fund Advisors Inc.	500,315	(3)	8.1

1299 Ocean Avenue, 11th Floor

Santa Monica, California 90401

Wellington Management Company, LLP	406,000	(4)	6.6

75 State Street

Boston, Massachusetts

T. Rowe Price Associates, Inc.	325,600	(5)	5.3

100 East Pratt Street

Baltimore, Maryland 21202

Directors and Executive Officers

Daniel H. Abramowitz	90,682	(6)	1.5

Gideon Argov	10,601	(7)	*

Walter Belleville	22,994	(8)	*

Michael J. Berthelot	315,584	(9)	5.1

Thomas V. Chema	2,943		*

Jan Naylor Cope	600	(10)	*

John H. Dalton	27,605	(11)	*

Michel Glouchevitch	22,247		*

Gerald C. Harvey	28,497	(12)	*

James A. Lawrence	96,823	(13)	1.6

William Recker	23,381	(14)	*

Joseph F. Spanier	58,534	(15)	*

Robert Tunno	52,565	(16)	*

Robert L. G. White	60,146	(17)	*

Directors and executive officers as a group (14 persons)	813,202	(18)	13.2

*	Less than 1%.

(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes.

(2)	Includes 1,099,000 shares of Common Stock owned by Research Industries, Incorporated, of which Dr. Scurlock owns 95% of the outstanding shares of stock.

(3)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 2, 2001, Dimensional Fund Advisors Inc. (“Dimensional”) is deemed to have beneficial ownership of these shares, all of which are held in portfolios of four investment companies registered under the Investment Company Act of 1940 and certain other co-mingled group trusts and separate accounts, and for all of which Dimensional serves as investment manager. Dimensional has informed the Company in writing that it disclaims beneficial ownership of all such shares.

(4)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001 by Wellington Management Company, LLP (“Wellington”) in its capacity as an investment advisor. Wellington disclaims beneficial ownership of these shares.

(5)	Based on a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2001. These securities are owned by various individual and institutional investors with respect to which T. Rowe Price Associates, Inc. (“Price Associates”) serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(6)	Based on information provided to the Company by Mr. Abramowitz, 90,200 shares are owned by Hillson Partners Limited Partnership, of which Hillson Financial Management, Inc. is the general partner. Mr. Abramowitz is the President and controlling stockholder of Hillson Financial Management, Inc. Mr. Abramowitz has sole voting power and sole investment power with respect to the 90,200 shares owned by Hillson Partners Limited Partnership. Mr. Abramowitz owns 482 shares directly.

(7)	Includes 3,000 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(8)	Includes 4,000 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(9)	Includes 67,600 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(10)	Based on information provided to the Company by Ms. Cope on June 20, 2001.

(11)	Includes 13,050 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(12)	Includes 24,666 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(13)	Includes 33,250 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(14)	Includes 11,000 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(15)	Includes 40,866 shares issuable with respect to options exercisable within 60 days of June 30, 2001, and 2,000 shares owned by Mr. Spanier’s children.

(16)	Includes 19,400 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(17)	Includes 20,521 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

(18)	Includes 237,353 shares issuable with respect to options exercisable within 60 days of June 30, 2001.

__________________________________

Item 13. Certain Relationships and Related Transactions

Not applicable.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment Number 1 to its previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSTECHNOLOGY CORPORATION

July 27, 2001	By:	/s/ Joseph F. Spanier

Joseph F. Spanier, Vice President,
Chief Financial Officer and Treasurer