Form 10-Q
period 2001-07-01
TRANSTECHNOLOGY CORP
filed 2001-08-15
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

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

                                 Yes X No _____

                As of August 7, 2001, the total number of outstanding shares of registrant's one class of common stock was 6,176,926.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                                        Page No.
          ---------------------                                                        --------

  Item 1.      Financial Statements....................................................   2
  -------

               Statements of Consolidated Operations--
               Three Month Periods Ended July 1, 2001
               and July 2, 2000........................................................   3

               Consolidated Balance Sheets--
               July 1, 2001 and March 31, 2001.........................................   4

               Statements of Consolidated Cash Flows--
               Three Month Periods Ended July 1, 2001 and
               July 2, 2000............................................................   5

               Notes to Consolidated Financial Statements.............................. 6-11


  Item 2.      Management's Discussion and Analysis of Financial
  -------      Condition and Results of Operations.....................................12-18

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk..............   19
  -------


PART II.   Other Information
           -----------------

  Item 1.      Legal Proceedings.......................................................   20
  -------

  Item 6.      Exhibits and Reports on Form 8-K........................................   20
  -------

SIGNATURES.............................................................................   20

                          PART I. FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, "the Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended July 1, 2001, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2001.










                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                                   THREE MONTHS ENDED
                                                      ----------------------------------------------
                                                        JULY 1, 2001                 JULY 2, 2000
                                                      -----------------            -----------------

Net sales                                              $        79,005              $        84,365
Cost of sales                                                   56,603                       61,186
Plant consolidation charge                                          --                        1,330
                                                      -----------------            -----------------
Gross profit                                                    22,402                       21,849
                                                      -----------------            -----------------

General, administrative
   and selling expenses                                         11,987                       14,709
Interest expense                                                 8,097                        7,784
Interest income                                                    (30)                         (53)
Other income - net                                                 (10)                        (526)
Forbearance fees                                                 1,059                           --
Write-off of bank fees                                              --                        1,148
                                                      -----------------            -----------------
Income (loss) before income taxes                                1,299                       (1,213)

Provision (benefit) for income taxes                               493                         (461)
                                                      -----------------            -----------------
   Net income (loss)                                   $           806              $          (752)
                                                      =================            =================

Basic earnings per share:  (Note 1)
   Net income (loss)                                   $          0.13              $         (0.12)
                                                      =================            =================

Diluted earnings per share:
   Net income (loss)                                   $          0.13              $         (0.12)
                                                      =================            =================

Numbers of shares used in computation
   of per share information:
      Basic                                                  6,172,000                    6,147,000
      Diluted                                                6,183,000                    6,147,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)


                                                                               (UNAUDITED)
                                                                               JULY 1, 2001         MARCH 31, 2001
                                                                              ---------------       ---------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $        4,741        $        1,964
    Accounts receivable (net of allowance for doubtful accounts
       of $1,482 at July 1, 2001 and $1,529 at March 31, 2001)                        53,838                58,581
    Inventories                                                                       59,752                61,346
    Prepaid expenses and other current assets                                          3,045                 1,839
    Income tax receivable                                                                428                 5,600
    Deferred income taxes                                                              1,486                 1,512
                                                                              ---------------       ---------------
       Total current assets                                                          123,290               130,842
                                                                              ---------------       ---------------

Property, plant and equipment                                                        149,184               149,826
    Less accumulated depreciation and amortization                                    68,747                68,572
                                                                              ---------------       ---------------
       Property, plant and equipment - net                                            80,437                81,254
                                                                              ---------------       ---------------

Other assets:
    Notes receivable                                                                      61                    61
    Costs in excess of net assets of acquired businesses (net of accumulated amortization:
       July 1, 2001, $16,390;  March 31, 2001, $15,589)                              138,997               139,793
    Patents and trademarks (net of accumulated amortization:
       July 1, 2001, $2,715;  March 31, 2001, $2,310)                                 16,627                16,902
    Deferred income taxes                                                             11,360                11,360
    Other                                                                             12,284                13,037
                                                                              ---------------       ---------------
       Total other assets                                                            179,329               181,153
                                                                              ---------------       ---------------
       Total                                                                  $      383,056        $      393,249
                                                                              ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Callable long-term debt                                                   $      266,401        $      271,307
    Current portion of long-term debt                                                     88                    88
    Accounts payable-trade                                                            16,303                20,067
    Accrued compensation                                                               7,978                10,295
    Accrued income taxes                                                               1,809                 3,194
    Other current liabilities                                                         17,662                16,734
                                                                              ---------------       ---------------
       Total current liabilities                                                     310,241               321,685
                                                                              ---------------       ---------------
Long-term debt payable to banks and others                                             1,043                 1,055
                                                                              ---------------       ---------------
Deferred income taxes                                                                  5,246                 5,298
                                                                              ---------------       ---------------
Other long-term liabilities                                                           15,364                13,336
                                                                              ---------------       ---------------
Stockholders' equity:
    Preferred stock-authorized, 300,000 shares;  none issued                              --                    --
    Common stock-authorized, 14,700,000 shares of $.01 par value;
       issued 6,718,614 at July 1, 2001, and 6,718,614 at March 31, 2001                  67                    67
    Additional paid-in capital                                                        78,091                78,091
    Notes receivable from officers                                                      (191)                 (191)
    Accumulated deficit                                                               (9,640)              (10,446)
    Accumulated other comprehensive loss                                              (7,873)               (6,323)
    Unearned compensation                                                               (221)                 (253)
                                                                              ---------------       ---------------
                                                                                      60,233                60,945
    Less treasury stock, at cost - (546,537 shares at July 1, 2001 and
       546,428 at March 31, 2001)                                                     (9,071)               (9,070)
                                                                              ---------------       ---------------
       Total stockholders' equity                                                     51,162                51,875
                                                                              ---------------       ---------------
       Total                                                                  $      383,056        $      393,249
                                                                              ===============       ===============


See accompanying notes to consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)


                                                                                                 THREE MONTHS ENDED
                                                                                 ---------------------------------------------------
                                                                                      JULY 1, 2001                 JULY 2, 2000
                                                                                 -----------------------      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                                      $       806                  $     (752)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
    Gain on sale of marketable securities                                                       --                          (7)
    Depreciation and amortization                                                            3,108                       5,566
    Non-cash interest expense                                                                  626                          --
    Provision for losses on accounts receivable                                                 55                         106
    Loss on sale or disposal of fixed assets                                                    --                         133
    Change in assets and liabilities
       Decrease in accounts receivable                                                       4,255                       3,318
       Decrease in income tax receivable                                                     5,172                          --
       Decrease (increase) in inventories                                                    1,253                      (1,205)
       Increase in other assets                                                             (1,456)                       (741)
       Decrease in accounts payable                                                         (2,316)                     (2,434)
       Decrease in accrued compensation                                                     (2,318)                     (2,457)
       Decrease in income taxes payable                                                       (134)                     (3,605)
       (Decrease) increase in other liabilities                                               (288)                        886
                                                                                     --------------               -------------
    Net cash provided by (used in) operating activities                                      8,763                      (1,192)
                                                                                     --------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                          (722)                     (1,768)
Proceeds from sale of fixed assets                                                              18                          16
Proceeds from sale of marketable securities                                                     --                          11
Decrease in notes and other receivables                                                         --                          97
                                                                                     --------------               -------------
    Net cash used in investing activities                                                     (704)                     (1,644)
                                                                                     --------------               -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                                                  (5,600)                     (1,875)
Issuance of other debt, net                                                                    336                       4,170
Dividends paid                                                                                  --                        (399)
                                                                                     --------------               -------------
    Net cash (used in) provided by financing activities                                     (5,264)                      1,896
                                                                                     --------------               -------------

Effect of exchange rate changes on cash                                                        (18)                        (18)
Increase (decrease) in cash and cash equivalents                                             2,777                        (958)
Cash and cash equivalents at beginning of period                                             1,964                       3,350
                                                                                     --------------               -------------
Cash and cash equivalents at end of period                                             $     4,741                  $    2,392
                                                                                     ==============               =============

Supplemental Information:
Interest payments                                                                      $     6,765                  $    7,566
Income tax payments                                                                    $       603                  $    1,703
Increase in senior subordinated note for paid-in-kind interest expense                 $       572                  $       --

----------------------------------
See accompanying notes to unaudited consolidated financial statements.

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

        The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows (in thousands):

                                                                         Three Months Ended
                                                               ---------------------------------------
                                                                July 1, 2001           July 2, 2000
                                                               ----------------      -----------------

        Basic Earnings per Common Share:


          Weighted average common
           shares outstanding                                       6,172                 6,147
                                                               ================      =================

        Diluted Earnings per Common Share:

          Weighted average common
           shares outstanding                                       6,172                 6,147


          Stock Options*                                               11                    --
                                                               ----------------      -----------------

        Denominator for Diluted Earnings
           per Common Share                                         6,183                 6,147
                                                               ================      =================


* Not including anti-dilutive stock options totaling 451 for the three month period ended July 1, 2001 and 395 for the three month period ended July 2, 2000. Also excludes anti-dilutive warrants totaling 428 for the three month period ended July 1, 2001.

NOTE 2.         Comprehensive Loss

        Comprehensive loss is summarized below.

                                                         Three Months Ended
                                          -------------------------------------------------
                                             July 1, 2001                  July 2, 2000
                                          --------------------          -------------------

        Net income (loss)                     $     806                      $   (752)

        Other comprehensive income
            (loss), net of tax:

          Foreign currency translation              491                          (818)
            adjustment

          Fair value of financial
            instruments                          (2,041)                           --

          Unrealized investment
            holding gain                             --                            (5)
                                          --------------                ---------------

          Total comprehensive loss            $    (744)                     $ (1,575)
                                          ==============                ===============



NOTE 3.         Inventories

        Inventories are summarized as follows:

                                                         Three Months Ended
                                          -------------------------------------------------
                                             July 1, 2001                 March 31, 2001
                                          --------------------          -------------------

        Finished goods                         $ 23,220                       $ 21,114

        Work in process                          14,297                         18,075

        Purchased and
          manufactured parts                     22,235                         22,157
                                          --------------                ---------------

          Total                                $ 59,752                       $ 61,346
                                          ==============                ===============

NOTE 4.         Long-term Debt Payable to Banks and Others

        Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                                       July 1, 2001           March 31, 2001
                                                     -----------------       ------------------


        Credit agreement                -     10.8%      $158,264                  $     --

        Credit agreement                      10.5%            --                     2,900

        Credit agreement                -     9.95%            --                   153,368

        Term loan                             9.25%        31,275                        --

        Term loan                       -     9.06%            --                    38,750

        Senior Subordinated Notes       -       16%        76,905                    76,332

        Other                                               1,267                     1,289
                                                     -----------------       ------------------
                                                          267,711                   272,639

        Less current maturities and
          amounts callable by lenders                     266,489                   271,395

        Less  unamortized discount                            179                       189
                                                     -----------------       ------------------

        Total long-term debt                             $  1,043                  $  1,055
                                                     =================       ==================


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

        The Company has unused borrowing capacity for both domestic and international operations of $4.2 million as of July 1, 2001, including letters of credit. The Revolver and Term Loan are secured by the Company's assets. As of July 1, 2001, the Company had total borrowings of $266.3 million which have a current weighted-average interest rate of 12.3%.

        Borrowings under the Revolver as of July 1, 2001, were $158.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of July 1, 2001, none of the Company's outstanding borrowings utilized LIBOR because the terms of the forbearance agreement precluded the Company's option to borrow at LIBOR pending the achievement of $50 million in debt reduction which was not deemed satisfied until the sale of the Breeze Industrial and Pebra hose clamp businesses on July 10, 2001 for $46.2 million was completed.

        Borrowings under the Term Loan as of July 1, 2001, were $31.3 million. As discussed above, the Term Debt, as well as all other debt under the Credit Facility, has been classified as currently payable to reflect the forbearance agreement in place. Effective July 10, 2001 the Term Loan was repaid in full with the Breeze Industrial and Pebra sale proceeds.

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


NOTE 5.         Change in Accounting for Derivative Financial Instruments

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company has adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. This resulted in a charge to other comprehensive income of $2.0 million, an offsetting liability of $3.3 million, and a tax asset of $1.3 million.

NOTE 6.         New Accounting Standards

        In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 7.         Disclosures about Segments and Related Information

                                                          Three Months Ended
                                            -----------------------------------------------
                                               July 1, 2001                July 2, 2000
                                            --------------------         ------------------
        Net sales:
          Specialty fastener products            $ 57,209                     $66,634
          Aerospace products                       21,796                      17,731
                                            --------------------         ------------------
            Total                                $ 79,005                     $84,365
                                            ====================         ==================
        Operating profit
          Specialty fastener products (a)        $  7,913                     $ 7,663
          Aerospace products (b)                    4,880                       3,070
                                            --------------------         ------------------
            Total                                $ 12,793                     $10,733
        Corporate expense (c)                      (3,414)                     (3,130)
        Corporate interest and
          other income                                 17                         116
        Interest expense (d)                       (8,097)                     (8,932)
                                            --------------------         ------------------
        Income (loss) before income taxes        $  1,299                     $(1,213)
                                            ====================         ==================

        Note: Effective April 1, 2001, the Aerospace Rivet Manufacturers business had been transferred from the Specialty Fastener Products Segment to the Aerospace Segment to reflect the Company's change in direction and the fact that the customers for these products are in the aerospace industry. All related historical financial data has been restated to reflect this transfer.

(a) The results of operations of the Specialty Fasteners Products segment for the three month period ended July 2, 2000 includes a charge of $1,330 related to the consolidation of its two U.K. plants. The results of operations of the Specialty Fasteners Products segment for the period ended July 1, 2001 reflects the discontinuation of depreciation and amortization for the businesses the Company announced it intends to sell (Engineered Rings, Hose Clamps and TCR).

(b) The results of operations of the Aerospace Products segment for the period ended July 1, 2001 reflects the discontinuation of depreciation and amortization for the Aerospace Rivet Manufacturers business which the Company had announced it intends to sell.

(c) Corporate expenses for the period ended July 1, 2001 include loan forbearance fees of $1,059.

(d) Interest expense for the period ended July 2, 2000 includes a write-off of bank loan fees of $1,148.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references to three month periods in this Management's Discussion refer to the three month period ended July 1, 2001 for fiscal year 2002 and the three month period ended July 2, 2000 for fiscal year 2001. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

MANAGEMENT INITIATIVES AND RESTRUCTURING

On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), aerospace rivet (Aerospace Rivet Manufacturers Corp), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA) and hose clamp operations (Breeze Industrial and Pebra). The Company also announced that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. In association with the restructuring, the Company stated it would suspend the payment of its quarterly dividend and recognize a non-recurring charge in the fourth fiscal quarter of 2001 related to anticipated losses on the sale of several of these businesses as well as the provision for severance and other costs associated with these divestitures. Proceeds from the sales of the businesses will be used to repay debt and to refocus the Company's efforts on the design, manufacture and marketing of specialized aerospace equipment.

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

On July 10, consistent with the aforementioned actions, the Company completed the previously announced sale of its Breeze Industrial and Pebra hose clamp businesses in the U.S. and Germany, respectively, to Industrial Growth Partners and the current management team of these divested companies for $46.2 million in cash. Proceeds were used to repay debt. Breeze Industrial's land and building is scheduled to be sold in the second fiscal quarter of 2002 for expected proceeds of $1.1 million (net of associated debt).

The Company expects additional net non-cash write-offs of goodwill in fiscal 2002 resulting from the divestiture process, including a gain on the July 10, 2001 sale of its Breeze Industrial Products and Pebra hose clamp businesses and an anticipated non-cash loss resulting from the planned sale of the TransTechnology Engineered Components business.

RESULTS OF OPERATIONS

Net sales for the three-month period in 2002 were $79.0 million compared to $84.4 million in 2001.

Gross profit was $22.4 million compared to $21.8 million in 2001. The gross profit reported in 2002 includes the benefit of discontinued depreciation expense for the business units the Company announced it planned to divest, which included the hose clamp (Breeze Industrial and Pebra), its retaining rings, TCR, and Aerospace Rivet Manufacturers businesses. This reduced depreciation expense improved gross margins in 2002 by $1.8 million over 2001, which included full depreciation expense for these business units. The gross profit in 2001 included a plant consolidation charge related to its U.K. operations of $1.3 million.

General, administrative and selling expenses were $12.0 million in 2002 compared to $14.7 million in 2001. The reduction in general, administrative and selling expense in 2002 is partly attributable to the elimination of amortization of intangible assets in the amount of $0.4 million related to those business units the Company announced it would divest.

Operating profit in 2002 was $12.8 million compared to $10.7 million in 2001. Operating profit in 2002 reflects the benefit of $2.2 million of reduced depreciation and amortization as discussed above. The Operating profit in 2001 included a plant consolidation charge of $1.3 million.

Interest expense in 2002 was $8.1 million compared to $8.9 million in 2001. Interest expense in 2001 included an accelerated write-off of $1.1 million of bank fees related to the refinancing of the bridge loan. In 2002 the Company's interest expense was adversely affected by higher effective interest rates reflecting increased bank margins over LIBOR and Base (Prime) lending rates and increased borrowing at Base rates rather than the LIBOR rates in 2002 compared to 2001.

Net income was $0.8 million in 2002 compared to a loss of $0.8 million in 2001.

New orders in 2002 were $88.8 million compared to $84.3 million in 2001. The backlog of unfilled orders was $108.4 million at July 1, 2001, compared to $109.5 million at July 2, 2000.

Changes in net sales, gross margin, expenses, bookings and backlog are discussed below by segment.

SPECIALTY FASTENER PRODUCTS SEGMENT

Note: Effective April 1, 2001, the Aerospace Rivet Manufacturers business had been transferred from the Specialty Fastener Products Segment to the Aerospace Segment to reflect the Company's change in direction and the fact that the customers for these products are in the aerospace industry. All related historical financial data has been restated to reflect this transfer.

Net sales for the segment were $57.2 million in 2002 compared to $66.6 million in 2001. Net sales were down 7% in the hose clamps businesses related to weak demand in the heavy-duty truck markets. Net sales decreases of 17% in the Engineered Components and 18% at the TCR businesses were directly attributable to weakness in the U.S. production of new cars.

Net sales in the Engineered Rings businesses were down 12% in 2002 compared to 2001, primarily at the U. K. operation due to production inefficiencies associated with the plant consolidation and, to a lesser extent, in the U.S. Sales at the German and Brazilian Rings businesses, in dollar terms, were flat from last year. Approximately $1.1 million of the sales decline in 2002 results from the exchange rate weakness of the British pound and deutschemark.

Gross margin for the segment was $14.6 million in 2002 compared to $15.9 million in 2001. 2001 included a charge for plant consolidation of $1.3 million. 2002 included the benefit of reporting no depreciation expense for the businesses announced to be sold which improved gross margins by $1.6 million. Before the effect of discontinuing depreciation for the businesses announced to be sold, gross margin levels were lower at the Hose Clamp businesses due to reduced volume. Gross margin was lower at the Engineered Components business, reflecting lower volume and a slight reduction in the gross margin rate as a result of pricing pressures. Gross margin at the Engineered Rings business in Germany was up substantially, reflecting volume increases and an improvement in the gross margin rate.

Gross margin in the U.K. rings business was down from 2001 as a result of production inefficiencies associated with the plant consolidation and lower volume levels.

General, administrative and selling expenses were down by $1.7 million in 2002 from 2001 as a result of cost reduction programs in place.

New orders for the segment were $55.9 million in 2002 compared to $67.5 million in 2001. New orders were down $2.3 million in the hose clamps businesses reflecting weakness in the heavy truck markets, $2.4 million in Engineered Components and $0.7 million at TCR as a result of slowdown in U.S. auto production during the period, and $5.6 million in the Engineered Rings businesses, primarily in the U.K. and U.S. markets. Backlog was $52.2 million at July 1, 2001 compared to $63.9 million at July 2, 2000.

AEROSPACE PRODUCTS SEGMENT

Note: Effective April 1, 2001, the Aerospace Rivet Manufacturers business had been transferred from the Specialty Fastener Products Segment to the Aerospace Products Segment. All related historical financial data has been restated to reflect this transfer.

Net sales for the segment were $21.8 million in 2002 compared to $17.7 million in 2001. Sales increased 25%, 13%, and 39% for Breeze-Eastern, Norco, and Aerospace Rivet Manufacturers, respectively. All increases were based on strong product demand and to a lesser extent, pricing improvements.

Gross margin reported by Breeze-Eastern increased by 29% in 2002 over 2001 primarily attributable to higher volume and to a lesser extent, improved pricing. Gross margin at Norco increased 9% over the same period. Aerospace Rivet Manufacturers reported higher gross margins over 2001 based primarily on higher sales activity.

General, selling and administrative expenses for the segment were essentially flat in 2002 as compared to 2001.

Operating profit increased $1.8 million over 2001 due to the above factors.

Order intake for the segment was $32.9 million in 2002 compared to $16.8 million in 2001. Bookings were up $14.9 million at Breeze-Eastern and $1.4 million at Norco reflecting strong market demand. Backlog at July 1, 2001 for the segment was $56.2 million compared to $45.6 million at July 2, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's credit facilities are considered short term and reflect the terms of the forbearance agreement with its lenders (the "Lenders"). The Company plans to reduce debt by selling several of its fastener business units, and has taken action and initiated discussions with interested parties. The terms of sale of each business unit are subject to the approval of the Lenders. The Company's debt-to-capitalization ratio was 84% as of July 1, 2001 which is unchanged from March 31, 2001.

The current ratio as of July 1, 2001 was 0.40, compared to 0.41 as of March 31, 2001. Working capital was ($187.0) million at July 1, 2001, compared to ($190.8) million from March 31, 2001. The change in working capital for the three months ended July 1, 2001 was primarily due to the receipt of a tax refund in the amount of $5.6 million. Total debt as of July 1, 2001 was $267.5 million or $5.0 million less than the March 31, 2001 amount.

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

The Company has unused borrowing capacity for both domestic and international operations of $4.2 million as of July 1, 2001, including letters of credit. The Revolver and Term Loan are secured by the Company's assets. As of July 1, 2001, the Company had total borrowings of $266.3 million which have a current weighted-average interest rate of 12.3%.

Borrowings under the Revolver as of July 1, 2001, were $158.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of July 1, 2001, none of the Company's outstanding borrowings utilized LIBOR because the terms of the forbearance agreement precluded the Company's option to borrow at LIBOR pending the achievement of $50 million in debt reduction which was not deemed satisfied until the sale of the Breeze Industrial and Pebra hose clamp businesses on July 10, 2001 for $46.2 million was completed.

Borrowings under the Term Loan as of July 1, 2001, were $31.3 million. As discussed above, the Term Debt, as well as all other debt under the Credit Facility, has been classified as currently payable to reflect the forbearance agreement in place. Effective July 10, 2001 the Term Loan was repaid in full with the Breeze Industrial and Pebra sale proceeds.

Management believes that the Company's plan to divest several of its business units in order to reduce debt, along with the anticipated cash flow from its retained business operations, will be sufficient to support working capital, capital expenditure, and debt service costs. The amount and timing of proceeds from such sales is subject to market and other conditions which the Company cannot control. Capital expenditures in the first quarter of 2002 were $0.7 million compared to $1.8 million in 2001. The Company expects capital expenditures in 2002 to be lower than the 2001 amount due to its planned lower capital spending levels and planned business unit dispositions.

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

INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

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

Any number of factors could affect future operations and results, including, without limitation, the Company's ability to dispose of some or all of the business operations proposed for divestiture for the consideration currently estimated to be received by the Company or within the timeframe anticipated by the Company; the Company's ability to arrive at a mutually satisfactory amendment of its credit facilities with its lenders, if required; in the event of divestiture, the Company's ability to be profitable with a smaller and less diverse base of operations that will generate less revenue; the value of replacement operations, if any; general industry and economic conditions; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business and/or to provide adequate financing for parties interested in purchasing operations identified for divestiture; and those specific risks that are discussed in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

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

At July 1, 2001, the Company had one outstanding forward exchange contract to sell the equivalency of $10.0 million of Deutsche marks. This contract relates to a hedge of an intercompany loan made to its German subsidiary. At July 1, 2001, if this forward contract was closed out, the Company would receive approximately $0.3 million (the difference between the fair value of all outstanding contacts and the contract amounts). A 10% fluctuation in exchange rates for these currencies against the U.S. dollar would change the fair value of the outstanding exchange contract by $0.9 million. However, since this contract hedges foreign currency denominated transactions, any change in the fair value of the contracts would be offset by changes in the underlying value of the transaction being hedged.

The Company enters into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At July 1, 2001, the Company had entered into interest rate swap agreements to convert $125.0 million of floating interest rate debt to fixed rate. At July 1, 2001, the fair value of these swap agreements was approximately ($3.3) million. Under SFAS No. 133 the fair value of these contracts has been reflected in the Company's balance sheet at July 1, 2001.

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

(a)     Exhibits

        None


(b)     Form 8-K filed by the Company on July 25, 2001.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRANSTECHNOLOGY CORPORATION
                                     (Registrant)


Dated:  August 13, 2001         By:        /s/Joseph F. Spanier
                                     ------------------------------------------
                                     JOSEPH F. SPANIER, Vice President
                                      Treasurer and Chief Financial Officer*


     *On behalf of the Registrant and as Principal Financial and Accounting Officer.