Form 10-Q
period 2001-09-30
TRANSTECHNOLOGY CORP
filed 2001-11-19
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                  As of November 8, 2001, the total number of outstanding shares of registrant's one class of common stock was 6,183,968.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.   Financial Information                                         Page No.
                                                                        --------
  Item 1.    Financial Statements......................................     2

             Statements of Consolidated Operations--
             Three and Six Month Periods Ended September 30, 2001
             and October 1, 2000.......................................     3

             Consolidated Balance Sheets--
             September 30, 2001 and March 31, 2001.....................     4

             Statements of Consolidated Cash Flows--
             Six Month Periods Ended September 30, 2001 and
             October 1, 2000...........................................     5

             Notes to Consolidated Financial Statements................   6-12


  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................  13-18

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk    19


PART II.  Other Information

  Item 1.    Legal Proceedings.........................................    20

  Item 4.    Submission of Matters to a Vote of Security Holders.......    20

  Item 6.    Exhibits and Reports on Form 8-K..........................    20

SIGNATURES.............................................................    21

EXHIBIT 10.45..........................................................  22-37

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2001.

Information provided herein as of March 31, 2001 and for the three and six month periods ended October 1, 2000 has been restated to give effect to the reporting of the Company's Specialty Fasteners Business Segment as discontinued operations as discussed in Note 4 to the Financial Statements.







                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       -----------------------------------   -----------------------------------
                                                       SEPTEMBER 30, 2001  OCTOBER 1, 2000   SEPTEMBER 30, 2001  OCTOBER 1, 2000
                                                       ------------------  ---------------   ------------------  ---------------
                                                                             (Restated)                            (Restated)
Net sales                                                 $    19,250        $    18,105        $    41,046        $    35,837
Cost of sales                                                  12,476             11,693             26,472             23,442
                                                          -----------        -----------        -----------        -----------
Gross profit                                                    6,774              6,412             14,574             12,395
                                                          -----------        -----------        -----------        -----------

General, administrative
    and selling expenses                                        5,089              5,804             10,485             11,859
Interest expense                                                2,555              1,758              3,985              3,481
Interest income                                                   (17)               (23)               (45)               (74)
Other income - net                                                (46)                40                (50)              (318)
Forbearance fees                                                1,103                 --              2,162                 --
Corporate office restructuring charge                           1,229                 --              1,229                 --
                                                          -----------        -----------        -----------        -----------
Loss from continuing operations
  before income tax benefit                                    (3,139)            (1,167)            (3,192)            (2,553)
Provision for income tax benefit                               (1,138)              (443)            (1,158)              (970)
                                                          -----------        -----------        -----------        -----------
    Net loss from continuing operations                        (2,001)              (724)            (2,034)            (1,583)

Discontinued operations:
    Income from sale of businesses and (loss) from
       operations of discontinued Fasteners Segment
       (less applicable income taxes (benefits) of
       $7,486 and ($632) for the three month
       periods ended September 30, 2001 and October
       1, 2000, respectively, and $7,999 and ($566)
       for the six month periods ended September
       30, 2001 and October 1, 2000, respectively)             15,575             (1,031)            16,414               (924)

    Loss on disposal of discontinued Fasteners
       Segment, including provision of $96 for
       operating losses during phase out period
       (less applicable income tax (benefits) of
       ($36,787) for the three and six month
       periods ended September 30, 2001)                      (68,180)                --            (68,180)                --
                                                          -----------        -----------        -----------        -----------

    Net loss                                              $   (54,606)       $    (1,755)       $   (53,800)       $    (2,507)
                                                          ===========        ===========        ===========        ===========

Basic loss per share:
    Loss from continuing operations                       $     (0.32)       $     (0.12)       $     (0.33)       $     (0.26)
    Loss from discontinued operations                           (8.51)             (0.17)             (8.38)             (0.15)
                                                          -----------        -----------        -----------        -----------

    Net loss                                              $     (8.83)       $     (0.29)       $     (8.71)       $     (0.41)
                                                          ===========        ===========        ===========        ===========
Diluted loss per share:
    Loss from continuing operations                       $     (0.32)       $     (0.12)       $     (0.33)       $     (0.26)
    Loss from discontinued operations                           (8.51)             (0.17)             (8.38)             (0.15)
                                                          -----------        -----------        -----------        -----------

    Net loss                                              $     (8.83)       $     (0.29)       $     (8.71)       $     (0.41)
                                                          ===========        ===========        ===========        ===========

Numbers of shares used in computation
    of per share information: (Note 1)
       Basic                                                6,178,000          6,171,000          6,177,000          6,162,000
       Diluted                                              6,178,000          6,171,000          6,177,000          6,162,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                                                                 (UNAUDITED)

                                                                                              SEPTEMBER 30, 2001   MARCH 31, 2001
                                                                                              ------------------   --------------
ASSETS                                                                                                               (Restated)
Current assets:
     Cash and cash equivalents                                                                    $   1,924          $   2,048
     Accounts receivable (net of allowance for doubtful accounts
        of $85 at September 30, 2001 and $58 at March 31, 2001)                                      13,931             20,309
     Inventories                                                                                     21,039             21,778
     Prepaid expenses and other current assets                                                        1,407                951
     Deferred income taxes                                                                            1,543              1,512
     Assets held for sale                                                                           137,771            263,771
                                                                                                  ---------          ---------
        Total current assets                                                                        177,615            310,369
                                                                                                  ---------          ---------

Property, plant and equipment                                                                        25,274             25,128
     Less accumulated depreciation and amortization                                                  13,037             12,625
                                                                                                  ---------          ---------
        Property, plant and equipment - net                                                          12,237             12,503
                                                                                                  ---------          ---------

Other assets:
     Notes receivable                                                                                    --                 61
     Costs in excess of net assets of acquired businesses (net of accumulated amortization:
        September 30, 2001, $1,064;  March 31, 2001, $953)                                           10,715             10,805
     Patents and trademarks (net of accumulated amortization:
        September 30, 2001, $47; March 31, 2001, $38)                                                   181                191
     Deferred income taxes                                                                           39,958             11,360
     Other                                                                                            8,373             11,342
                                                                                                  ---------          ---------
        Total other assets                                                                           59,227             33,759
                                                                                                  ---------          ---------
        Total                                                                                     $ 249,079          $ 356,631
                                                                                                  =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Callable long-term debt                                                                      $ 222,462          $ 271,307
     Current portion of long-term debt                                                                   --                 88
     Accounts payable - trade                                                                         5,113              6,707
     Accrued compensation                                                                             2,033              3,859
     Accrued income taxes                                                                               384              3,193
     Other current liabilities                                                                        9,294              9,028
                                                                                                  ---------          ---------
        Total current liabilities                                                                   239,286            294,182
                                                                                                  ---------          ---------
Long-term debt payable to banks and others                                                              272              1,055
                                                                                                  ---------          ---------
Deferred income taxes                                                                                 5,374              5,298
                                                                                                  ---------          ---------
Other long-term liabilities                                                                           5,614              4,221
                                                                                                  ---------          ---------
Stockholders' equity:
     Preferred stock - authorized, 300,000 shares; none issued                                           --                 --
     Common stock - authorized, 14,700,000 shares of $.01 par value;
        issued 6,730,908 at September 30, 2001, and 6,718,614 at March 31, 2001                          67                 67
     Additional paid-in capital                                                                      78,212             78,091
     Notes receivable from officers                                                                    (123)              (191)
     Accumulated deficit                                                                            (64,246)           (10,446)
     Accumulated other comprehensive loss                                                            (5,999)            (6,323)
     Unearned compensation                                                                             (304)              (253)
                                                                                                  ---------          ---------
                                                                                                      7,607             60,945
     Less treasury stock, at cost - (546,940 shares at September 30, 2001 and
        546,428 at March 31, 2001)                                                                   (9,074)            (9,070)
                                                                                                  ---------          ---------
        Total stockholders' equity                                                                   (1,467)            51,875
                                                                                                  ---------          ---------
        Total                                                                                     $ 249,079          $ 356,631
                                                                                                  =========          =========



See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)

                                                                                         SIX MONTHS ENDED
                                                                             ---------------------------------------
                                                                             SEPTEMBER 30, 2001      OCTOBER 1, 2000
                                                                             ------------------      ---------------
                                                                                                     (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(53,800)             $ (2,507)
Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Gain on sale of marketable securities                                              --                    (7)
     Depreciation and amortization                                                   1,938                 2,900
     Non-cash interest expense                                                       1,256                   200
     Provision for losses on accounts receivable                                       128                    --
     Change in assets and liabilities:
         Decrease (increase) in accounts and other receivables                       6,250                (2,125)
         Decrease in inventories                                                       739                   751
         (Increase) decrease in deferred taxes                                     (28,629)                1,654
         Decrease (increase) in other assets                                         1,387                (3,662)
         Decrease in net assets of discontinued businesses                          80,030                 4,999
         Decrease in accounts payable                                               (1,594)                 (747)
         (Decrease) increase in accrued compensation                                (1,826)                   50
         Decrease in income tax payable                                             (2,809)               (3,127)
         Increase (decrease) in other liabilities                                    1,628                (1,268)
                                                                                  --------              --------
     Net cash provided by (used in) operating activities
       in continued operations                                                       4,698                (2,889)
                                                                                  --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                  (146)                 (538)
Proceeds from sale of business                                                      46,203                    --
Proceeds from sale of fixed assets                                                      --                     6
Proceeds from sale of marketable securities                                             --                    11
Decrease in notes and other receivables                                                 --                    46
                                                                                  --------              --------
     Net cash used in investing activities in continued operations                  46,057                  (475)
                                                                                  --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:

(Reduction) increase in revolving credit, net                                      (11,153)                7,840
Repayments on term loan                                                            (38,750)               (3,750)
Repayments on other debt                                                              (984)                  (39)
Proceeds from subordinated debt                                                         --                75,000
Repayment on bridge loan                                                                --               (75,000)
Exercise of stock options and other                                                      8                    --
Dividends paid                                                                          --                  (799)
                                                                                  --------              --------
     Net cash (used in) provided by financing activities in
       continued operations                                                        (50,879)                3,252
                                                                                  --------              --------
Decrease in cash and cash equivalents                                                 (124)                 (112)
Cash and cash equivalents at beginning of period                                     2,048                   773
                                                                                  --------              --------
Cash and cash equivalents at end of period                                        $  1,924              $    661
                                                                                  ========              ========

Supplemental Information:
  Interest payments                                                               $ 13,372              $ 14,359
  Income tax payments                                                             $    532              $    892
  Increase in senior subordinated notes for paid-in-kind interest expense         $  1,149              $    200

----------

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)

NOTE 1.     Loss Per Share

         Basic loss per share is computed by dividing net loss by the weighted-average number of shares outstanding. Diluted loss per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

         The components of the denominator for basic loss per common share and diluted loss per common share are reconciled as follows:

                                                 Three Months Ended                           Six Months Ended
                                         --------------------------------           ---------------------------------
                                         September 30,         October 1,           September 30,          October 1,
                                             2001                 2000                   2001                 2000
                                         -------------         ----------           -------------          ----------
Basic Loss per Share:

  Weighted-average common
   stock outstanding for basic
   loss per share calculation                6,178                6,171                 6,177                6,162
                                         ============          ==========           =============          ==========

Diluted Loss per Common
   Share:

  Weighted-average common
   shares outstanding                        6,178                6,171                 6,177                6,162

  Stock options*                                --                   --                    --                   --
                                         -------------         ----------           -------------          ----------

Weighted-average common
  stock outstanding for diluted
  loss per share calculation                 6,178                6,171                 6,177                6,162
                                         =============         ==========           =============          ==========


     * Not including anti-dilutive stock options totaling 330 and 447 for the three and six month periods ended September 30, 2001, respectively, and 537 and 466 for the three and six month periods ended October 1, 2000, respectively. Also excludes anti-dilutive warrants totaling 428 for the three and six month periods ended September 30, 2001, and October 1, 2000.

NOTE 2.     Comprehensive (Loss) Income

         Comprehensive (loss) income for the three and six month periods ended September 30, 2001 and October 1, 2000 is summarized below.

                                                      Three Months Ended                          Six Months Ended
                                               --------------------------------           --------------------------------
                                               September 30,         October 1,           September 30,         October 1,
                                                   2001                 2000                  2001                 2000
                                               -------------         ----------           -------------         ----------
         Net loss                                $(54,606)            $ (1,755)             $(53,800)            $ (2,507)

         Other comprehensive
             (loss) income, net
             of tax:

           Foreign currency
             translation adjustment
             arising during period                 (1,451)                (668)                 (960)              (1,486)

           Reclassification adjust-
             ment for sale of invest-
             ment in foreign entity                 1,284                   --                 1,284                   --

         Fair value of financial
           instruments                              2,041                   --                    --                   --

         Unrealized investment
           holding loss                                --                   (1)                   --                   (6)
                                               -------------         ----------           -------------         ----------

         Total comprehensive
           loss                                  $(52,732)            $ (2,424)             $(53,476)            $ (3,999)
                                               =============         ==========           =============          =========


NOTE 3.     Inventories

         Inventories are summarized as follows:

                                                     September 30, 2001                    March 31, 2001
                                                     ------------------                    --------------
         Finished goods                                    $   707                             $   683

         Work in process                                     6,682                               6,664

         Purchased and
           manufactured parts                               13,650                              14,431
                                                     ------------------                    --------------

            Total                                          $21,039                             $21,778
                                                     ==================                    ==============

NOTE 4.     Discontinued Operations/Restructuring Activities

         On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units have been previously classified as the segment "Specialty Fasteners." The Company has reclassified these remaining business units as discontinued operations with the exception of Aerospace Rivet Manufacturing Corporation.

         The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $4.4 million and $11.1 million for the three and six month periods ended September 30, 2001, respectively, and $7.1 million and $14.3 million for the three and six month periods ended October 1, 2000, respectively. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

         On July 10, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. Proceeds from the sale were used to repay borrowings outstanding under the Credit Facility (Note 5).

         On November 16, 2001 the Company entered into an amended and restated definitive agreement (the "TTEC Agreement") for the sale of its Engineered Components division. The Company had previously disclosed in its press release dated October 18, 2001 that its net loss for the three months ended September 30, 2001 was $43.0 million, compared to a net loss of $1.8 million for the same period of the prior year, and that its net loss for the six months ended September 30, 2001 was $42.2 million, compared to a net loss of $2.5 million for the same period of the prior year. The results for the prior year and the six months ended September 30, 2001 as set forth in the release, had been recast to conform to discontinued operations treatment taking into account the expected sale price for the Company's Engineered Components division. Based on the sale price set forth in the TTEC Agreement, the Company has adjusted its accounting for its discontinued operations and is reporting a net loss for the three months ended September 30, 2001 of $54.6 million compared to $1.8 million for the same period of the prior year and a net loss for the six months ended September 30, 2001 of $53.8 million compared to a net loss of $2.5 million for the same period of the prior year.]

         Net sales and income from the discontinued operations were as follows:

                                                   Three Months Ended                     Six Months Ended
                                          -----------------------------------   -----------------------------------
                                          September 30, 2001  October 1, 2000   September 30, 2001  October 1, 2000
                                          ------------------  ---------------   ------------------  ---------------
         Net sales                            $  43,054          $  61,031          $ 100,263          $ 127,664

         Pre-tax (loss) from
           discontinued operations             (106,608)            (1,663)          (105,255)            (1,490)

         Pre-tax gain on disposal
           of Breeze Industrial/Pebra            24,701                 --             24,701                 --

         Income tax benefit                      29,302                632             28,788                566
                                              ---------          ---------          ---------          ---------
         Net (loss) from
           discontinued operations            $ (52,605)         $  (1,031)         $ (51,766)         $    (924)
                                              =========          =========          =========          =========

         The pre-tax loss from discontinued operations for the three and six month periods ended September 30, 2001, includes asset impairment charges of $94.4 million associated with writing down goodwill and property, plant and equipment to estimated realizable value. The loss also includes the write-off of capitalized bank loan fees of $2.7 million, the accrual for interest rate swap closeout costs of $5.0 million, and phase out costs associated with the dispositions of discontinued businesses. The Company anticipates that the sales of remaining discontinued businesses will be consummated by the second quarter of calendar year 2002.

         Assets and liabilities of the discontinued businesses were as follows:

                                                  September 30, 2001      March 31, 2001
                                                  ------------------      --------------
         Current assets                                $ 70,125              $ 84,247

         Property, plant and equipment                   48,523                68,751

         Other assets                                    58,180               147,390

         Current liabilities                             30,349                27,502

         Long-term liabilities                            8,708                 9,115
                                                       --------              --------

         Net assets of discontinued operations         $137,771              $263,771
                                                       ========              ========

         Net assets associated with discontinued operations have been classified as "assets held for sale" in the Consolidated Balance Sheets.

NOTE 5.     Long-term Debt Payable to Banks and Others

         Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                                           September 30, 2001       March 31, 2001
                                                           ------------------       --------------
         Credit agreement                -     11.10%          $ 145,023                $    --

         Credit agreement                -     10.50%                 --                  2,900

         Credit agreement                -      9.95%                 --                153,368

         Term loan                       -      9.06%                 --                 38,750

         Senior Subordinated Notes       -     16.00%             77,482                 76,332

         Other                           -      5.00%                397                  1,289
                                                               ---------                -------
                                                                 222,902                272,639
         Less current maturities and
           amounts callable by lenders                           222,462                271,395
         Less unamortized discount                                   168                    189
                                                               ---------                -------

         Total long-term debt                                  $     272                $ 1,055
                                                               =========                =======


         CREDIT FACILITIES - Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the credit facility (the "Credit Facility") as amended. Pursuant to discussions with the senior debt lenders (the "Lenders"), the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Facility. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, the Lenders agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements occurred in which case the forbearance termination date could be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million was to be repaid prior to June 27, 2001, which was deemed satisfied by the Lenders, because of the impending sale of the Company's Breeze Industrial and Pebra divisions in July 2001. Effective as of September 27, 2001, a further extension to the forbearance termination date was granted until December 21, 2001, provided that certain performance conditions are met and certain fees and increased interest charges are paid.

         Based on a signed sale agreement for its Engineered Components division entered into in August 2001, the Company had expected to repay the majority of the senior debt outstanding under the Credit Facility with proceeds from the expected sale of its Engineered Components business prior to September 27, 2001 and the Company entered into a new forbearance agreement with the lenders. The Engineered Components sale was not consummated as planned on September 27, 2001. However, the Company signed a revised agreement to sell this business on November 16, 2001 for $98.5 million, of which $96 million is cash.

         The current forbearance agreement, expiring on December 21, 2001, provides for an interest rate margin increase of one-half percent for so long as the Credit Facility exceeds $45 million. Additionally, $2.5 million of the outstanding revolver bears an interest rate of 25% per annum. This amount relates to the subordinated debt interest payment made on its scheduled due date of October 1, 2001. Under the forbearance agreement, the $2.5 million will be the last piece of the revolver paid.

         The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and adherence to borrowing limits as adjusted based on anticipated debt reduction. Other terms of the forbearance agreement include certain fees and reporting and consulting requirements. The Company has taken action to reduce its debt by preparing to sell its Engineered Components business as well as the other businesses in its Specialty Fasteners Products Segment in order to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

         The Company has unused borrowing capacity for both domestic and international operations of $8.0 million as of September 30, 2001, including letters of credit. The Credit Facility is secured by the Company's assets. As of September 30, 2001, the Company had total borrowings of $222.7 million which have a current weighted-average interest rate of 12.8%.

         Borrowings under the Credit Facility as of September 30, 2001, were $145.0 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of September 30, 2001, none of the Company's outstanding borrowings utilized LIBOR because the terms of the forbearance agreement precluded the Company's option to borrow at LIBOR until certain debt reduction levels are reached based on a sale of the Engineered Components business.

         Effective July 10, 2001 the Term Loan of $31.3 million was repaid in full with the Breeze Industrial and Pebra sale proceeds.

         The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Due to a decline in interest rates since the inception of these swap agreements, the value of the agreements has become unfavorable to the Company as discussed under Item 3 - Quantitative and Qualitative Disclosures about Market Risk. As of September 30, 2001, the Company recorded a charge and a liability in the amount of $5.1 million before tax to recognize the liability based on the expected retirement of the associated Credit Facility with the proceeds from the sale of the discontinued business units this fiscal year. This pre-tax charge to terminate these interest rate swap agreements is accordingly included with the loss on disposal of the discontinued Specialty Fasteners Segment.

         Under the Credit Facility agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. The Credit Facility restricts annual capital expenditures to $13.0 million in 2002 and $15.0 million thereafter, and contains other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels.

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

         The Warrants entitle the Purchasers to acquire in the aggregate 427,602 shares, or 6.5%, of the common stock of the Company at an exercise price of $9.93 a share, which represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital. In connection with the transaction, the Company and certain of its subsidiaries signed a Consent and Amendment Agreement with the Lenders under the Company's $250 million Credit Facility existing at that time, in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

         OTHER - As of September 30, 2001, the Company had $0.4 million of other long-term debt consisting of life insurance policies owned by the Company with a fixed interest rate of 5%.

NOTE 6.     Change in Accounting for Derivative Financial Instruments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The Company reported, within Discontinued Operations, a pre-tax charge of $5.0 million associated with the termination of interest rate swap agreements that will no longer be required when the Company repays its floating rate debt, which is anticipated with the sale of "discontinued" assets of the Company being held for sale.


NOTE 7.     New Accounting Standards

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 30, 2001 for fiscal year 2002 and the three and six month periods ended October 1, 2001 for fiscal year 2001. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

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

On April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units have been previously classified as the segment "Specialty Fasteners." With the exception of the aerospace rivet business, which has been subsequently taken off the market effective August 26, the Company has reclassified these remaining business units as discontinued operations in the quarter ended September 30, 2001.

The Company entered into amendments of its existing credit agreement under which the Company's senior lenders have agreed to forbearance with respect to the Company's continuing violations of certain covenants in the credit facility through December 21, 2001, subject to the Company meeting certain interim debt reduction and EBITDA targets. The Company's subordinated lenders also entered into a forbearance agreement with respect to the Company's expected violation of its net worth covenant as the result of write-offs as part of its restructuring plan.

The Company reported, on a pre-tax basis, asset impairment charges in the fourth fiscal quarter of 2001 of $67.9 million related to estimated losses on businesses to be sold, primarily related to the write-off of intangible assets and property.

On July 10, consistent with the aforementioned actions, the Company completed the previously announced sale of its Breeze Industrial and Pebra hose clamp businesses in the U.S. and Germany, respectively, to Industrial Growth Partners and the current management team of these divested companies for $46.2 million in cash. Proceeds were used to repay debt. Breeze Industrial's land and building was sold in the second fiscal quarter of 2002 for proceeds of $1.1 million (net of associated debt).

In the second fiscal quarter of 2002, as part of its restructuring program and included within the "discontinued operations" component of income, the Company reported an asset impairment pre-tax charge for its Engineered Components business of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was specifically related to a write-down of goodwill. In addition, a pre-tax charge was recorded in the amount of $8.6 million to reduce the carrying values of its Engineered Rings businesses to reflect revised estimates of expected net sales proceeds for these businesses. This charge resulted in a non-cash write-down of property, plant and equipment. Offsetting these charges was a pre-tax gain on the sale of its hose clamp businesses of $24.7 million. Consistent with accounting rules for discontinued businesses, the Company accrued future losses related to discontinued businesses of $4.0 million which include future interest expense associated with discontinued operations, offset by projected income from operations from these businesses through the expected disposal dates of the underlying assets. Also, in the second fiscal quarter, the Company recorded pre-tax charges of $7.7 million related to writing off capitalized bank loan origination fees under its Credit Agreement and the cost of closing out interest rate swap agreements (fair values) that have been required to convert floating rate debt to fixed rates. The estimated costs of closing out interest rate swap agreements had been recorded in other comprehensive income through the end of the first fiscal quarter of 2002. The Company expects to complete the sale of its discontinued businesses by the second quarter of calendar year 2002.

Income from operations that have been discontinued was $3.9 million and $11.9 million for the three and six month periods ended September 30, 2001, respectively. Income from operations that have been discontinued was $5.4 million and $12.8 million for the three and six month periods ended October 1, 2000, respectively.

A portion of the Company's interest expense was allocated to discontinued operations based upon the average net assets of continuing and discontinued operations. Interest expense allocated to discontinued operations was $4.4 million and $11.1 million for the three and six month periods ended September 30, 2001, respectively, and $7.1 million and $14.3 million for the three and six month periods ended October 1, 2000, respectively.

Following the divestiture of the fastener business units, the Company expects to have retired its senior bank debt and expects to reduce its corporate overhead by more than $4 million from its present $8.7 million level. Additionally, for tax purposes, the Company expects to have significant operating loss carry-forwards which will shelter future earnings from taxes for several years. The Company expects, when repositioned as an aerospace products manufacturer with revenues from new equipment sales, maintenance and service of existing equipment, and spare parts sales, to be significantly more profitable and less leveraged, with substantial growth opportunities. Management believes that the Company will present substantially more value to its shareholders after the restructuring than in its present form.

On November 16, 2001 the Company entered into an amended and restated definitive agreement (the "TTEC Agreement") for the sale of its Engineered Components division. The Company had previously disclosed in its press release dated October 18, 2001 that its net loss for the three months ended September 30, 2001 was $43.0 million, compared to a net loss of $1.8 million for the same period of the prior year, and that its net loss for the six months ended September 30, 2001 was $42.2 million, compared to a net loss of $2.5 million for the same period of the prior year. The results for the prior year and the six months ended September 30, 2001 as set forth in the release, had been recast to conform to discontinued operations treatment taking into account the expected sale price for the Company's Engineered Components division. Based on the sale price set forth in the TTEC Agreement, the Company has adjusted its accounting for its discontinued operations and is reporting a net loss for the three months ended September 30, 2001 of $54.6 million compared to $1.8 million for the same period of the prior year and a net loss for the six months ended September 30, 2001 of $53.8 million compared to a net loss of $2.5 million for the same period of the prior year.

a net loss for the six months ended September 30, 2001 of $53.8 million compared to a net loss of $2.5 million for the same period of the prior year.

RESULTS OF CONTINUING OPERATIONS

Effective August 26, 2001, the Company discontinued its Specialty Fasteners businesses with the exception of its Aerospace Rivet Manufacturers business. The discontinued businesses are expected to be sold by the second quarter of calendar year 2002. Continuing operations will be comprised of the Company's Breeze-Eastern, Norco and Aerospace Rivet Manufacturers (ARM) business units, formerly referred to as the Aerospace Segment.

Three month period, 2002 versus 2001

Net sales for the second quarter were $19.3 million in 2002 versus $18.1 million in 2001. The sales increase is related to strong demand.

Gross margin rates for the three business units were basically flat for the two periods.

General, sales and administrative expenses, as a percentage of sales, dropped from 32.1% in 2001 to 26.4% in 2002 reflecting higher sales levels and reduced expenses at all business units.

Interest expense for the period is based on allocations of interest expense to both continuing and discontinued operations based on underlying net asset values.

Bookings for the periods were $18.3 million in 2002 versus $23.2 million in 2001. Backlog at September 30, 2001 was $55.1 million.

During the 2002 period, the Company recorded forbearance fees associated with the Credit Agreement of $1.1 million. In addition, the $1.2 million of estimated costs associated with downsizing the Corporate office were recorded.

The loss from operations before income tax benefits was $3.1 million for the 2002 period versus $1.2 million in 2001.

Six month period, 2002 versus 2001

Net sales for the first six months of 2002 were $41.0 million versus $35.8 million in 2001. The sales increase is due to strong demand and, to a lesser extent, change in the sales mix of products sold.

Gross margin rates for the three business units rose from 34.6% to 35.6% resulting from moderate improvements at one of the business units.

General, sales and administrative expenses, as a percentage of sales, dropped from 33.1% in 2001 to 25.6% in 2002 reflecting higher sales levels and flat expenses at all business units.

Interest expense for the period is based on allocations of interest expense to both continuing and discontinued operations based on underlying net asset values.

Bookings for the periods were $51.2 million in 2002 versus $34.3 million in 2001.

During the 2002 period, the Company recorded forbearance fees of $2.2 million. In addition, as discussed above, the estimated cost of Corporate downsizing was recorded in the amount of $1.2 million.

The loss from operations before income tax benefits was $3.2 million in 2002 versus $2.6 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's credit facilities are classified as short term and reflect the terms of the forbearance agreement with its lenders (the "Lenders"). The Company reduced debt with the proceeds of $46.2 million from the sale of its Breeze Industrial and Pebra hose clamp businesses on July 10, 2001. The Company plans to sell its remaining Specialty Fasteners businesses in order to further reduce its debt during fiscal year 2002, and, accordingly, has classified the Specialty Fasteners business as Discontinued Operations in the Statement of Consolidated Operations and as Assets Held for Sale in the Consolidated Balance Sheets. The terms of sale of each business unit are subject to the approval of the Lenders. The Company's debt-to-capitalization ratio was 100.7% as of September 30, 2001, which is 16.7% higher than March 31, 2001. The higher ratio is mainly due to the reduction of equity resulting from the loss on disposal of the discontinued Specialty Fasteners Segment.

The current ratio as of September 30, 2001 was 0.74 compared to 1.06 as of March 31, 2001. Working capital was ($61.7) million at September 30, 2001, compared to $16.2 million from March 31, 2001. The change in working capital for the six months ended September 30, 2001 was mainly due to the debt reduction made possible by the sale of the Breeze Industrial and Pebra businesses for $46.2 million on July 10, 2001, as well as the reclassification of the Specialty Fasteners Segment assets and liabilities to Assets Held for Sale. Total debt as of September 30, 2001 was $222.7 million or $49.7 million less than the March 31, 2001 amount.

Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the credit facility (the "Credit Facility") as amended. Pursuant to discussions with the senior debt lenders (the "Lenders"), the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Agreement. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, the Lenders agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements occurred in which case the forbearance termination date could be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million was to be repaid prior to June 27, 2001, which was deemed satisfied by the Lenders, because of the impending sale of the Company's Breeze Industrial and Pebra divisions in July 2001. Effective as of September 27, 2001, a further extension to the forbearance termination date until December 21, 2001, was agreed to provided that certain performance conditions are met and certain fees and increased interest charges are paid.

Based on a signed sale agreement for its Engineered Components division entered into in August 2001,the Company had expected to repay the majority of the senior debt outstanding under the Credit Facility with proceeds from the expected sale of its Engineered Components business prior to September 27, 2001 and the Company entered into a new forbearance agreement with the lenders. The Engineered Components sale was not consummated as planned on September 27, 2001. However, the Company signed a revised agreement to sell this business on November 16, 2001 for $98.5 million, of which $96 million is cash.

The current forbearance agreement, expiring on December 21, 2001, provides for an interest rate margin increase of one-half percent for so long as the Credit Facility exceeds $45 million. Additionally, $2.5 million of the outstanding revolver bears an interest rate of 25% per annum. This amount relates to the subordinated debt interest payment made on its scheduled due date of October 1, 2001. Under the forbearance agreement, the $2.5 million will be the last piece of the revolver paid.

The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and adherence to borrowing limits as adjusted based on anticipated debt reduction. Other terms of the forbearance agreement include certain fees, reporting and consulting requirements. The Company has taken action to reduce its debt by preparing to sell its Engineered Components business as well as the other businesses in its Specialty Fasteners Products Segment in order to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

The Company has unused borrowing capacity for both domestic and international operations of $8.0 million as of September 30, 2001, including letters of credit. The Credit Facility is secured by the Company's assets. As of September 30, 2001, the Company had total borrowings of $222.7 million which have a current weighted-average interest rate of 12.8%.

Borrowings under the Credit Facility as of September 30, 2001, were $145.0 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of September 30, 2001, none of the Company's outstanding borrowings utilized LIBOR because the terms of the forbearance agreement precluded the Company's option to borrow at LIBOR until certain debt reduction levels are reached based on a sale of the Engineered Components business.

Effective July 10, 2001 the Term Loan of $31.3 million was repaid in full with the Breeze Industrial and Pebra sale proceeds.

Management believes that the Company's plan to divest its Specialty Fasteners Segment businesses in order to reduce debt, along with the anticipated cash flow from its retained business operations, will be sufficient to support working capital, capital expenditure, and debt service costs. The amount and timing of proceeds from such sales are subject to market and other conditions which the Company cannot control. Capital expenditures, including those related to discontinued operations, were $1.5 million for the six month period and $0.8 million in the three month period ended September 30, 2001, compared to $3.5 million and $1.7 million in the periods ended October 1, 2000. The Company expects capital expenditures in 2002 to be lower than the 2001 amount due to its planned lower capital spending levels and planned business unit dispositions.

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

The Company has used forward exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged have been intercompany loans, intercompany purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations. As of September 30, 2001, the Company has no outstanding forward currency contracts.

The Company has entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At September 30, 2001, the Company had entered into interest rate swap agreements to convert $125.0 million of floating interest rate debt to fixed rate. At September 30, 2001, the fair value of these swap agreements was approximately ($5.0) million. The Company has reported the impact of these swaps as a component of its reported loss on discontinued operations. It is assumed that the floating rate debt will be repaid at the conclusion of the disposition of its net assets of discontinued operations.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of the Company, held on September 13, 2001, all ten directors of the Company nominated for reelection were elected for a term of one year.

         The results of the voting on the election of directors were as follows:

                                        VOTES
                                         FOR            ABSTENTIONS
                                      ---------         -----------
         Daniel Abramowitz            4,678,712           579,776
         Gideon Argov                 4,670,351           588,137
         Walter Belleville            4,671,411           587,077
         Michael J. Berthelot         4,672,566           585,923
         Thomas V. Chema              4,671,272           587,216
         Jan Naylor Cope              4,670,414           588,074
         John Dalton                  4,671,385           587,103
         Michel Glouchevitch          4,670,351           588,137
         James A. Lawrence            4,673,411           585,077
         William Recker               4,670,422           588,066


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.45 Consent and Amendment No. 2 to Forbearance Agreement dated as of September 27, 2001, of Fleet National Bank and the other Lenders referred to therein.


(b) A report on Form 8-K/A dated September 24, 2001, was filed amending the Form 8-K filed on July 25, 2001, to report the July 10, 2001 sale by the Company of substantially all the assets of its Breeze Industrial and Pebra hose clamp businesses.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)


Dated:  November 19, 2001       By:    /s/Joseph F. Spanier
                                    --------------------------------------
                                    JOSEPH F. SPANIER, Vice President
                                    Treasurer and Chief Financial Officer*


 *On behalf of the Registrant and as Principal Financial and Accounting Officer.