Form 10-Q
period 2001-12-30
TRANSTECHNOLOGY CORP
filed 2002-02-13
CIK 99359

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2001

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

            As of February 7, 2002, the total number of outstanding shares of registrant's one class of common stock was 6,187,634.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


                                                                             Page No.
                                                                             --------
PART I.   Financial Information

  Item 1.  Financial Statements .........................................           2

           Statements of Consolidated Operations--
           Three and Nine Month Periods Ended December 30, 2001
           and December 31, 2000 ........................................           3

           Consolidated Balance Sheets--
           December 30, 2001 and March 31, 2001 .........................           4

           Statements of Consolidated Cash Flows--
           Nine Month Periods Ended December 30, 2001 and
           December 31, 2000 ............................................           5

           Notes to Consolidated Financial Statements ...................        6-13


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................       14-20

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk ...          21


PART II.   Other Information

  Item 1.  Legal Proceedings ............................................          22

  Item 6.  Exhibits and Reports on Form 8-K .............................          22

SIGNATURES ..............................................................          22

EXHIBIT 2.5 .............................................................      23-109

EXHIBIT 10.47 ...........................................................     110-125

EXHIBIT 10.48 ...........................................................     126-137

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 30, 2001, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2001.

Information provided herein as of March 31, 2001 and for the three and nine month periods ended December 31, 2000 has been restated to give effect to the reporting of the Company's Specialty Fasteners Business Segment as discontinued operations as discussed in Note 4 to the Financial Statements.




                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                            THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                       -----------------------------       -----------------------------
                                                       DECEMBER 30,      DECEMBER 31,      DECEMBER 30,      DECEMBER 31,
                                                          2001              2000              2001              2000
                                                       -----------       -----------       -----------       -----------
                                                                          (Restated)                          (Restated)
Net sales                                              $    21,357       $    21,222       $    62,403       $    57,059
Cost of sales                                               12,883            13,488            39,355            36,930
                                                       -----------       -----------       -----------       -----------
Gross profit                                                 8,474             7,734            23,048            20,129
                                                       -----------       -----------       -----------       -----------

General, administrative
     and selling expenses                                    5,147             6,064            15,632            17,923
Interest expense                                             2,437             2,003             6,422             5,484
Interest income                                                 (8)               (8)              (53)              (82)
Other income - net                                             (64)           (1,451)             (114)           (1,769)
Forbearance fees                                               473                --             2,635                --
Corporate office restructuring charge                          400                               1,629                --
                                                       -----------       -----------       -----------       -----------
Income (loss) from continuing operations
  before income taxes                                           89             1,126            (3,103)           (1,427)
Provision for income taxes (benefit)                            32               428            (1,126)             (542)
                                                       -----------       -----------       -----------       -----------
     Income (loss) from continuing operations                   57               698            (1,977)             (885)

Discontinued operations:
     Income from sale of businesses and (loss)
       from operations of discontinued Fasteners
       Segment (less applicable income taxes
       (benefits) of ($1,194) for the three month
       period ended December 31, 2000 and $8,012
       and ($1,760) for the nine month periods
       ended December 30, 2001 and December 31,
       2000, respectively)                                      --            (1,948)           16,414            (2,872)

     Loss on disposal of discontinued Fasteners
       Segment, including provision of $5,620 and
       $5,716 for operating losses during phase
       out periods (less applicable income tax
       benefits of ($2,321) and ($39,121) for the
       three and nine month periods ended
       December 30, 2001)                                   (6,272)               --           (74,452)               --
                                                       -----------       -----------       -----------       -----------
     Net loss                                          $    (6,215)      $    (1,250)      $   (60,015)      $    (3,757)
                                                       ===========       ===========       ===========       ===========

Basic earnings (loss) per share:
     Income (loss) from continuing operations          $      0.01       $      0.11       $     (0.32)      $     (0.14)
     Loss from discontinued operations                       (1.01)            (0.31)            (9.39)            (0.47)
                                                       -----------       -----------       -----------       -----------
     Net loss                                          $     (1.00)      $     (0.20)      $     (9.71)      $     (0.61)
                                                       ===========       ===========       ===========       ===========
Diluted earnings (loss) per share:
     Income (loss) from continuing operations          $      0.01       $      0.11       $     (0.32)      $     (0.14)
     Loss from discontinued operations                       (1.00)            (0.31)            (9.39)            (0.47)
                                                       -----------       -----------       -----------       -----------
     Net loss                                          $     (0.99)      $     (0.20)      $     (9.71)      $     (0.61)
                                                       ===========       ===========       ===========       ===========

Numbers of shares used in computation
     of per share information: (Note 1)
        Basic                                            6,184,000         6,171,000         6,179,000         6,165,000
        Diluted                                          6,250,000         6,171,000         6,179,000         6,165,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)


                                                              (UNAUDITED)
                                                              DECEMBER 30,       MARCH 31,
                                                                 2001              2001
                                                              -----------       -----------
                                                                                 (Restated)
ASSETS
Current assets:
     Cash and cash equivalents                                $       443       $     2,048
     Accounts receivable (net of allowance for
       doubtful accounts of $288 at December
       30, 2001 and $20 at March 31, 2001)                         15,110            20,309
     Inventories                                                   21,503            21,778
     Prepaid expenses and other current assets                      1,183               951
     Deferred income taxes                                          1,518             1,512
     Assets held for sale                                          38,925           263,771
                                                              -----------       -----------
         Total current assets                                      78,682           310,369
                                                              -----------       -----------

Property, plant and equipment                                      25,336            25,128
     Less accumulated depreciation and amortization                13,397            12,625
                                                              -----------       -----------
         Property, plant and equipment - net                       11,939            12,503
                                                              -----------       -----------

Other assets:
     Notes receivable                                                  57                61
     Costs in excess of net assets of acquired
       businesses (net of accumulated amortization:
       December 30, 2001, $1,105;  March 31, 2001, $953)           10,670            10,805
     Patents and trademarks (net of accumulated
       amortization: December 30, 2001, $52;
       March 31, 2001, $38)                                           177               191
     Deferred income taxes                                         44,368            11,360
     Other                                                          7,907            11,342
                                                              -----------       -----------
         Total other assets                                        63,179            33,759
                                                              -----------       -----------
         Total                                                $   153,800       $   356,631
                                                              ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Callable long-term debt                                  $   129,318       $   271,307
     Current portion of long-term debt                                 --                88
     Accounts payable  -  trade                                     5,349             6,707
     Accrued compensation                                           2,630             3,859
     Accrued income taxes                                           3,335             3,193
     Other current liabilities                                      7,620             9,028
                                                              -----------       -----------
         Total current liabilities                                148,252           294,182
                                                              -----------       -----------
Long-term debt payable to banks and others                            283             1,055
                                                              -----------       -----------
Deferred income taxes                                               5,314             5,298
                                                              -----------       -----------
Other long-term liabilities                                         5,487             4,221
                                                              -----------       -----------
Stockholders' equity:
     Preferred stock - authorized, 300,000
       shares;  none issued                                            --                --
     Common stock - authorized, 14,700,000
       shares of $.01 par value; issued
       6,734,241 at December 30, 2001, and
       6,718,614 at March 31, 2001                                     67                67
     Additional paid-in capital                                    78,241            78,091
     Notes receivable from officers                                  (123)             (191)
     Accumulated deficit                                          (70,461)          (10,446)
     Accumulated other comprehensive loss                          (3,914)           (6,323)
     Unearned compensation                                           (272)             (253)
                                                              -----------       -----------
                                                                    3,538            60,945
     Less treasury stock, at cost - 546,940
       shares at December 30, 2001 and
       546,428 shares at March 31, 2001)                           (9,074)           (9,070)
                                                              -----------       -----------
         Total stockholders' equity                                (5,536)           51,875
                                                              -----------       -----------
         Total                                                $   153,800       $   356,631
                                                              ===========       ===========


See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    UNAUDITED
                            (In Thousands of Dollars)


                                                                 NINE MONTHS ENDED
                                                           -----------------------------
                                                           DECEMBER 30,      DECEMBER 31,
                                                              2001              2000
                                                           -----------       -----------
                                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $   (60,015)      $    (3,757)
Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Gain on sale of marketable securities                         --               (13)
      Depreciation and amortization                              2,594             4,177
      Non-cash interest expense                                  1,890               889
      Provision for losses on accounts receivable                  235               (47)
      Change in assets and liabilities:
          Decrease (increase) in accounts and
            other receivables                                    5,027            (2,568)
          Decrease in inventories                                  275               460
          Increase in deferred taxes                           (33,013)              (28)
          Decrease in other assets                               1,749             2,494
          Decrease in net assets of discontinued
            businesses                                          87,839            10,899
          Decrease in accounts payable                          (1,357)             (334)
          (Decrease) increase in accrued compensation           (1,229)              442
          Increase (decrease) in income tax payable                142            (4,434)
          Decrease in other liabilities                           (287)             (864)
                                                           -----------       -----------
      Net cash provided by operating activities
        in continuing operations                                 3,850             7,316
                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                              (208)             (516)
Proceeds from sales of business                                139,325                --
Proceeds from sale of marketable securities                         --                56
Decrease in notes and other receivables, net                         8               223
                                                           -----------       -----------
      Net cash provided by (used in) investing
        activities in continuing operations                    139,125              (237)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
(Reduction) increase in revolving credit, net                 (144,612)            5,733
Repayments on term loan                                             --            (5,625)
Repayments on other debt                                            --               (61)
Proceeds from subordinated debt                                     --            75,000
Repayment on bridge loan                                            --           (75,000)
Debt issue costs                                                    --            (5,613)
Exercise of stock options and other                                 32                --
Dividends paid                                                      --            (1,198)
                                                           -----------       -----------
      Net cash used in financing activities in
        continuing operations                                 (144,580)           (6,764)
                                                           -----------       -----------
(Decrease) increase in cash and cash equivalents                (1,605)              315
Cash and cash equivalents at beginning of period                 2,048               773
                                                           -----------       -----------
Cash and cash equivalents at end of period                 $       443       $     1,088
                                                           ===========       ===========

Supplemental Information:
  Interest payments                                        $    18,923       $    10,309
  Income tax payments                                      $       637       $     1,418
  Increase in senior subordinated notes for
    paid-in-kind interest expense                          $     1,730       $       775


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)


NOTE 1. Earnings (loss) Per Share

      Basic earnings (loss) per share are computed by dividing net loss by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

      The components of the denominator for basic loss per common share and diluted loss per common share are reconciled as follows:

                                               Three Months Ended                 Nine Months Ended
                                          -----------------------------     -----------------------------
                                          December 30,     December 31,     December 30,     December 31,
                                             2001             2000             2001             2000
                                          -----------      -----------      -----------      -----------
Basic Earnings (Loss) per
  Common Share:

  Weighted-average common
   stock outstanding for basic
   loss per share calculation                   6,184            6,171            6,179            6,165
                                          ===========      ===========      ===========      ===========

Diluted Earnings (Loss) per
  Common Share:

  Weighted-average common
   shares outstanding                           6,184            6,171            6,179            6,165

  Stock options*                                   66               --               --               --
                                          -----------      -----------      -----------      -----------

Weighted-average common
  stock outstanding for diluted
  loss per share calculation                    6,250            6,171            6,179            6,165
                                          ===========      ===========      ===========      ===========


      * Not including anti-dilutive stock options totaling 337 for the three and nine month periods ended December 30, 2001, and 524 and 485 for the three and nine month periods ended December 31, 2000, respectively. Also excludes anti-dilutive warrants totaling 428 for the three and nine month periods ended December 31, 2000.

NOTE 2. Comprehensive Loss

      Comprehensive loss for the three and nine month periods ended December 30, 2001 and December 31, 2000 is summarized below.

                                                Three Months Ended                   Nine Months Ended
                                          ------------------------------      ------------------------------
                                          December 30,      December 31,      December 30,      December 31,
                                             2001              2000              2001              2000
                                          -----------       -----------       -----------       -----------
      Net loss                            $    (6,215)      $    (1,250)      $   (60,015)      $    (3,757)

      Other comprehensive (loss)
        income, net of tax:

      Foreign currency
        translation adjustment
        arising during period                    (328)             (213)           (1,288)           (1,699)

      Less:  reclassification ad-
        justment for sale of invest-
        ment in foreign entity                  1,258                --             2,542                --

      Reclassification adjustment
        for minimum pension-
        liability due to sale
        of business                             1,155                --             1,155                --

      Unrealized investment
        holding loss arising
        during period                              --                --                --                (6)

      Reclassification adjustment
        for gains included in net
        income                                     --                10                --                10
                                          -----------       -----------       -----------       -----------

      Total comprehensive loss            $    (4,130)      $    (1,453)      $   (57,606)      $    (5,452)
                                          ===========       ===========       ===========       ===========


NOTE 3. Inventories

      Inventories are summarized as follows:

                                                    December 30,      March 31,
                                                       2001             2001
                                                    -----------      -----------
      Finished goods                                $       734      $       683

      Work in process                                     6,949            6,664

      Purchased and
        manufactured parts                               13,820           14,431
                                                    -----------      -----------

        Total                                       $    21,503      $    21,778
                                                    ===========      ===========

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

      The accompanying financial statements have been restated to conform to discontinued operations treatment for all historical periods presented. A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $3.2 million and $14.3 million for the three and nine month periods ended December 30, 2001, respectively, and $6.2 million and $20.5 million for the three and nine month periods ended December 31, 2000, respectively. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

      On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. Proceeds from the sale were used to repay borrowings outstanding under the Credit Facility (Note 5).

      On December 5, 2001, the Company sold its TransTechnology Engineered Components ("TTEC") businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. $93.1 million in cash was received at closing and $2.9 million was received on January 17, 2002. The cash proceeds of the sale were used to repay borrowings outstanding under the Credit Facility. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

      On January 31, 2002, the Company announced that it had signed a definitive agreement to sell substantially all of the manufacturing assets of its German retaining ring business, Seeger-Orbis GmbH & Co. OHG to Barnes Group Inc. for cash consideration of $20 million. The sale is expected to close in the Company's fiscal fourth quarter.

Net sales and losses from the discontinued operations were as follows:

                                       Three Months Ended                   Nine Months Ended
                                  ------------------------------      ------------------------------
                                  December 30,      December 31,      December 30,      December 31,
                                      2001              2000              2001              2000
                                  -----------       -----------       -----------       -----------
Net sales                         $    32,851       $    57,075       $   133,114       $   184,739
                                  ===========       ===========       ===========       ===========
Pre-tax (loss) from
  discontinued operations              (8,593)           (3,142)         (113,848)           (4,632)

Pre-tax gain on disposal
  of Breeze Industrial/Pebra               --                --            24,701                --

Income tax benefit                      2,321             1,194            31,109             1,760
                                  -----------       -----------       -----------       -----------
Net loss from
  discontinued operations         $    (6,272)      $    (1,948)      $   (58,038)      $    (2,872)
                                  ===========       ===========       ===========       ===========

The pre-tax loss of $8.6 million for the three month period ended December 30, 2001, includes a non-cash goodwill impairment charge related to TCR of $4.0 million, additional non-cash property, plant and equipment impairment charges associated with the Rings businesses of $1.1 million, and additional net phase out costs of $3.5 million.

The pre-tax loss from discontinued operations of $113.8 million for the nine month period ended December 30, 2001, includes non-cash goodwill impairment of TTEC of $85.8 million, non-cash impairment of the Rings property, plant and equipment of $9.7 million, the accrual of swapped interest costs of $5.7 million, the non-cash write-off of capitalized loan fees of $2.7 million, non-cash impairment of TCR goodwill of $4.0 million and net operating losses of $5.9 million.

Pre-tax losses for the three and nine month periods ended December 31, 2000, include operating income/losses and allocated interest expense related to these periods.

Assets and liabilities of the discontinued businesses were as follows:

                                                    December 30,       March 31,
                                                        2001             2001
                                                    -----------      -----------
Current assets                                      $    38,778      $    84,247
Property, plant and equipment                            15,819           68,751
Other assets                                              9,265          147,390
Current liabilities                                      20,297           27,502
Long-term liabilities                                     4,640            9,115
                                                    -----------      -----------
Net assets of discontinued operations               $    38,925      $   263,771
                                                    ===========      ===========

Net assets associated with discontinued operations have been classified as "assets held for sale" in the Consolidated Balance Sheets.

NOTE 5. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                                    December 30,      March 31,
                                                        2001             2001
                                                    -----------      -----------
Credit agreement                    --  7.25%       $     3,945      $        --
Credit agreement                    --  6.87%            47,354
Credit agreement                    -- 10.50%                --            2,900
Credit agreement                    --  9.95%                --          153,368
Term loan                           --  9.06%                --           38,750
Senior Subordinated Notes           -- 16.00%            78,078           76,332
Other                               --  5.00%               397            1,289
                                                    -----------      -----------
                                                        129,774          272,639
Less current maturities and
  amounts callable by lenders                           129,318          271,395
Less unamortized discount                                   173              189
                                                    -----------      -----------

Total long-term debt                                $       283      $     1,055
                                                    ===========      ===========


CREDIT FACILITIES - Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the senior credit facility (the "Credit Facility") as amended. Pursuant to discussions with the senior debt lenders (the "Lenders"), the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agree not to exercise certain of their rights and remedies under the Credit Facility. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, the Lenders agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements occurred in which case the forbearance termination date could be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million was to be repaid prior to June 27, 2001, which was deemed satisfied by the Lenders, because of the impending sale of the Company's Breeze Industrial and Pebra divisions in July 2001. Effective as of September 27, 2001, a further extension to the forbearance termination date was granted until December 21, 2001, provided that certain performance conditions were met and certain fees and increased interest charges were paid.

Effective December 5, 2001, the Company sold its Engineered Components division for $98.5 million including cash of $93.1 million, which was used to retire senior debt. An additional $2.9 million in cash was received on January 17, 2002. In anticipation of this debt reduction, a further extension to the forbearance termination date was granted effective December 4, 2001 until March 27, 2002 provided certain conditions were met. Under the terms of this current forbearance agreement the Company's option to borrow at rates based either on the prime rate, or the London Interbank Offered Rate

("LIBOR") became permitted after having been precluded in the prior forbearance agreement. The current forbearance agreement retains a provision that $2.5 million of the outstanding revolver bears an interest rate of 25% per annum. This amount relates to the subordinated debt interest payment made on its scheduled due date of October 1, 2001. Under the forbearance agreement, the $2.5 million will be the last piece of the revolver paid. The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and adherence to borrowing limits as adjusted based on anticipated debt reduction. Other terms of the forbearance agreement include certain fees and reporting and consulting requirements. This agreement was further amended on January 31, 2002, to modify certain provisions with respect to borrowing limits.

The Company has taken action to reduce its debt by selling its Breeze-Industrial, Pebra, and Engineered Components business as well as taking action to arrange for the sale of the other businesses in its Specialty Fasteners Products Segment so as to be in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

The Company has unused borrowing capacity for both domestic and international operations of $15.2 million as of December 30, 2001, including letters of credit. The Credit Facility is secured by the Company's assets. As of December 30, 2001, the Company had total borrowings of $129.6 million, which have a current weighted-average interest rate of 12.4% excluding the impact of interest rate swaps. The impact of interest rate swaps as further discussed below was provided for as a charge to discontinued operations in the three month period ended September 30, 2001. The interest rate swap contracts provide for a fixed rate of interest on $125 million notional amount of debt, which currently exceeds the Company's outstanding variable rate based debt by approximately $74 million.

Borrowings under the Credit Facility as of December 30, 2001, were $51.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of December 30, 2001, $47.4 million of the Company's outstanding borrowings utilized LIBOR.

Effective July 10, 2001, the Term Loan of $31.3 million was repaid in full with the Breeze Industrial and Pebra sale proceeds.

The Credit Facility requires the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company has, accordingly, provided for this protection by means of interest rate swap agreements which have fixed the rate of interest on $50.0 million of debt at a base rate of 5.48% through May 4, 2002, and $75.0 million of debt at a base rate of 6.58% through March 3, 2003. Due to a decline in interest rates since the inception of these swap agreements, the value of the agreements has become unfavorable to the Company as discussed under Item 3 - Quantitative and Qualitative Disclosures about Market Risk. At September 30, 2001, the Company recorded a charge and a liability in the amount of $5.1 million before tax to recognize the liability based on the expected retirement of the associated Credit Facility with the proceeds from the sale of the discontinued business units this fiscal year. The Company increased this charge by $0.6 million in the third quarter. This pre-tax charge to terminate these interest rate swap agreements is accordingly included with the loss on disposal of the discontinued Specialty Fasteners Segment.

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

      Management is in the process of pursuing a restructuring of the senior debt to assure sufficient working capital and provide liquidity to the Company. The items of and the amounts available under such a credit facility are subject to negotiation with prospective lenders. Management expects to complete the proposed refinancing before the expiration of the current forbearance on March 27, 2002.

      SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9%, declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's Credit Facility.

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

      OTHER - As of December 30, 2001, the Company had $.4 million of other long-term debt consisting of life insurance policies owned by the Company with a fixed interest rate of 5%.


NOTE 6. Change in Accounting for Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. The Company reported, within Discontinued Operations, a pre-tax charge of $5.7 million associated with the termination of interest rate swap agreements that will no longer be required when the Company repays its floating rate debt, which is anticipated with the sale of "discontinued" assets of the Company being held for sale.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


All references to three and nine month periods in this Management's Discussion refer to the three and nine month periods ended December 30, 2001 for fiscal year 2002 and the three and nine month periods ended December 31, 2001 for fiscal year 2001. Also, when referred to herein, operating profit means net sales less operating expenses, without deduction for general corporate expenses, interest and income taxes.

MANAGEMENT INITIATIVES AND RESTRUCTURING

On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA) and hose clamp operations (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. The Company also announced that it had retained an investment banking firm to consider further strategic and business initiatives following these actions. In association with the restructuring, the Company stated it would suspend the payment of its quarterly dividend and recognize a non-recurring charge in the fourth fiscal quarter of 2001 related to anticipated losses on the sale of several of these businesses as well as the provision for severance and other costs associated with these divestitures. Proceeds from the sales of the businesses will be used to repay debt and to refocus the Company's efforts on the design, manufacture and marketing of specialized aerospace equipment.

On April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units have been previously classified as the segment "Specialty Fasteners." The Company has reclassified these remaining business units as discontinued operations in the quarter ended September 30, 2001, with the exception of Aerospace Rivet Manufacturers Corp.

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

In the second fiscal quarter of 2002, as part of its restructuring program and included within the "discontinued operations" component of income, the Company reported a pre-tax asset impairment charge for its Engineered Components business of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was specifically related to a write-down of goodwill. In addition, a pre-tax charge was recorded in the amount of $8.6 million to reduce the carrying values of its Engineered Rings businesses to reflect revised estimates of expected net sales proceeds for these businesses. This charge resulted in a non-cash write-down of property, plant and equipment. Offsetting these charges was a pre-tax gain on the sale of its hose clamp businesses of $24.7 million. Consistent with accounting rules for discontinued businesses, the Company accrued future losses related to discontinued businesses of $4.0 million which include future interest expense associated with discontinued operations, offset by projected income from operations from these businesses through the expected disposal dates of the underlying assets. Also, in the second fiscal quarter, the Company recorded pre-tax charges of $7.7 million related to writing off capitalized bank loan origination fees under its Credit Agreement and the cost of closing out interest rate swap agreements (fair values) that have been required to convert floating rate debt to fixed rates. The estimated costs of closing out interest rate swap agreements had been recorded in other comprehensive income through the end of the first fiscal quarter of 2002. The Company expects to complete the sale of its discontinued businesses during the second quarter of calendar year 2002.

On December 5, 2001, the Company sold its TransTechnology Engineered Components ("TTEC") businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $93.1 million was paid in cash, $2.9 million was received on January 17, 2002, and the balance the assumption of certain liabilities related to the purchased businesses. The cash proceeds of the sale were used to retire debt. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

In anticipation of this debt reduction, a further extension to the forbearance termination date was granted effective December 4, 2001 until March 27, 2002 provided certain conditions were met. Under the terms of this current forbearance agreement the Company's option to borrow at rates based either on the prime rate, or the London Interbank Offered Rate ("LIBOR") became permitted after having been precluded in the prior forbearance agreement. The current forbearance agreement retains a provision that $2.5 million of the outstanding revolver bears an interest rate of 25% per annum. This amount relates to the subordinated debt interest payment made on its scheduled due date of October 1, 2001. Under the forbearance agreement, the $2.5 million will be the last piece of the revolver paid. The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and adherence to borrowing limits as adjusted based on anticipated debt reduction. Other terms of the forbearance agreement include certain fees and reporting and consulting requirements.

The net loss from operations that have been discontinued was $(6.3) million and $(58.0) million for the three and nine month periods ended December 30, 2001, respectively. The net loss from operations that have been discontinued was $(1.9) million and $(2.9) million for the three and nine month periods ended December 31, 2000, respectively.

A portion of the Company's interest expense was allocated to discontinued operations based upon the average net assets of continuing and discontinued operations for the periods presented. Interest expense allocated to discontinued operations was $3.2 million and $14.3 million for the three and nine month periods ended December 30, 2001, respectively, and $6.2 million and $20.5 million for the three and nine month periods ended December 31, 2000, respectively.

Following the divestiture of the remaining discontinued business units, the Company expects to have retired a substantial portion of its senior bank debt and expects to reduce its annual corporate overhead expense by more than $4 million from its present $8.7 million level. Additionally, for tax purposes, the Company expects to have significant operating loss carry-forwards, which should shelter future earnings from taxes for several years. The Company expects, when repositioned as an aerospace products manufacturer with revenues from new equipment sales, maintenance and service of existing equipment, and spare parts sales, to be significantly more profitable and less leveraged, with substantial growth opportunities. Management believes that the Company will present substantially more value to its shareholders after the restructuring than in its present form.


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

Three month period, 2002 versus 2001

Net sales for the third quarter were $21.4 million in 2002 versus $21.2 million in 2001. Product demand continues to be strong.

Gross margin rates in total rose to 39.7% from 36.4% for the three month periods ended December 30, 2001 and December 31, 2000, respectively. The improvement in the gross margins was related to cost controls and a favorable product mix.

General, sales and administrative expenses, as a percentage of sales, dropped from 28.6% in 2001 to 24.1% in 2002 reflecting higher sales levels and reduced expenses at all business units.

Interest expense for the period is based on allocations of interest expense to both continuing and discontinued operations based on underlying net asset values.

Bookings for the periods were $20.7 million in 2002 versus $19.8 million in 2001. Backlog at December 30, 2001 was $54.4 million.

During the 2002 period, the Company recorded forbearance fees associated with the Credit Agreement of $0.5 million. In addition, the $0.4 million of additional estimated costs associated with downsizing the Corporate office were recorded.

The income from operations before income taxes was $0.1 million for the 2002 period versus $1.1 million in 2001.

Nine month period, 2002 versus 2001

Net sales for the first nine months of 2002 were $62.4 million versus $57.1 million in 2001. The sales increase is due to strong demand and, to a lesser extent, change in the sales mix of products sold.

Gross margin rates for the three business units rose from 35.3% to 36.9% resulting from moderate improvements at one of the business units.

General, sales and administrative expenses, as a percentage of sales, dropped from 31.4% in 2001 to 25.1% in 2002 reflecting higher sales levels and flat expenses at all business units.

Interest expense for the period is based on allocations of interest expense to both continuing and discontinued operations based on underlying net asset values.

Bookings for the periods were $71.8 million in 2002 versus $59.7 million in 2001.

During the 2002 period, the Company recorded loan forbearance fees of $2.6 million. In addition, as discussed above, the estimated cost of Corporate restructuring was recorded in the amount of $1.6 million.

The loss from operations before income tax benefits was $3.1 million in 2002 versus $1.4 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's credit facilities are classified as short term and reflect the terms of the forbearance agreement with its lenders (the "Lenders"). The Company reduced debt by $46 million with the proceeds from the sale of its Breeze Industrial and Pebra hose clamp businesses on July 10, 2001, and by $96 million with the proceeds from its sale of its Engineered Components business on December 5, 2001. The Company plans to sell its remaining Specialty Fasteners businesses in order to further reduce its debt during fiscal year 2002, and, accordingly, has classified the Specialty Fasteners business as Discontinued Operations in the Statement of Consolidated Operations and as Assets Held for Sale in the Consolidated Balance Sheets. The terms of sale of each business unit are subject to the approval of the Lenders. The Company's debt-to-capitalization ratio was 105% as of December 30, 2001, which is 21% higher than March 31, 2001. The higher ratio is mainly due to the reduction of equity resulting from the projected loss on disposal of the discontinued Specialty Fasteners Segment.

The current ratio as of December 30, 2001 was 0.53 compared to 1.05 as of March 31, 2001. Working capital was ($69.6) million at December 30, 2001, compared to $16.2 million from March 31, 2001. The change in working capital for the nine months ended December 30, 2001, was mainly due to the debt reduction made possible by the sale of the Breeze Industrial and Pebra businesses on July 10, 2001, and the sale of the Engineered Components business for $96 million on December 6, 2001 and an additional non-cash impairment charge of the Engineered Components, Rings and TCR businesses. Cash proceeds were $139.3 million from the sale of Breeze Industrial, Pebra and the Engineered Components businesses. Total debt as of December 30, 2001 was $129.6 million or $142.8 million less than the March 31, 2001 amount.

Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the senior credit facility (the "Credit Facility") as amended. Pursuant to discussions with the senior debt lenders (the "Lenders"), the Company and the Lenders agreed to an amendment to the Credit Facility to include a forbearance agreement as well as certain other fees and conditions, including the suspension of dividend payments. During the forbearance period the Lenders agreed not to exercise certain of their rights and remedies under the Credit Facility. The Company has, accordingly, classified its bank debt as "current" to reflect the fact that the forbearance period is less than one year. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended by an additional amendment to March 29, 2001. This additional amendment also reduced the Revolver from $200 million to $175 million with an additional sub-limit on usage at $162 million. Prior to the March 29, 2001 expiration date, the Lenders agreed to extend the termination date until June 27, 2001, provided that certain performance and debt reduction requirements occurred in which case the forbearance termination date could be further extended under similar terms and conditions until September 27, 2001. The debt reduction requirements of the forbearance agreement stipulated that $50 million was to be repaid prior to June 27, 2001, which was deemed satisfied by the Lenders, because of the impending sale of the Company's Breeze Industrial and Pebra divisions completed in July 2001. Effective July 10, 2001, the Term Loan of $31.3 million was repaid in full with the Breeze Industrial and Pebra sale proceeds. Effective as of September 27, 2001, a further extension to the forbearance termination date was granted until December 21, 2001, provided that certain performance conditions were met and certain fees and increased interest charges were paid.

In anticipation of additional plans for asset dispositions and debt reduction, a further extension to the forbearance termination date was granted effective December 4, 2001, until March 27, 2002, provided certain conditions were met. Under the terms of this current forbearance agreement, the Company's option to borrow at rates based either on the prime rate, or the London Interbank Offered Rate ("LIBOR"), became permitted after having been precluded in the prior forbearance agreement. The current forbearance agreement contains a provision that $2.5 million of the outstanding revolver bear an interest rate of 25% per annum. This provision relates to the subordinated debt interest payment made when due on October 1, 2001. Under the forbearance agreement, the $2.5 million will be the last piece of the revolver paid. The forbearance agreement also requires the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and adherence to borrowing limits as adjusted based on anticipated debt reduction. The forbearance agreement was further amended on January 31, 2002, to modify certain provisions with respect to borrowing limits. Other terms of the forbearance agreement include fees and reporting and consulting requirements.

The Company has taken action to reduce its debt by selling its Breeze-Industrial, Pebra, and Engineered Components business. The Company is actively marketing for sale the other businesses in its Specialty Fasteners Products Segment which should result in an improved financial position to negotiate further amendments or borrowing alternatives. The Company has made all of its scheduled interest and principal payments on a timely basis. Various factors, including changes in business conditions, anticipated proceeds from the sale of operations and economic conditions in domestic and international markets in which the Company competes, will impact the restructuring results and may affect the ability of the Company to restore compliance with the financial ratios specified in the existing Credit Facility.

On January 31, 2002, the Company announced that it had signed a definitive agreement to sell substantially all of the manufacturing assets of its German retaining ring business, Seeger-Orbis GmbH & Co. OHG to Barnes Group Inc. for cash consideration of $20 million. The sale is expected to close in the Company's fiscal fourth quarter.

Under the Credit Facility, the Company has unused borrowing capacity for both domestic and international operations of $15.2 million as of December 30, 2001, including letters of credit. The Credit Facility is secured by the Company's assets. As of December 30, 2001, the Company had total borrowings of $129.6 million which have a current weighted-average interest rate of 12.4%, excluding the impact of interest rate swaps. The impact of interest rate swaps as further discussed below was provided for as a charge to discontinued operations in the three month period ended September 30, 2001. The interest rate swap contracts provide for a fixed rate of interest on $125 million notional amount of debt, which currently exceeds the Company's outstanding variable rate based debt by approximately $74 million.

Borrowings under the Credit Facility as of December 30, 2001, were $51.3 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of December 30, 2001, $47.4 million of the Company's outstanding borrowings utilized LIBOR.

Management is in the process of pursuing a restructuring of the senior debt to assure sufficient working capital and provide liquidity to the Company. The items of and the amounts available under such a credit facility are subject to negotiation with prospective lenders. Management expects to complete the proposed refinancing before the expiration of the current forbearance on March 27, 2002.

Management believes that the Company's plan to divest its Specialty Fasteners Segment businesses in order to reduce debt, along with the anticipated cash flow from its retained business operations, will be sufficient to support working capital, capital expenditure, and debt service costs. The amount and timing of proceeds from such sales are subject to market and other conditions which the Company cannot control. Capital expenditures, including those related to discontinued operations, were $2.1 million for the nine month period and $0.4 million in the three month period ended December 30, 2001, compared to $4.5 million and $1.0 million in the periods ended December 31, 2000. The Company expects capital expenditures in 2002 to be substantially lower than the 2001 amount due to its planned lower capital spending levels and planned business unit dispositions.

EURO CURRENCY

Effective January 1, 1999, eleven countries comprising the European Union established fixed foreign currency exchange rates and adopted a common currency unit designated as the "Euro." The Euro has since become publicly traded and is currently used in commerce during the present transition period which ended January 1, 2002, at which time a Euro denominated currency was issued and replaced those currencies of the eleven member countries. The transition to the Euro has not resulted in problems for the Company to date, and is not expected to have any material adverse impact on the Company's future operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company periodically enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties are major financial institutions.

The Company has used forward exchange contracts to hedge the currency fluctuations in transactions denominated in foreign currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. The principal transactions hedged have been intercompany loans, intercompany purchases and trade flows. Gains and losses on forward foreign exchange contracts and the offsetting gains and losses on hedged transactions are reflected in the Statement of Consolidated Operations. As of December 30, 2001, the Company has no outstanding forward currency contracts.

The Company has entered into interest rate swap agreements to manage its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments without exchanging the notional principal amount. Payments or receipts on the swap agreements are recorded as adjustments to interest expense. At December 30, 2001, the Company had entered into interest rate swap agreements to convert $125.0 million of floating interest rate debt to fixed rate. At December 30, 2001, the fair value of these swap agreements was approximately ($4.7) million. The Company has reported the impact of these swaps as a component of its reported loss on discontinued operations. It is assumed that a major portion of floating rate debt will be repaid at the conclusion of the disposition of its net assets of discontinued operations.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      2.5 Purchase Agreement regarding Real Property and Moveable Assets dated as of January 31,2002 among Seeger-Orbis GmbH & Co. OHG, TransTechnology Corporation, TransTechnology GB Ltd., Barnes Group GmbH & Co. OHG and Barnes Group, Inc.

      10.47 Consent, Amendment Agreement No. 4 to Credit Agreement and Amendment No. 3 to Forbearance Agreement dated as of December 4, 2001 among the Company, its Senior Lenders and Fleet National Bank, as Administrative Agent.

      10.48 Consent, Amendment Agreement No. 5 to Credit Agreement and Amendment No. 4 to Forbearance Agreement dated as of January 31, 2002 among the Company, its Senior Lenders and Fleet National Bank, as Administrative Agent.

(b) A report on Form 8-K dated December 6, 2001, was filed on December 21, 2001, to report the December 5, 2001 sale by the Company of its subsidiary TransTechnology Engineered Components, LLC to a company formed by affiliates of Kohlberg & Company, L.L.C.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)

Dated: February 11, 2002          By:  /s/Joseph F. Spanier
                                       --------------------
                                       JOSEPH F. SPANIER, Vice President
                                       Treasurer and Chief Financial Officer*


   * On behalf of the Registrant and as Principal Financial and Accounting Officer.