Form 10-K
period 2002-03-31
TRANSTECHNOLOGY CORP
filed 2002-06-27
CIK 99359

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended March 31, 2002
                                      OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of June 20, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $63,590,699. (See Item 12)

     As of June 20, 2002, the registrant had 6,190,866 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's Annual Report for the fiscal year ended March 31, 2002 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

         TransTechnology Corporation develops, manufactures and sells products primarily used in the aerospace industry. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.


RESTRUCTURING

         On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units have previously been classified as the "Specialty Fasteners Segment." The Company has reclassified these business units as discontinued operations.

         On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. In a related transaction, the Company sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million. Proceeds from the sale were used to repay borrowings outstanding under the company's Second Amended and Restated Credit Agreement with Fleet National Bank and the other lenders therein (the "Credit Facility").

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

         On February 21, 2002, the Company sold its Seeger-Orbis retaining ring business in Germany to Barnes Group Inc. for $20.0 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Credit Facility. The balance sheet of the Company contains a non-current asset and a non-current liability in the amount of $3.1 million relating to the pension plan of Seeger-Orbis. These amounts represent the legal liability of the Company under German law and the indemnification received from the buyer of the business for that liability.

         On April 16, 2002, the Company sold its Aerospace Rivet Manufacturers Corporation subsidiary to Allfast Fastening Systems, Inc. for $3.2 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Credit Facility.

         On May 30, 2002, the Company sold substantially all of the assets and business of its domestic retaining ring business, TransTechnology Engineered Rings Inc. (USA), to a newly formed entity controlled by SeaView Capital LLC for $3.7 million, of which $2.9 million was cash and $.8 million was a promissory note. The company also received warrants to purchase 5% of the purchaser's equity.

         As of June 21, 2002, the Company continues to own and operate TCR Inc., its cold-heading and screw machine operation, TransTechnology (GB) Ltd., its UK retaining ring business, and TransTechnology Brasil Ltda., its Brazilian retaining ring operation. Each of these companies is held for sale and their operations are included in discontinued operations for all of the periods included in this report.


CORE BUSINESS

         As a result of the above referenced restructuring program, TransTechnology Corporation's core business area is aerospace products.

         The company conducts its aerospace business through its Breeze-Eastern division and its Norco, Inc. (Norco) subsidiary. Breeze-Eastern and Norco are the world's leading designers and manufacturers of sophisticated helicopter rescue hoists, cargo winches, cargo hook systems, mechanical components such as hold open rods, and application-specific mechanical and linear motion systems. These products are sold primarily to military and civilian agencies and aerospace contractors.


PRODUCTS

         The Company's aerospace products are designed, developed and manufactured by Breeze-Eastern and Norco. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to hoisting weapons into position on carrier based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs. Norco designs, develops and manufactures mechanical components and systems such as hold open rods, quick connect/disconnect locking systems, helicopter blade restraint systems, latch assemblies, safety locks and application-specific mechanical systems. Its power transmission line of products includes rollnuts, rollnut longspan assemblies, ball reversers, ball oscillators, Flennor assemblies and other application-specific linear motion assemblies. Power transmission products are used in a wide range of commercial and industrial applications, including medical testing equipment and manufacturing equipment for use in the paper, pulp, and textile industries.

         Breeze-Eastern and Norco sell their products through internal marketing representatives and several independent sales representatives and distributors.

         The Aerospace Product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2002, the backlog of unfilled orders was $43.7 million, compared to $40.2 million at March 31, 2001. The majority of the March 31, 2002 backlog is expected to be shipped during fiscal 2003.


DEFENSE INDUSTRY SALES

         Approximately 43% of the Company's consolidated net sales in 2002, as compared to 40% and 37% in 2001 and 2000, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.


ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 12 of "Notes to Consolidated Financial Statements" included in the Company's 2002 Annual Report on page 20 which is incorporated herein by reference.


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


EMPLOYEES

         As of June 17, 2002, the Company employed 841 people. There were 286 persons employed with the aerospace products operations, 9 with the corporate office, and 546 in businesses held for sale.


FOREIGN OPERATIONS AND SALES

         The company has no foreign-based facilities used in its continuing operations. The Company had export sales of $26.9 million, $24.9 million and $24.0 million in fiscal 2002, 2001 and 2000, respectively, representing 37%, 35% and 39% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net export sales by geographic area and domicile of customers are set forth in the 2002 Annual Report in Note 13 of "Notes to Consolidated Financial Statements" on page 20 and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                                              Owned or
         Location                     Use of Premises                           Leased              Sq. Ft
         --------                     ---------------                         ----------            ------
Liberty Corner, New Jersey            Executive Offices                         Leased               13,000



Union, New Jersey                     Breeze-Eastern offices                    Owned               188,000
                                      and manufacturing plant

Ridgefield, Connecticut               Norco, Inc. offices and                   Owned                35,000
                                      manufacturing plant


        The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in California, Pennsylvania, New York, and New Jersey. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale or are under contract for sale. In addition, the company owns or leases property that is used in businesses held for sale in Spain, France, England, Brazil and Minnesota.

        The lease on the Company's Executive Offices expires in August 2002 at which time the Executive Offices will be relocated into the Company's facility in Union, New Jersey.


ITEM 3.  LEGAL PROCEEDINGS

        The information required has been included in Note 12 of "Notes to Consolidated Financial Statements" included in the Company's 2002 Annual Report on page 20 and is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2002.

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


                                       High                Low
         Fiscal 2001
             First Quarter          $  14.69             $  8.44
             Second Quarter            11.37                6.12
             Third Quarter              7.31                2.87
             Fourth Quarter             6.75                3.75

         Fiscal 2002
             First Quarter          $   9.02             $  5.00
             Second Quarter            14.79                8.60
             Third Quarter             13.50                9.60
             Fourth Quarter            10.20                8.90


        As of June 20, 2002, the number of stockholders of record of the Common Stock was 1,731. On June 20, 2002, the closing sales price of the Common Stock was $11.20 per share.

        The Company paid a regular quarterly dividend of $0.065 per share on June 1, September 1 and December 1, 2000. On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.


ITEM 6.  SELECTED FINANCIAL DATA

        The information required has been included in the Company's 2002 Annual Report on page 1 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required has been included in the Company's 2002 Annual Report on pages 22-28 and is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required has been included in the Company's 2002 Annual Report on page 28 and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial Statements: The information required has been included in the Company's 2002 Annual Report on pages 7-21 and is incorporated herein by reference.

        Quarterly Financial Data: The information required has been included in Note 15 of Notes to Consolidated Financial Statements in the Company's 2002 Annual Report on page 21 and is incorporated herein by reference.

        Financial Statement Schedules:

                  Schedule II --

                  Consolidated Valuation and Qualifying Accounts for years ended March 31, 2002, 2001 and 2000.

                  Schedules referenced in Article 5 of Regulation S-X, other than that listed above, are not required and have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Certain of the information required by this item is contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

         For purposes of the calculation of the aggregate market value of voting stock held by non-affiliates, the Company has assumed that the shares of Common Stock beneficially owned by Dr. Arch C. Scurlock are not held by an affiliate of the Company.

        SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:


                                   Number of Securities to     Weighted Average Exercise
                                   be Issued Upon Exercise       Price of Outstanding             Number of Securities
                                   of Outstanding Options,      Options, Warrants and             Remaining Available
         Plan Category             Warrants and Rights                  Rights                    for Future Issuance
         -------------             -----------------------     -------------------------          --------------------
Equity Compensation Plans
Approved by Security Holders               540,547                         $16.30                         809,453

Equity Compensation Plans Not
Approved by Security Holders (1)                 0                             --                              --
                                         -------------               -------------                   -------------

Total                                      540,547                         $16.30                         809,453
                                         =============               =============                   =============

(1) Each of the Company's compensation plans have been previously approved by security holders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Financial Statements, Schedules and Exhibits:

         1.       Financial Statements:

                  Consolidated Balance Sheets at March 31, 2002 and 2001

                  Statements of Consolidated Operations for the years ended March 31, 2002, 2001 and 2000

                  Statements of Consolidated Cash Flows for the years ended March 31, 2002, 2001 and 2000

                  Statements of Consolidated Stockholders' Equity (Deficit) for the years ended March 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  Independent Auditors' Report

         2.       Financial Statement Schedules

                  Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2002, 2001 and 2000

         3.       Exhibits:

                  The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.


(b)  Reports on Form 8-K:

                  1. On February 19, 2002 the Registrant filed an amended 8-K including the Pro Forma
                       Financial Statements regarding the
                       disposition of its Engineered Components division.

                  2.   On March 8, 2002 the Registrant filed an
                       8-K to report the closing of the
                       disposition of its wholly-owned
                       subsidiary, Seeger-Orbis GmbH & Co., OHG.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  June 21, 2002

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


   Signature                                          Title                                 Date
   ---------                                          -----                                 ----
/s/Michael J. Berthelot            Chairman of the Board, President                     June 21, 2002
----------------------------        and Chief Executive Officer
MICHAEL J. BERTHELOT               (Principal Executive Officer)



/s/Joseph F. Spanier               Vice President, Chief Financial Officer              June 21, 2002
----------------------------       and Treasurer
JOSEPH F. SPANIER                  (Principal Financial and Accounting Officer)



/s/Daniel Abramowitz               Director                                             June 21, 2002
----------------------------
DANIEL ABRAMOWITZ


/s/Gideon Argov                    Director                                             June 21, 2002
----------------------------
GIDEON ARGOV


/s/Walter Belleville               Director                                             June 21, 2002
----------------------------
WALTER BELLEVILLE


/s/Thomas V. Chema                 Director                                             June 21, 2002
----------------------------
THOMAS V. CHEMA


/s/John H. Dalton                  Director                                             June 21, 2002
----------------------------
JOHN H. DALTON


/s/Michel Glouchevitch             Director                                             June 21, 2002
----------------------------
MICHEL GLOUCHEVITCH


/s/James A. Lawrence               Director                                             June 21, 2002
----------------------------
JAMES A. LAWRENCE


/s/Jan Naylor Cope                 Director                                             June 21, 2002
----------------------------
JAN NAYLOR COPE


/s/William J. Recker               Director                                             June 21, 2002
----------------------------
WILLIAM J. RECKER

INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:


We have audited the consolidated financial statements of TransTechnology Corporation and subsidiaries as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated June 14, 2002; such consolidated financial statements and report are included in your 2002 Annual Report and are incorporated herein by reference. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP

Parsippany, New Jersey
June 14, 2002

                         TRANSTECHNOLOGY CORPORATION

                                 SCHEDULE II

                CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                FOR YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                (IN THOUSANDS)

                                    BALANCE AT           CHARGED TO         CHARGED TO                             BALANCE
                                   BEGINNING OF          COSTS AND            OTHER                                  AT END
    DESCRIPTION                       PERIOD              EXPENSES           ACCOUNTS          DEDUCTIONS          OF PERIOD
    -------------------------     -----------------    ---------------    ---------------     -----------------    -----------
    2002
    ----

    Allowances for
    doubtful accounts
    and sales returns              $        30          $      369         $           -       $         8         $       391

                                                                                                       400
    Inventory reserves             $     2,044          $      716         $           -       $                   $     2,360


    Environmental                                                                                      355
    reserves                       $     2,440          $      163         $           -       $                   $     2,248


    Allowance for tax
    loss valuation                 $     9,646          $    4,857         $           -       $         -         $    14,503


    2001
    ----

    Allowances for
    doubtful accounts
    and sales returns              $        86          $       27         $           -       $        83         $        30


    Inventory reserves             $     1,740          $      541         $           -       $       237
237
237         $     2,044


    Environmental
    reserves                       $     1,914          $    1,158         $           -       $       632         $     2,440


    Allowance for tax
    loss valuation                 $         -          $    9,646         $           -       $         -         $     9,646


    2000
    ----

    Allowances for
    doubtful accounts
    and sales returns              $        26          $       83         $           -       $        23         $        86


    Inventory reserves             $     1,857          $      211         $           -       $       328         $     1,740


    Environmental
    reserves                       $     2,140          $      201         $           -       $       427         $     1,914


    Allowance for tax
    loss valuation                 $         -          $        -         $           -       $         -         $         -


                              INDEX TO EXHIBITS



3.1           Certificate of Incorporation of the Company. (1)

3.2           Bylaws of the Company Amended and Restated as of June 4, 2001.
              (18)

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

10.18 Form of First Amendment to Executive Severance Agreement with Officers of the Company. (11)

10.19 Form of First Amendment to Executive Severance Agreement with Subsidiary Presidents. (11)

10.20 Form of First Amendment to Executive Severance Agreement with Division Presidents. (11)

10.21 Form of First Amendment to Executive Severance Agreement with Overseas Subsidiary Managing Directors. (11)

10.22 Form of Second Amendment to Executive Severance Agreement with Officers of the Company. (18)

10.23 Form of Second Amendment to Executive Severance Agreement with Subsidiary Presidents. (18)

10.24 Form of Second Amendment to Executive Severance Agreement with Division Presidents. (18)

10.25 Form of Second Amendment to Executive Severance Agreement with Overseas Subsidiary Managing Directors. (18)

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

10.29 Form of Stock Option Agreement used under the Company's 1998 Non-Employee Directors' Stock Option Plan. (13)

10.30         1999 Long Term Incentive Plan of the Company. (13)

10.31 Form of Stock Option Agreement used under the Company's 1999 Long Term Incentive Plan. (15)

10.32 Form of Restricted Stock Award Agreement used under the Company's 1999 Long Term Incentive Plan. (15)

10.33 Second Amended and Restated Credit Agreement dated as of June 30, 1995, amended and restated as of July 24, 1998 and further amended and restated as of as of August 31, 1999 among TransTechnology Corporation, TransTechnology Seeger-Orbis GmbH, TransTechnology (GB) Limited, The Lenders referred to therein, BankBoston, N.A., acting through its London Branch, as Sterling Fronting Bank, BHF-Bank Aktiengesellschaft, as DM Fronting Bank, ABN AMRO Bank, N.V., as Syndication Agent, The First National Bank of Chicago, as Documentation Agent and BankBoston, N.A. as Administrative Agent and Issuing Bank. (14)

10.34 Securities Purchase Agreement dated as of August 29, 2000 by and among TransTechnology Corporation; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (16)

10.35 (i)     Warrant dated as of August 29, 2000 issued by TransTechnology
              Corporation to J.H. Whitney Mezzanine Fund, L.P. for 171,041
              shares of TransTechnology common stock. (16)

10.35 (ii)    Schedule of other substantially similar warrants issued by
              TransTechnology Corporation to other Purchasers under the Securities Purchase Agreement. (16)

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

10.41 Amendment Agreement No. 2 to the Second Amended and Restated Credit Agreement dated as of December 29, 2000 between the Company and Fleet National Bank and the other Lenders referred to therein. (17)

10.42 Amendment Agreement No. 3 to the Second Amended and Restated Credit Agreement dated as of January 31, 2001 between the Company and Fleet National Bank and the other Lenders referred to therein. (17)

10.43 Forbearance and Waiver Agreement dated as of March 29, 2001 between the Company, Fleet National Bank and the other Lenders referred to therein. (18)

10.44 Consent and Amendment to Forbearance Agreement of Fleet National Bank and the other Lenders referred to therein dated June 25, 2001. (18)

10.45 Consent and Amendment No. 2 to Forbearance Agreement of Fleet National Bank and the other Lenders referred to therein dated September 27, 2001. (19)

10.46 Amended and Restated Share and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 23,2001, between Registrant and KTIN Acquisition, LLC (20)

10.47 Consent, Amendment Agreement No. 4 to Credit Agreement and Amendment No. 3 to Forbearance Agreement dated as of December 4, 2001 among the Company, its Senior Lenders and Fleet National Bank, as Administrative Agent. (21)

10.48 Consent, Amendment Agreement No. 5 to Credit Agreement and Amendment No. 4 to Forbearance Agreement dated as of January 31, 2002 among the Company, its Senior Lenders and Fleet National Bank, as Administrative Agent. (21)

10.49 Amendment No. 5 to Forbearance Agreement dated as of March 27, 2002 among the Registrant, its Senior Lenders and Fleet National Bank, as Administrative Agent.

10.50 Consent, Amendment Agreement No. 6 to Credit Agreement and Amendment No. 6 to Forbearance Agreement dated as of April 3, 2002 among the Registrant, its Senior Lenders and Fleet National bank, as Administrative Agent.

13            Annual Report to Security Holders for the Fiscal Year ended
              March 31, 2002

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

(14) Incorporated by reference from the Company's Report on Form 8-K filed on November 12, 1999.

(15) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

(16) Incorporated by reference from the Company's Report on Form 8-K filed on September 14, 2000.

(17) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2000.

(18) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2001.

(19) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2001.

(20) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 21, 2001.

(21) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 2001.