Form 10-Q
period 2002-06-30
TRANSTECHNOLOGY CORP
filed 2002-08-14
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________


                          Commission file number 1-7872

                            -------------------------

                           TRANSTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)



                Delaware                                     95-4062211
    (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                      identification no.)
           700 Liberty Avenue                                   07938
      Union, New Jersey 07083-8198                           (Zip Code)
(Address of principal executive offices)


       Registrant's telephone number, including area code: (908) 688-2440



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X         No
                                 ---------        --------

          As of August 8, 2002, the total number of outstanding shares of registrant's one class of common stock was 6,192,376.

                           TRANSTECHNOLOGY CORPORATION


                                      INDEX


PART I.   Financial Information                                         Page No.
          ---------------------                                         --------

Item 1.  Financial Statements...........................................   2

         Statements of Consolidated Operations--
         Three Month Periods Ended June 30, 2002
         and July 1, 2001...............................................   3

         Consolidated Balance Sheets--
         June 30, 2002 and March 31, 2002...............................   4

         Statements of Consolidated Cash Flows--
         Three Month Periods Ended June 30, 2002 and
         July 1, 2001...................................................   5

         Notes to Consolidated Financial Statements..................... 6-13


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................ 14-22

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   23


PART II.   Other Information

Item 1.  Legal Proceedings..............................................   24

Item 6.  Exhibits and Reports on Form 8-K...............................   24

SIGNATURES................................................................. 24

EXHIBIT 21................................................................  25

EXHIBIT 99.1.............................................................   26

                          PART I. FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2002.

Information provided herein for the three month period ended July 1, 2001 has been restated to give effect to the reporting of the Company's Specialty Fasteners Business Segment as discontinued operations as discussed in Note 4 to the Financial Statements.







                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)

                                                        Three Months Ended
                                                  -----------------------------
                                                  June 30, 2002    July 1, 2001
                                                  -------------    ------------

Net sales                                          $    19,867      $    18,602
Cost of sales                                           10,923           11,156
                                                   -----------      -----------
Gross profit                                             8,944            7,446

General, administrative
    and selling expenses                                 4,431            4,942
Interest expense                                         3,078            1,432
Interest income                                            (11)             (28)
Other income - net                                         (13)              (4)
Forbearance fees                                           764            1,059
Income from continuing operations                  -----------      -----------
    before income taxes                                    695               45
Provision for income taxes                                 271               17
                                                   -----------      -----------
    Income from continuing operations                      424               28

Discontinued operations:
    Income from discontinued businesses
       (less applicable income taxes of $476)             --                778


    Loss on disposal of discontinued businesses
       including operating losses of $1,924
       (less applicable tax benefits of $750)           (1,174)            --
                                                   -----------      -----------

    Net (loss) income                              $      (750)     $       806
                                                   ===========      ===========

Basic earnings (loss) per share:
    Income from continuing operations              $      0.07      $      0.00
    (Loss) income from discontinued operations           (0.19)            0.13
                                                   -----------      -----------

    Net (loss) income                              $     (0.12)     $      0.13
                                                   ===========      ===========

Diluted earnings (loss) per share:
   Income from continuing operations               $      0.07      $      0.00
   (Loss) income from discontinued operations            (0.19)            0.13
                                                   -----------      -----------
    Net (loss) income                              $     (0.12)     $      0.13
                                                   ===========      ===========

Numbers of shares used in computation
    of per share information: (Note 1)

       Basic                                         6,192,000        6,172,000

       Diluted                                       6,240,000        6,183,000




See accompanying notes to unaudited consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)



                                                                            June 30, 2002    March 31, 2002
                                                                            -------------    --------------
                                                                             (Unaudited)


Assets
Current assets:
     Cash and cash equivalents                                                $     323        $      97
     Accounts receivable (net of allowance for doubtful accounts
        of $190 at June 30, 2002 and $391 at March 31, 2002)                     10,117           11,654
     Inventories                                                                 22,577           23,695
     Prepaid expenses and other current assets                                    2,124            1,111
     Income tax receivable                                                        2,089            7,600
     Deferred income taxes                                                        1,570            1,538
     Assets held for sale                                                        30,158           38,486
                                                                              ---------        ---------
        Total current assets                                                     68,958           84,181
                                                                              ---------        ---------

Property, plant and equipment :                                                  19,414           19,382
     Less accumulated depreciation and amortization                              11,808           11,572
                                                                              ---------        ---------
        Property, plant and equipment - net                                       7,606            7,810
                                                                              ---------        ---------

Other assets:
     Costs in excess of net assets of acquired businesses
        (net of $1,171 accumulated amortization)                                 10,584           10,584
     Deferred income taxes                                                       29,268           29,266
     Other                                                                       10,039           10,301
                                                                              ---------        ---------
        Total other assets                                                       49,891           50,151
                                                                              ---------        ---------
        Total                                                                 $ 126,455        $ 142,142
                                                                              =========        =========

Liabilities and Stockholders' Deficit
Current liabilities:
     Current portion of long-term debt                                        $   2,200        $    --
     Accounts payable - trade                                                     4,108            6,433
     Accrued compensation                                                         2,283            2,989
     Accrued income taxes                                                            51              449
     Liabilities of discontinued businesses                                      15,179           18,011
     Other current liabilities                                                   11,883           14,539
                                                                              ---------        ---------
        Total current liabilities                                                35,704           42,421
                                                                              ---------        ---------
Long-term debt payable to banks and others                                       98,992          107,564
                                                                              ---------        ---------
Deferred income taxes                                                             1,208            1,188
                                                                              ---------        ---------
Other long-term liabilities                                                       7,659            7,176
                                                                              ---------        ---------
Stockholders' deficit:
     Preferred stock - authorized, 300,000 shares;  none issued                    --               --
     Common stock - authorized, 14,700,000 shares of $.01 par value;
        issued 6,742,202 at June 30, 2002, and 6,739,264 at March 31, 2002           67               67
     Additional paid-in capital                                                  78,317           78,286
     Notes receivable from officer                                                 (123)            (123)
     Accumulated deficit                                                        (82,977)         (82,227)
     Accumulated other comprehensive loss                                        (3,051)          (2,888)
     Unearned compensation                                                         (238)            (236)
                                                                              ---------        ---------
                                                                                 (8,005)          (7,121)
     Less treasury stock, at cost - 549,826 shares at June 30, 2002 and
        548,186 shares at March 31, 2002)                                        (9,103)          (9,086)
                                                                              ---------        ---------
        Total stockholders' deficit                                             (17,108)         (16,207)
                                                                              ---------        ---------
        Total                                                                 $ 126,455        $ 142,142
                                                                              =========        =========


See accompanying notes to unaudited consolidated financial statements.

                         STATEMENTS OF CONSOLIDATED CASH FLOWS
                                      (UNAUDITED)
                               (In Thousands of Dollars)

                                                                                Three Months Ended
                                                                          ------------------------------
                                                                          June 30, 2002     July 1, 2001
                                                                          --------------    ------------

Cash Flows from Operating Activities:
  Net (loss) income                                                         $   (750)          $    806
  Adjustments to reconcile (net loss) net income to net cash provided by operating activities:
    Net income from discontinued operations, including
      asset impairments                                                         --                 (778)
    Loss on divestiture of discontinued businesses, net of tax                 1,174               --
    Depreciation and amortization                                                527              1,037
    Decrease in net assets of discontinued companies                          (1,778)            (5,530)
    Noncash interest expense                                                     636                626
    (Reduction of) provision for losses on accounts and notes receivable,
      and cost investments                                                      (189)                 4
    Changes in assets and liabilities - excluding the effects
      of acquisitions and dispositions:
      Decrease in accounts receivable and other receivables                    7,150             12,658
      Decrease in inventories                                                  1,118              1,158
      Increase in deferred taxes, net                                            (14)               (13)
      Increase in other assets                                                  (918)            (1,182)
      Decrease in accounts payable                                            (2,325)              (590)
      Decrease in accrued compensation                                          (706)            (1,615)
      Decrease in income taxes payable                                          (398)            (1,386)
      Decrease in other liabilities                                           (2,225)              (427)
                                                                            --------           --------
   Net cash provided by operating activities                                   1,302              4,768
                                                                            --------           --------
Cash Flows from Investing Activities:
Capital expenditures                                                             (31)               (56)
Proceeds from sales of businesses                                              6,100               --
Decrease in notes and other receivables                                         --                   83
                                                                            --------           --------
    Net cash provided by investing activities                                  6,069                 27
                                                                            --------           --------
Cash Flows from Financing Activities:
Payments on long-term debt                                                      --               (5,600)
Repayments of proceeds from other debt, net                                   (7,680)               336
Effect of exchange rate changes on debt                                          550                258
Exercise of stock options and other                                              (15)              --
                                                                            --------           --------
   Net cash used in financing activities                                      (7,130)            (5,006)
                                                                            --------           --------
Increase (decrease) in cash and cash equivalents                                 226               (211)
Cash and cash equivalents at beginning of period                                  97              2,337
                                                                            --------           --------
Cash and cash equivalents at end of period                                  $    323           $  2,126
                                                                            ========           ========
Supplemental information:
  Interest payments                                                         $  4,621           $  6,765
  Income tax payments                                                       $    185           $    603
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                        $    590           $    572


-------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements.

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

     The components of the denominator for basic loss per common share and diluted loss per common share are reconciled as follows:

                                                   Three Months Ended
                                      ---------------------------------------
                                        June 30, 2002         July 1, 2001
                                      ------------------     ----------------

  Basic Earnings (Loss) per
    Common Share:

    Weighted-average common
     stock outstanding for basic
     loss per share calculation             6,192                 6,172
                                      ==================     ================


  Diluted Earnings (Loss) per
    Common Share:

    Weighted-average common
     shares outstanding                     6,192                 6,172

    Stock options*                             48                    11
                                      ------------------     ----------------

  Weighted-average common stock
    outstanding for diluted earnings
    (loss) per share calculation            6,240                 6,183
                                      ==================     ================


     * Not including anti-dilutive stock options totaling 265 for the three month period ended June 30, 2002, and 451 for the three month period ended July 1, 2001, respectively. Also excludes anti-dilutive warrants totaling 428 for the three month periods ended June 30, 2002 and July 1, 2001.

NOTE 2.  Comprehensive Loss

     Comprehensive loss for the three month periods ended June 30, 2002 and July 1, 2001 is summarized below.

                                                        Three Months Ended
                                                   -----------------------------
                                                   June 30, 2002   July 1, 2001
                                                   -------------   -------------

 Net (loss) income                                     $(750)         $    806

 Other comprehensive income (loss), net of tax:

 Foreign currency translation adjustment
   arising during period                                (163)              491
                                                   -------------   -------------

 Total comprehensive (loss) income                   $  (913)         $  1,297
                                                   =============   =============


NOTE 3.  Inventories

     Inventories are summarized as follows:

                                                  June 30, 2002  March 31, 2002
                                                  -------------  --------------

         Finished goods                            $        2     $     209

         Work in process                                5,337         5,034

         Purchased and
           manufactured parts                           17,238       18,452
                                                  -------------  -----------

           Total                                       $22,577      $23,695
                                                  =============  ===========

NOTE 4.  Discontinued Operations/Restructuring Activities

     On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units have been previously classified as the segment "Specialty Fasteners." The Company has reclassified these business units as discontinued operations.

     The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $0.8 million for the three month period ended June 30, 2002, and $6.7 million for the three month period ended July 1, 2001. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

     During fiscal 2002, the Company determined that it would enter into a plan of restructuring so as to focus its resources and capital on its aerospace products business and exit the specialty fastener segment. As a result, this report includes in discontinued operations all of the operations that formerly made up the Specialty Fasteners segment of the Company, which included TransTechnology Engineered Components (sold in December 2001), Breeze Industrial Products and Pebra (sold in July 2001), TransTechnology Engineered Rings (of which the German operation was sold in February 2002; the US operation in May 2002; the UK operation in July 2002; and, the Brazilian operation in August 2002), Aerospace Rivet Manufacturers' Corporation (sold in April 2002) and TCR Corporation. Of the operations included in fiscal 2002's discontinued operations, only the US, UK and Brazilian retaining ring operations, the aerospace rivet business, and TCR were carried into fiscal 2003. As noted, the aerospace rivet business and US retaining ring business were sold in the first quarter of fiscal 2002, and the UK and Brazilian retaining ring operations were sold in the second quarter. Only TCR remains to be divested under the restructuring plan, and the Company expects that it will be divested during its second or third quarter of fiscal 2003.

     Net sales and losses from the discontinued operations were as follows:

                                                      Three Months Ended
                                               ------------------------------

                                               June 30, 2002     July 1, 2001
                                               -------------     ------------

 Net sales                                       $ 13,626          $ 60,403
                                               =============     ============

 Pre-tax (loss) income from discontinued
 operations                                        (1,924)            1,254

 Income tax benefit (expense)                         750              (476)
                                               -------------     ------------
 Net (loss) income from discontinued
 operations                                      $ (1,174)         $    778
                                               =============     ============



 The company reported that the $1.2 million loss from discontinued operations in the current quarter included operating income from discontinued businesses of $129,000; allocated interest expense of $779,000, a $1,033,000 non-cash charge to recognize additional charges to reflect the amounts ultimately expected to be realized from sales; and, a cash charge of $241,000 from the final settlement of interest rate swap contracts, which were offset by a tax benefit of $750,000.


 Pre-tax losses for the three month periods ended June 30, 2002 and July 1, 2001, include operating income/losses and allocated interest expense related to these periods.

 Assets and liabilities of the discontinued businesses were as follows:

                                            June 30, 2002     March 31, 2002
                                            -------------     --------------

 Current assets                              $ 16,490           $ 23,458
 Property, plant and equipment                  5,214              6,904
 Other assets                                   8,454              8,124
                                            -------------     --------------
 Assets held for sale                        $ 30,158           $ 38,486
                                            =============     ==============
 Current liabilities                           13,546             16,752
 Long-term liabilities                          1,633              1,259
                                            -------------     --------------
 Liabilities of discontinued operations      $ 15,179           $ 18,011
                                            =============     ==============

NOTE 5.  Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                          June 30, 2002      March 31, 2002
                                          -------------      --------------
                                               $  3,100           $  17,000
 Credit agreement           -      7.25%
 Credit agreement           -     5.875%          4,000                  --
 Credit agreement           -      8.00%          9,990               9,562
 Credit agreement           -     25.00%          5,000               2,500
 Senior Subordinated Notes  -     16.00%         79,237              78,648
                                          -------------      --------------
                            -                   101,327             107,710

 Less current maturities                          2,200                  --
 Less unamortized discount                          135                 146
                                          -------------      --------------

 Total long-term debt                           $98,992            $107,564
                                          =============      ==============


Credit Facilities - At June 30, 2002, the Company had two credit agreements in effect aggregating $107.2 million. The first, a Senior Credit Agreement (the "Credit Agreement") with a group of eight banks (the "Lenders"), commits a maximum of $28.0 million to the Company for cash borrowings and letters of credit. The second credit facility consists of Senior Subordinated Notes in the amount of $79.2 million.

Effective December 31, 2000, the Company was not able to meet certain financial ratio requirements of the Credit Agreement, as amended. Pursuant to discussions with the Lenders, the Company and the Lenders agreed to an amendment to the Credit Agreement to include a forbearance agreement, the payment of certain other fees by the Company and imposition of certain conditions on the Company including the suspension of dividend payments. During the forbearance period the Lenders agreed not to exercise certain of their rights and remedies under the Credit Agreement. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended through additional amendments to September 25, 2002. These additional amendments also reduced the amount of the Revolving Credit facility of the Credit Agreement (the "Revolver") from $200 million to $28 million at June 30, 2002. The forbearance agreement also required the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and the adherence to borrowing limits as adjusted based on the scheduled debt reduction. Other terms of the forbearance agreement include the payment of certain fees, reporting and consulting requirements. The Company has made all of its scheduled interest and principal payments on a timely basis and during the first quarter of fiscal 2003 the Company paid $7.0 million towards its outstanding debt under the Credit Agreement, using part of the $5.2 million of net proceeds from the sale of the aerospace rivet and US retaining ring businesses and federal income tax refunds of $5.5 million.

The Company had unused borrowing capacity for both domestic and international operations of $5.9 million as of June 30, 2002, including letters of credit of $1.5 million. Borrowings under the Revolver as of June 30, 2002, were $22.1 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Company's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Company's achievement of certain operating results. As of June 30, 2002, $4.0 million of the Company's outstanding borrowings utilized LIBOR. Two tranches of the Revolver aggregating $5.0 million, the proceeds of which were used to pay interest on the Company's Senior Subordinated Notes during fiscal 2002, carry an interest rate of 25% and cannot be repaid until all other amounts outstanding under the Revolver have been repaid. The weighted average interest rate on all outstanding borrowings under the revolver at June 30, 2002 was 11.3%.

The Credit Agreement required the Company to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Company had provided sufficiently for this protection by means of interest rate swap agreements which had fixed the rate of interest on $50 million of debt at a base rate of 5.48% through May 4, 2002, and $75 million of debt at a base rate of 6.58% through March 3, 2003. Under the Credit Agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. These swap agreements were terminated in connection with the establishment of the new Senior Credit Facility as described below. The Revolver, as amended by the forbearance agreements, restricted annual capital expenditures to $2.0 million in fiscal 2003 and contained other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. As noted above, the Company was, until August 7, 2002, operating under a forbearance agreement, at which time the Credit Agreement was terminated and replaced.

On August 7, 2002, the Company entered into a new $34 million senior credit facility (the "New Senior Credit Facility") consisting of a $13.5 million revolving credit facility (the "New Revolver") and a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc., and a $14 million Term Loan B from Ableco Finance LLC. The New Senior Credit Facility, which has a three-year term, is secured by all of the Company's assets and carries a weighted average interest rate on its full commitment of 9.76%. As a result of this refinancing, the Company is no longer subject to a forbearance agreement and is not in default of any of the provisions of any of its credit facilities.

Senior Subordinated Notes - On August 30, 2000, the Company completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million Bridge Loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9% declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. At June 30, 2002 the principal balance outstanding on the notes amounted to $79.2 million, which includes the original principal amount plus the "payment-in-kind" notes.

The Warrants entitle the Purchasers to acquire, in the aggregate, 427,602 shares, or 6.5%, of the common stock of the Company at an exercise price of $9.93 a share, which represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital. In connection with the transaction, the Company and certain of its subsidiaries signed a

     Consent and Amendment Agreement with the Lenders under the Company's $250 million Credit Facility existing at that time, in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

     As a result of the violation of certain financial covenants under the Credit Agreement, the Company was also in violation of the covenants of the Notes. The Purchasers of the Notes have entered into a letter agreement with the Company under which they agreed to forbear from taking any action relative to such violations. This forbearance extended through September 29, 2002 and was conditioned upon the Company's continued compliance with the terms of its forbearance agreement with the Lenders under the Credit Agreement.

     Effective with the refinancing of the Credit Agreement through the New Senior Credit Facility on August 7, 2002, the holders of the Notes agreed to amend the Notes so as to cure the default of certain covenants that had existed and to amend certain of the terms of the Notes. Under the amendment to the Notes, the Company paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the Notes by 2% effective January 1, 2003, with such rate increasing .25% each quarter until the Notes are retired. Additionally, the Warrants referred to above were amended so as to reduce the exercise price of each Warrant so as to provide the holders with a minimum profit on the exercise of such Warrants equal to $5.00 per share if such Warrants were exercised and sold prior to December 31, 2002 which could result in a reduction of the Company's proceeds from the exercise of the warrants by up to $2.1 million, or, if the Warrants remain outstanding after that date, their exercise price will be reduced to $0.01 per share, resulting in an adjustment.


     Other - As of June 30, 2002, the Company had $0.4 million of other long-term debt consisting of life insurance policies owned by the Company with a fixed interest rate of 5% and which are reported in Liabilities of Discontinued Businesses.


NOTE 6.  Change in Accounting for Derivative Financial Instruments

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. During the three-month period ended June 30, 2002, the Company reported, within Discontinued Operations, a pre-tax charge of $0.2 million associated with the termination of interest rate swap agreements that were no longer required when the Company repaid its floating rate debt, which occurred on August 7, 2002.



NOTE 7. Goodwill and Other Intangible Assets - Adoption of Statement of Financial Accounting Standards No. 142

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. In accordance with this statement, the Company adopted SFAS No. 142 in the first quarter of fiscal 2003. At this time, the Company believes that there is no impairment of goodwill.

     The following table presents the operating results on a proforma basis as though goodwill amortization had not been recorded in fiscal 2002.

                                                         Three Months Ended
                                                  -----------------------------
                                                  June 30, 2002   July 1, 2001
                                                  -------------   -------------
 Income from continuing operations                   $     424       $      28
 Add back goodwill amortization                             --              72
                                                  -------------   -------------
 Adjusted income from continuing operations                424             100
 Income from discontinued businesses                        --             778
 Loss on disposal of discontinued businesses            (1,174)             --
 Add back goodwill amortization                             --             450
                                                  -------------   -------------
   Net (loss) income                                  $   (750)        $ 1,328
                                                  =============   =============

 Basic earnings (loss) per share:
   Income from continuing operations                  $   0.07        $   0.02
   (Loss) income from discontinued operations            (0.19)           0.20
                                                  -------------   -------------
   Net (loss) income                                  $  (0.12)       $   0.22
                                                  =============   =============

 Diluted earnings (loss) per share:
   Income from continuing operations                  $   0.07        $   0.02
   (Loss) income from discontinued operations            (0.19)           0.20
                                                  -------------   -------------
   Net (loss) income                                  $  (0.12)       $   0.22
                                                  =============   =============


NOTE 8.  New Accounting Standards

     In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement to be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, that the adoption of SFAS 143 will have on the Company's consolidated financial position, results of operations and cash flows.

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company is in the process of evaluating the effect that adopting SFAS 145 will have on its financial statements.

     In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


As a result of a restructuring program undertaken by the Corporation during fiscal 2002, the Corporation has classified all of the business units that made up its Specialty Fastener segment in prior years as discontinued operations. All discussions related to ongoing operations, or the Corporation, refer only to continuing operations, which consist of the Breeze-Eastern division and the Norco Inc. subsidiary. Discontinued operations are discussed separately in this report.

TransTechnology Corporation reported consolidated net sales of $19.9 million and income from continuing operations of $0.4 million, or $0.07 per diluted share, for the fiscal 2003 first quarter ended June 30, 2002. Sales for the current quarter increased 7% from the prior year's first quarter sales of $18.6 million. During first quarter of fiscal 2003 the Corporation reported a loss from discontinued operations of $1.2 million, or $0.19 per share compared to income from discontinued operations of $0.8 million in the prior year's first quarter. The Corporation reported a net loss for the first quarter of fiscal 2003 of $0.8 million or $0.12 per share compared to net income of $0.8 million or $0.13 per share in the prior year's first quarter.

During the first quarter of fiscal 2003 the Corporation recognized $0.8 million of costs related to forbearance fees paid to its banks in association with their agreement not to pursue any actions against the Corporation for its violation of certain financial covenants in the Corporation's senior credit agreement. In the first quarter of the prior fiscal year the Corporation recognized $1.1 million of such fees.

Corporate office expenses amounted to $1.7 million in the first quarter of fiscal 2003, a decrease of 26% from the $2.3 million of such expenses in the first quarter of fiscal 2002.

The improvement in fiscal 2003's first quarter financial results compared to fiscal 2002's first quarter largely reflects higher sales of aerospace OEM products, weapons system products, repair, overhaul and spare parts products provided to military and search and rescue agencies, and motion control devices. These increases were offset by a decrease in sales of new equipment to large airframe manufacturers and of repairs and spare parts to airlines.

New orders received in the first quarter of fiscal 2003 totaled $21.3 million, which represents a 28% decrease from first quarter fiscal 2002 new orders of $29.9 million. Backlog at June 30, 2002 was $46.9 million compared to $43.7 million at March 31, 2002 and $51.4 million at July 1, 2001. Both Breeze-Eastern and Norco saw decreases in new orders and backlog in the first quarter of fiscal 2003 compared to fiscal 2002. Orders decreased at Norco primarily because of lower orders for hold-open rods as a result of the lower activity by commercial airframe OEM's and airline spare parts orders. Breeze-Eastern saw a reduction in new orders primarily as the result of the timing of the receipt of domestic and foreign military and spare parts orders. Last year's first quarter new orders were unusually high at 38% of the full year's order intake, while this fiscal year's first quarter order intake is at 27% of the full year target. A significant portion of first quarter fiscal 2003 sales is derived from long-term contracts. Generally, new equipment sales are the subject of high value long-term contracts while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

     Sales for the Corporation increased to $19.9 million for the first quarter of fiscal 2003, a 7% increase over first quarter fiscal 2002 sales of $18.6 million. Both Breeze Eastern and Norco saw first quarter revenues increase over the prior year's first quarter. The Corporation's Norco subsidiary saw a drop in orders received and sales of products to airframe manufacturers as a result of an expected reduction in the build rate of large commercial airliners in fiscal 2002. The anticipated decline in aircraft build rates was accelerated and exacerbated by the impact of the events of September 11th. Lower utilization rates of the existing commercial airline fleet as a result of the slowing economy and the post-September 11th reduction in travel resulted in lower order rates and sales of hold-open rod spare parts and replacement parts which are sold directly to the airlines as maintenance items. This decline was offset by increased sales of Norco's developing product line of motion control products for use in medical testing equipment and increased sales of new equipment and spare parts to military agencies. Higher orders and shipments of Breeze-Eastern rescue hoists and cargo hooks for military and civil rescue agencies as well as increases in spare parts, repair and overhaul of equipment already in the field provided further sales increases.

     Operating income increased 80% in the first quarter of fiscal 2003 to $4.5 million over the first quarter of the prior year's $2.5 million. This increase was due mainly to a favorable mix of repair, overhaul and spare parts business, the realization of the benefit of spreading a fixed costs base over a larger sales volume, and a 26% reduction in corporate office spending as a result of its restructuring. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. These improvements in product mix and fixed cost absorption led to an increase in Gross Margin to 45% in the first quarter of fiscal 2003 from 40% in the same period a year ago. Both Breeze Eastern and Norco realized improvements in gross margin during the first quarter of fiscal 2003.


     Discontinued Operations

     During fiscal 2002, the Corporation determined that it would enter into a plan of restructuring so as to focus its resources and capital on its aerospace products business and exit the specialty fastener segment. As a result, this report includes in discontinued operations all of the operations that formerly made up the Specialty Fasteners segment of the Corporation, which included TransTechnology Engineered Components (sold in December 2001), Breeze Industrial Products and Pebra (sold in July 2001), TransTechnology Engineered Rings (of which the German operation was sold in February 2002; the US operation in May 2002; the UK operation in July 2002; and, the Brazilian operation in August 2002), Aerospace Rivet Manufacturers' Corporation (sold in April 2002) and TCR Corporation. Of the operations included in fiscal 2002's discontinued operations, only the US, UK and Brazilian retaining ring operations, the aerospace rivet business, and TCR were carried into fiscal 2003. As noted, the aerospace rivet business and US retaining ring business were sold in the first quarter of fiscal 2002, and the UK and Brazilian retaining ring operations were sold in the second quarter. Only TCR remains to be divested under the restructuring plan, and the Corporation expects that it will be divested during its second or third quarter of fiscal 2003.

     The company reported that the $1.2 million loss from discontinued operations in the current quarter included operating income from discontinued businesses of $129,000; allocated interest expense of $779,000; a $1,033,000 non-cash charge to recognize additional charges to reflect the amounts ultimately expected to be realized from sales; and, a cash charge of $241,000 from the final settlement of interest rate swap contracts, which were offset by a tax benefit of $750,000.

Changes in Financial Position:

Liquidity and Capital Resources

The restructuring and divestiture program of the Corporation has had a substantial impact upon its financial condition through June 30, 2002. During the first quarter of fiscal 2003, the Corporation sold its U.S. retaining ring operation and its aerospace rivet manufacturing business for aggregate cash proceeds of $6.1 million. All of these proceeds, after payment of transaction fees and expenses, were used to reduce the Corporation's senior credit facility. At June 30, 2002 the senior facility was $22.1 million compared to $29.1 million at the beginning of the fiscal year.

The Corporation is in the process of divesting its TCR Corporation subsidiary. The Corporation hopes to complete this transaction during the second or third quarters of fiscal year 2003 and anticipates applying all of the proceeds to the reduction of its credit facilities. The assets and liabilities of this business unit is presented in Assets Held for Sale and Liabilities of Discontinued Businesses at their estimated net realizable values on the June 30, 2002 balance sheet.

Working capital. The Corporation's working capital at June 30, 2002 was $33.3 million compared to $41.8 million at the end of the prior fiscal year. The ratio of current assets to current liabilities was 1.9 to 1 at June 30, 2002 compared with 2.0 to 1 at the end of fiscal 2002.

Working capital changes, exclusive of assets held for sale, were generated by a decrease in accounts receivable of $1.5 million and a decrease in inventories of $1.1 million. The decrease in accounts receivable was due to a faster collection cycle during the first quarter and lower sequential quarter sales, and the decrease in inventory was largely due to the utilization of long lead time materials previously purchased and needed to fulfill customers' long-term purchase orders. Days sales outstanding in accounts receivable at June 30, 2002 decreased to 46 days from 58 days at March 31, 2002 while inventory turnover remained unchanged at 1.9 turns over the same time period. Current liabilities decreased $6.7 million, primarily due to decreases in accounts payable, other accrued expenses, and liabilities of discontinued operations which were offset by an increase in the current portion of long-term debt as a result of the refinancing of the Company's senior credit facility which is discussed below.

Credit facilities. At June 30, 2002, the Corporation had two credit agreements in effect aggregating $107.2 million. The first, a Senior Credit Agreement (the "Credit Agreement") with a group of eight banks (the "Lenders"), commits a maximum of $28.0 million to the Corporation for cash borrowings and letters of credit. The second credit facility consists of Senior Subordinated Notes in the amount of $79.2 million.

Effective December 31, 2000, the Corporation was not able to meet certain financial ratio requirements of the Credit Agreement, as amended. Pursuant to discussions with the Lenders, the Corporation and the Lenders agreed to an amendment to the Credit Agreement to include a forbearance agreement, the payment of certain other fees by the Corporation and imposition of certain conditions on the Corporation including the suspension of dividend payments. During the forbearance period the Lenders agreed not to exercise certain of their rights and remedies under the Credit Agreement. The term of the forbearance period, initially scheduled to expire on January 31, 2001, was subsequently extended through additional amendments to September 25, 2002. These additional amendments also reduced the amount of the Revolving Credit facility of the Credit Agreement (the "Revolver") from $200 million to $28 million at

June 30, 2002. The forbearance agreement also required the achievement of minimum levels of EBITDA (earnings before interest, taxes, depreciation, and amortization), and the adherence to borrowing limits as adjusted based on the scheduled debt reduction. Other terms of the forbearance agreement include the payment of certain fees, reporting and consulting requirements. The Corporation has made all of its scheduled interest and principal payments on a timely basis and during the first quarter of fiscal 2003 the Corporation paid $6.8 million towards its outstanding debt under the Credit Agreement, using part of the $5.2 million of net proceeds from the sale of the aerospace rivet and US retaining ring businesses and federal income tax refunds of $5.5 million.

The Corporation had unused borrowing capacity for both domestic and international operations of $5.9 million as of June 30, 2002, including letters of credit of $1.5 million. Borrowings under the Revolver as of June 30, 2002, were $22.1 million. Interest on the Revolver is tied to the primary bank's prime rate, or at the Corporation's option, the London Interbank Offered Rate ("LIBOR"), plus a margin that varies depending upon the Corporation's achievement of certain operating results. As of June 30, 2002, $4.0 million of the Corporation's outstanding borrowings utilized LIBOR. Two tranches of the Revolver aggregating $5.0 million, the proceeds of which were used to pay interest on the Corporation's Senior Subordinated Notes during fiscal 2002, carry an interest rate of 25% and cannot be repaid until all other amounts outstanding under the Revolver have been repaid. The weighted average interest rate on all outstanding borrowings under the revolver at June 30, 2002 was 11.3%.

The Credit Agreement required the Corporation to maintain interest rate protection on a minimum of 50% of its variable rate debt. The Corporation had provided sufficiently for this protection by means of interest rate swap agreements which had fixed the rate of interest on $50 million of debt at a base rate of 5.48% through May 4, 2002, and $75 million of debt at a base rate of 6.58% through March 3, 2003. Under the Credit Agreement, the base interest rate is added to the applicable interest rate margin to determine the total interest rate in effect. These swap agreements were terminated in connection with the establishment of the new Senior Credit Facility as described below. The Revolver, as amended by the forbearance agreements, restricted annual capital expenditures to $2.0 million in fiscal 2003 and contained other customary financial covenants, including the requirement to maintain certain financial ratios relating to performance, interest expense and debt levels. As noted above, the Corporation was, until August 7, 2002, operating under a forbearance agreement, at which time the Credit Agreement was terminated and replaced.

On August 7, 2002, the Corporation entered into a new $34 million senior credit facility (the "New Senior Credit Facility") consisting of a $13.5 million revolving credit facility (the "New Revolver") and a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc., and a $14 million Term Loan B from Ableco Finance LLC. The New Senior Credit Facility, which has a three-year term, is secured by all of the Corporation's assets and carries a weighted average interest rate on its full commitment of 9.76%. As a result of this refinancing, the Corporation is no longer subject to a forbearance agreement and is not in default of any of the provisions of any of its credit facilities.

On August 30, 2000, the Corporation completed a private placement of $75 million in senior subordinated notes (the "Notes") and certain warrants to purchase shares of the Corporation's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Corporation used the proceeds of the private placement to retire, in full, a $75 million Bridge Loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. Prepayment of the Notes is permitted after August 29, 2001 at a premium initially of 9% declining to 5%, 3%, and 1% annually, respectively, thereafter. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Corporation's senior debt obligations. At June 30, 2002 the principal balance outstanding on the notes amounted to $79.2 million, which includes the original principal amount plus the "payment-in-kind" notes.

The Warrants entitle the Purchasers to acquire, in the aggregate, 427,602 shares, or 6.5%, of the common stock of the Corporation at an exercise price of $9.93 a share, which represents the average daily closing price of the Corporation's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement. The Warrants must be exercised by August 29, 2010. These Warrants have been valued at an appraised amount of $0.2 million and have been recorded in paid in capital. In connection with the transaction, the Corporation and certain of its subsidiaries signed a Consent and Amendment Agreement with the Lenders under the Corporation's $250 million Credit Facility existing at that time, in which the Lenders consented to the private placement and amended certain financial covenants associated with the Credit Facility.

As a result of the violation of certain financial covenants under the Credit Agreement, the Corporation was also in violation of the covenants of the Notes. The Purchasers of the Notes have entered into a letter agreement with the Corporation under which they agreed to forbear from taking any action relative to such violations. This forbearance extended through September 29, 2002 and was conditioned upon the Corporation's continued compliance with the terms of its forbearance agreement with the Lenders under the Credit Agreement.

Effective with the refinancing of the Credit Agreement through the New Senior Credit Facility on August 7, 2002, the holders of the Notes agreed to amend the Notes so as to cure the default of certain covenants that had existed and to amend certain of the terms of the Notes. Under the amendment to the Notes, the Corporation paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the Notes by 2% effective January 1, 2003, with such rate increasing .25% each quarter until the Notes are retired. Additionally, the Warrants referred to above were amended so as to reduce the exercise price of each Warrant so as to provide the holders with a minimum profit on the exercise of such Warrants equal to $5.00 per share if such Warrants were exercised and sold prior to December 31, 2002 which could result in a reduction of the Company's proceeds from the exercise of the warrants by up to $2.1 million, or, if the Warrants remain outstanding after that date, their exercise price will be reduced to $0.01 per share, resulting in an adjustment.

Capital expenditures were $31,000 in the first quarter of fiscal 2003, as compared to $56,000 spent in the same period last year.

In fiscal 2003, capital expenditures are expected to be less than $1 million. Projects budgeted in fiscal 2003 include refurbishment of the Breeze Eastern offices, the purchase of new production machinery at the Norco facility, and the initial phase of installing a new ERP system at Breeze Eastern.

The Corporation has divested or plans to divest nine businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, the Corporation has agreed to indemnify the purchasers for certain damages that might arise in the event a representation of the Corporation has been materially misstated. Additionally, the terms of such divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, all purchase price adjustments have been agreed and paid, with the exception of the sale of one business where the disputed closing balance sheet is subject to an arbitration hearing and is expected to be resolved in the second or third quarter of fiscal 2003.

Inflation. While neither inflation nor deflation has had, and the Corporation does not expect it to have, a material impact upon operating results, there can be no assurance that its business will not be affected by inflation or deflation in the future.

Environmental Matters. During the fourth quarter of fiscal 2000, the Corporation presented an environmental cleanup plan for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Corporation paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site is contemplated by October 1, 2002. The Corporation is also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. The Corporation has also reached an agreement in principle with the Federal government and is in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At June 30, 2002, the Corporation's cleanup reserve was $1.8 million based on the net present value of future expected cleanup costs. The Corporation expects that remediation at the Pennsylvania site will not be completed for several years.

The Corporation also continues to participate in environmental assessments and remediation work at nine other locations, which include operating facilities, facilities for sale, and previously owned facilities. The Corporation estimates that its potential cost for implementing corrective action at these sites will not exceed $0.4 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities.

In addition, the Corporation has been named as a potentially responsible party in eight environmental proceedings pending in several other states in which it is alleged that the Corporation was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Corporation was an owner or operator. Such properties generally relate to businesses that have been sold or discontinued. The Corporation estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million and has provided for these estimated costs in its accrual for environmental liabilities.

Litigation. The Corporation is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Corporation's consolidated financial position or the results of the Corporation's operations in future periods.

Critical Accounting Policies

Revenue recognition. Revenue is recognized at the later of 1) when products are shipped to customers, or 2) when title passes to customers.

Inventory. The Corporation purchases materials for the manufacture of components for use in its products and for use by its engineering, repair and overhaul businesses. The decision to purchase a set quantity of a particular item is influenced by several factors including: current and projected cost; future estimated availability; lead time for production of the materials; existing and projected contracts to produce certain items; and the estimated needs for its repair and overhaul business. The Corporation values its inventories using the lower of cost or market on a first in first out basis (FIFO) and establishes reserves to reduce the carrying amount of these inventories as necessary to net realizable value.

Environmental reserves. The Corporation provides for environmental reserves when, in conjunction with its internal and external counsel, it determines that a liability is both probable and estimable. In many cases, the liability is not fixed or capped when the Corporation first records a liability for a particular site. Factors that affect the recorded amount of the liability in future years include: the Corporation's participation percentage due to a settlement by or bankruptcy of other Potentially Responsible Parties; a change in the environmental laws requiring more stringent requirements; a change in the estimate of future costs that will be incurred to remediate the site; and changes in technology related to environmental remediation. Current estimated exposure to environmental claims is discussed above in Liquidity and Capital Resources.

Goodwill and other intangible assets. At June 30, 2002, the Corporation has recorded $10.8 million in net goodwill and other intangible assets related to acquisitions made in prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. Factors affecting these future cash flows include: the continued market acceptance of the products and services offered by the businesses; the development of new products and services by the businesses and the underlying cost of development; the future cost structure of the businesses; and future technological changes. Effective April 1, 2002, the Corporation implemented SFAS 142 relative to the non-recognition of goodwill amortization and no longer reflects such charges in its results as the Corporation believes that there is no impairment of goodwill as of June 30, 2002.

Financial derivatives. As noted previously, the Corporation had, until July 5, 2002, outstanding interest rate swaps in association with its Credit Agreement. These swaps were valued using certain estimates and the amount the Corporation was required to pay was significantly impacted by changes in interest rates.

Valuation of assets held for sale. The Corporation reflects significant amounts of Assets Held for Sale and Liabilities of Discontinued Businesses on its balance sheet. In the event the net realizable values of the businesses being divested is less than that estimated, or the length of time required to complete the divestiture is longer than estimated, the amounts realized from these accounts may be impacted.

Deferred tax assets. The Company maintains a significant asset on its balance which represents the value of income tax benefits expected to be realized in the future, primarily as a result of the use of a net operating loss carry-forward. In the event the company does not generate adequate amounts of taxable income prior to the expiry of the tax loss carry-forwards, the amount of this asset may not be realized. Additionally, changes to the federal and state income tax laws could also impact the Corporation's ability to utilize them. The state of New Jersey, in response to a budget crisis, has suspended for two years the ability of a corporation to use a net operating loss carryforward against taxable income earned in the state. As a result, the Corporation will be required to pay New Jersey income taxes for fiscal years 2003 and 2004 in spite of it the losses it is carrying forward.


Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement to be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. The Company is currently evaluating the effect, if any, that the adoption of SFAS 143 will have on the Company's consolidated financial position, results of operations and cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). The Company is in the process of evaluating the effect that adopting SFAS 145 will have on its financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.


Recent Developments

On July 17, 2002, the Corporation completed the recapitalization of its TransTechnology (GB) Ltd. ("TTGB") retaining ring business in the U.K. Under the terms of the recapitalization, the Corporation sold 81% of the equity in TTGB for $121 and converted $2 million of unsecured inter-company debt into a $2 million loan secured by a first lien on TTGB's real property in Glusburn, England. The Corporation continues to own 19% of TTGB's equity.

On August 6, 2002, the Corporation completed the sale of all of the shares of TransTechnology Brazil, Ltda., its Brazilian retaining ring operation, for $742,000, of which $325,000 was paid in cash and the balance in installment payments. The Corporation will also be repaid $258,000 of inter-company debt over time.

On August 7, 2002, the Corporation established a new $34 million senior credit facility (the "New Senior Credit Facility") consisting of a $13.5 million revolving credit facility (the "New Revolver") and a $6.5 million Term Loan A from CIT/Business Credit Group, Inc., and a $14 million Term Loan B from

Ableco Finance LLC, the proceeds of which were used to retire the existing Credit Agreement. The New Senior Credit Facility, which has a three-year term, is secured by all of the Corporation's assets and carries a weighted average interest rate on its full commitment of 9.76%. As a result of this refinancing, the Corporation is no longer subject to a forbearance agreement and is not in default of any of the provisions of any of its credit facilities.

Also on August 7, 2002, effective with the refinancing of the Credit Agreement through the New Senior Credit Facility, the holders of the Notes agreed to amend the Notes so as to cure the default of certain covenants that had existed and to amend certain of the terms of the Notes. Under the amendment to the Notes, the Corporation paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the Notes by 2% effective January 1, 2003, with such rate increasing 0.25% each quarter until the Notes are retired. Additionally, the Warrants referred to above were amended so as to reduce the exercise price of each Warrant so as to provide the holders with a minimum profit on the exercise of such Warrants equal to $5.00 per share if such Warrants were exercised and sold prior to December 31, 2002 which could result in a reduction of the Corporation's proceeds from the exercise of the warrants by up to $2.1 million, or, if the Warrants remain outstanding after that date, their exercise price will be reduced to $0.01 per share, resulting in an adjustment.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to various market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates.

Financial instruments expose the Corporation to counter-party credit risk for nonperformance and to market risk for changes in interest and currency rates. The Corporation manages exposure to counter-party credit risk through specific minimum credit standards, diversification of counter-parties and procedures to monitor concentrations of credit risk. The Corporation monitors the impact of market risk on the fair value and cash flows of its investments by considering reasonably possible changes in interest rates and by limiting the amount of potential interest and currency rate exposures to amounts that are not material to the Corporation's consolidated results of operations and cash flows.

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


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     21      Subsidiaries of the Company

     99.1    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
             2002.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)


Dated:  August 12, 2002       By:  /s/Joseph F. Spanier
                                  --------------------------------------------
                                   JOSEPH F. SPANIER, Vice President
                                   Treasurer and Chief Financial Officer*

*On behalf of the Registrant and as Principal Financial and Accounting Officer.