Form 10-Q
period 2002-09-29
TRANSTECHNOLOGY CORP
filed 2002-11-12
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

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

                                 Yes [X] No [ ]

      As of November 5, 2002, the total number of outstanding shares of registrant's one class of common stock was 6,198,512.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.  Financial Information                                                  Page No.
                                                                                --------
  Item 1.  Financial Statements.................................................   2

           Statements of Consolidated Operations--
           Three and Six Month Periods Ended September 29, 2002
           and September 30, 2001...............................................   3

           Consolidated Balance Sheets--
           September 29, 2002 and March 31, 2002................................   4

           Statements of Consolidated Cash Flows--
           Six Month Periods Ended September 29, 2002 and
           September 30, 2001...................................................   5

           Notes to Consolidated Financial Statements........................... 6-13

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................14-25

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........   25

  Item 4.  Controls and Procedures..............................................   25

PART II.  Other Information

  Item 1.  Legal Proceedings....................................................   26

  Item 6.  Exhibits and Reports on Form 8-K.....................................   26

SIGNATURES......................................................................   27

CERTIFICATIONS..................................................................28-29

EXHIBIT 99.1....................................................................   30

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended September 29, 2002, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2002.

Information provided herein for the three and six month periods ended September 30, 2001 has been restated to give effect to the reporting of the Company's specialty fasteners business segment as discontinued operations as discussed in
Note 4 to the Financial Statements.










                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)



                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    --------------------------------------  --------------------------------------
                                                    September 29, 2002  September 30, 2001  September 29, 2002  September 30, 2001
                                                    ------------------  ------------------  ------------------  ------------------
Net sales                                                  $    17,334         $    16,293         $    37,201         $    34,895
Cost of sales                                                    9,020               9,758              19,942              20,914
                                                           -----------         -----------         -----------         -----------
Gross profit                                                     8,314               6,535              17,259              13,981
                                                           -----------         -----------         -----------         -----------

General, administrative
    and selling expenses                                         4,990               4,642               9,422               9,584
Interest expense                                                 3,397               2,067               6,475               3,500
Interest income                                                     (9)                (17)                (20)                (45)
Other income - net                                                   6                 (46)                 (7)                (50)
Unrealized loss on warrants                                      1,219                --                 1,219                --
Forbearance fees                                                  --                 1,103                 764               2,162
Corporate office restructuring charge                             --                 1,229                --                 1,229
                                                           -----------         -----------         -----------         -----------
Loss from continuing operations
  before income taxes                                           (1,289)             (2,443)               (594)             (2,399)
Provision for income taxes (benefit)                               (26)             (1,175)                244              (1,158)
                                                           -----------         -----------         -----------         -----------
    Net loss from continuing operations                         (1,263)             (1,268)               (838)             (1,241)

Discontinued operations:
    Income from sale of businesses and income
       from operations of discontinued businesses
       (less applicable income taxes (benefits)
       of $7,899 and $8,447 for the three and
       six month periods ended September 30,
       2001, respectively)                                        --                14,842                --                15,621

    Loss on disposal of discontinued businesses
    (less applicable income tax benefits of
    $1,875 and $2,625 for the three and six
    month periods ended September 29, 2002
    and $36,787 for the three and six month
    period ended September 30, 2001,
    respectively)                                               (3,972)            (68,180)             (5,145)            (68,180)
                                                           -----------         -----------         -----------         -----------

    Net loss                                               $    (5,235)        $   (54,606)        $    (5,983)        $   (53,800)
                                                           ===========         ===========         ===========         ===========

Basic loss per share:
    Loss from continuing operations                        $     (0.20)        $     (0.21)        $     (0.14)        $     (0.20)
    Loss from discontinued operations                            (0.64)              (8.63)              (0.83)              (8.51)
                                                           -----------         -----------         -----------         -----------

    Net loss                                               $     (0.84)        $     (8.84)        $     (0.97)        $     (8.71)
                                                           ===========         ===========         ===========         ===========

Diluted loss per share:
    Loss from continuing operations                        $     (0.20)        $     (0.21)        $     (0.14)        $     (0.20)
    Loss from discontinued operations                            (0.64)              (8.63)              (0.83)              (8.51)
                                                           -----------         -----------         -----------         -----------

    Net loss                                               $     (0.84)        $     (8.84)        $     (0.97)        $     (8.71)
                                                           ===========         ===========         ===========         ===========

Numbers of shares used in computation
    of per share information: (Note 1)
       Basic                                                 6,197,000           6,178,000           6,194,000           6,177,000
       Diluted                                               6,197,000           6,178,000           6,194,000           6,177,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                         (UNAUDITED)
                                                      SEPTEMBER 29, 2002       MARCH 31, 2002
                                                      ------------------       --------------
Assets
Current assets:
     Cash and cash equivalents                            $   1,224              $      97
     Accounts receivable (net of allowance for
        doubtful accounts of $193 at September 29,
        2002 and $391 at March 31, 2002)                     11,591                 11,654
     Inventories                                             23,477                 23,695
     Prepaid expenses and other current assets                1,863                  1,111
     Income tax receivable                                      207                  7,600
     Deferred income taxes                                    1,106                  1,538
     Assets held for sale                                    17,521                 38,486
                                                          ---------              ---------
        Total current assets                                 56,989                 84,181
                                                          ---------              ---------
Property, plant and equipment                                19,705                 19,382
     Less accumulated depreciation and amortization          11,811                 11,572
                                                          ---------              ---------
        Property, plant and equipment - net                   7,894                  7,810
                                                          ---------              ---------

Other assets:
     Costs in excess of net assets of acquired
        businesses (net of $1,171 accumulated
        amortization)                                        10,584                 10,584
     Deferred income taxes                                   30,097                 29,266
     Other                                                   13,963                 10,301
                                                          ---------              ---------
        Total other assets                                   54,644                 50,151
                                                          ---------              ---------
        Total                                             $ 119,527              $ 142,142
                                                          =========              =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                    $   5,650              $      --
     Accounts payable--trade                                  5,230                  6,433
     Accrued compensation                                     2,184                  2,989
     Accrued income taxes                                      --                      449
     Liabilities of discontinued operations                   2,827                 18,011
     Other current liabilities                               13,675                 14,539
                                                          ---------              ---------
        Total current liabilities                            29,566                 42,421
                                                          ---------              ---------
Long-term debt payable to banks and others                   99,573                107,564
                                                          ---------              ---------
Deferred income taxes                                           633                  1,188
                                                          ---------              ---------
Other long-term liabilities                                  13,213                  7,176
                                                          ---------              ---------
Stockholders' deficit:
     Preferred stock--authorized, 300,000 shares;
        none issued                                            --                     --
     Common stock--authorized, 14,700,000 shares
        of $.01 par value; issued 6,748,338 at
        September 29, 2002, and 6,739,264 at
        March 31, 2002                                           67                     67
     Additional paid-in capital                              73,830                 78,286
     Notes receivable from officers                            (103)                  (123)
     Accumulated deficit                                    (87,878)               (82,227)
     Accumulated other comprehensive loss                      --                   (2,888)
     Unearned compensation                                     (271)                  (236)
                                                          ---------              ---------
                                                            (14,355)                (7,121)
     Less treasury stock, at cost - (549,826 shares
        at September 29, 2002 and 548,186 at
        March 31, 2002)                                      (9,103)                (9,086)
                                                          ---------              ---------
        Total stockholders' deficit                         (23,458)               (16,207)
                                                          ---------              ---------
        Total                                             $ 119,527              $ 142,142
                                                          =========              =========



See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                      SIX MONTHS ENDED
                                                          ----------------------------------------
                                                          September 29, 2002    September 30, 2001
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                     $ (5,983)             $(53,800)
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Loss on divestiture of discontinued businesses,
      net of tax                                                  5,145                69,109
    Gain on sale of discontinued businesses, net of
      tax                                                          --                 (16,550)
    Depreciation and amortization                                 1,084                 1,938
    (Increase) decrease in net assets of discontinued
      companies                                                    (928)               26,774
    Warrant mark to market adjustment                             1,219                  --
    Noncash interest expense                                      1,358                 1,256
    (Reduction of) provision for losses on accounts
      and notes receivable                                         (177)                   28
    Changes in assets and liabilities - excluding
      the effects of acquisitions and dispositions:
      Decrease in accounts receivable and other
      receivables                                                 7,880                 6,265
      Decrease in inventories                                       218                   847
      Increase in deferred taxes, net                            (2,509)              (28,553)
      (Increase) decrease in other assets                        (4,167)                1,260
      Decrease in accounts payable                               (1,203)               (1,563)
      Decrease in accrued compensation                             (805)               (1,632)
      Decrease in income taxes payable                             (449)               (2,810)
      (Decrease) increase in other liabilities                     (697)                1,663
                                                               --------              --------
   Net cash (used in) provided by operating activities              (14)                4,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                               (552)                 (135)
Proceeds from sales of businesses                                 6,425                46,200
(Decrease) increase in notes and other receivables                 (223)                  212
                                                               --------              --------
    Net cash provided by investing activities                     5,650                46,277

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) term loan                          20,500               (38,750)
Repayments of other debt, net                                   (25,240)              (11,900)
Effect of exchange rate changes on debt                             326                  (237)
Exercise of stock options and other                                 (95)                    8
                                                               --------              --------
   Net cash used in financing activities                         (4,509)              (50,879)

Increase (decrease) in cash and cash equivalents                  1,127                  (370)
Cash and cash equivalents at beginning of period                     97                 2,337
                                                               --------              --------
Cash and cash equivalents at end of period                     $  1,224              $  1,967
                                                               ========              ========
Supplemental information:
  Interest payments                                            $ 10,283              $ 13,372
  Income tax payments                                          $    188              $    532
  Increase in senior subordinated note for
    paid-in-kind interest expense                              $  1,263              $  1,149
  Non-cash charge to equity from classification of
    warrants as financial derivatives                          $  4,550              $   --


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

The components of the denominator for basic loss per common share and diluted loss per common share are reconciled as follows:

                                            Three Months Ended                     Six Months Ended
                                     --------------------------------      --------------------------------
                                     September 29,      September 30,      September 29,      September 30,
                                         2002               2001               2002               2001
                                     -------------      -------------      -------------   ----------------
Basic Earnings (Loss)
  per Common Share:

  Weighted-average
   common stock out-
   standing for basic loss
   per share calculation                6,197              6,178              6,194              6,177
                                        =====              =====              =====              =====

Diluted Earnings (Loss)
  per Common Share:

  Weighted-average
   common shares
   outstanding                          6,197              6,178              6,194              6,177

  Stock options and
   warrants*                               --                 --                 --                 --
                                        -----              -----              -----              -----

Weighted-average com-
  mon stock outstanding
  for diluted loss per
  share calculation                     6,197              6,178              6,194              6,177
                                        =====              =====              =====              =====


----------
* Not including anti-dilutive stock options totaling 53 and 135 for the three and six month periods ended September 29, 2002, respectively, and 330 and 447 for the three and six month periods ended September 30, 2001, respectively. Also excluding warrants totaling 428 for the three and six month periods ended September 29, 2002 and September 30, 2001.

NOTE 2.  Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended September 29, 2002 and September 30, 2001 is summarized below.

                                           Three Months Ended                              Six Months Ended
                                   ------------------------------------          ------------------------------------
                                   September 29,          September 30,          September 29,          September 30,
                                       2002                   2001                   2002                   2001
                                   -------------          -------------          -------------          -------------
Net loss                             $ (5,235)              $(54,606)              $ (5,983)              $(53,800)

Other comprehensive
  income (loss), net
  of tax:

Foreign currency
  translation adjust-
  ment arising during
  period                                   77                 (1,451)                   (86)                  (960)

Reclassification ad-
  justment for sale of
  investment in
  foreign  entity                       3,306                  1,284                  3,306                  1,284

Fair value of financial
instruments                              --                    2,041                   --                     --
                                     --------               --------               --------               --------

Total comprehensive
  loss                               $ (1,852)              $(52,732)              $ (2,763)              $(53,476)
                                     ========               ========               ========               ========


NOTE 3.  Inventories

Inventories are summarized as follows:

                             September 29, 2002     March 31, 2002
                             ------------------     --------------
Finished goods                    $    46              $   209

Work in process                     6,120                5,034

Purchased and
  manufactured parts               17,311               18,452
                                  -------              -------

  Total                           $23,477              $23,695
                                  =======              =======

NOTE 4.  Discontinued Operations/Restructuring Activities

At the end of fiscal 2001, the Company implemented a plan of restructuring to focus its resources and capital on its aerospace products business and exit the specialty fastener segment. On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR Corporation), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial Products and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units had previously been classified as the "Specialty Fasteners" segment. Upon announcing its intentions to divest this segment the Company reclassified these business units as discontinued operations.

Breeze Industrial Products and Pebra were sold in July 2001; TTEC was sold in December 2001; Seeger-Orbis was sold in February 2002; Aerospace Rivet Manufacturers Corp. was sold in April 2002; TransTechnology Engineered Rings USA was sold in May 2002; an 81% controlling interest in TransTechnology (GB) was sold in July 2002; and TT Brasil was sold in August 2002. As a result of these divestitures, of the operations included in fiscal 2002's discontinued operations, only TransTechnology Engineered Rings USA, TransTechnology (GB), TT Brasil, Aerospace Rivet Manufacturers Corp. and TCR Corporation were carried into fiscal 2003. As of September 29, 2002, only TCR Corporation remains to be divested under the restructuring plan, and the Company expects that it will be divested by the end of fiscal 2003.

The accompanying financial statements have been restated to conform to discontinued operations treatment for all periods presented. A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $0.5 million and $1.3 million for the three and six month periods ended September 29, 2002, and $4.9 million and $11.6 million for the three and six month periods ended September 30, 2001. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income, assets and liabilities of the underlying discontinued businesses.

Net sales and losses from the discontinued operations were as follows:

                                                 Three Months Ended                               Six Months Ended
                                         -------------------------------------           -------------------------------------
                                         September 29,           September 30,           September 29,           September 30,
                                             2002                    2001                    2002                    2001
                                         -------------           -------------           -------------           -------------
Net sales                                 $   6,396               $  46,011               $  20,022               $ 106,414
                                          =========               =========               =========               =========


Pre-tax loss from
  discontinued operations                    (5,847)               (104,967)                 (7,770)               (104,967)

Pre-tax gain on disposal
  of Breeze Industrial/Pebra                   --                    22,741                    --                    24,068

Income tax benefit                            1,875                  28,888                   2,625                  28,340
                                          ---------               ---------               ---------               ---------
Net loss from discontinued
  operations                              $  (3,972)              $ (53,338)              $  (5,145)              $ (52,559)
                                          =========               =========               =========               =========

The Company reported that the $4.0 million loss from discontinued operations in the current quarter included operating income from discontinued businesses of $0.4 million; allocated interest expense of $0.5 million, a $0.9 million non-cash charge to recognize additional charges to reflect the amounts ultimately expected to be received from sales and a non-cash charge of $4.9 million for the recognition of accumulated currency translations losses associated with the sale of the Company's Brazilian operation, which were offset by a tax benefit of $1.9 million.

Pre-tax losses for the three and six month periods ended September 29, 2002 and September 30, 2001, include operating income/losses and allocated interest expense related to these periods.

Assets and liabilities of the discontinued businesses were as follows:

                                               September 29, 2002     March 31, 2002
                                               ------------------     --------------
Current assets                                      $ 4,701              $23,458
Property, plant and equipment                         5,371                6,904
Other assets                                          7,449                8,124
                                                    -------              -------
Assets held for sale                                $17,521              $38,486
                                                    =======              =======
Current liabilities                                   2,827               16,752
Long-term liabilities                                  --                  1,259
                                                    -------              -------
Liabilities of discontinued operations              $ 2,827              $18,011
                                                    =======              =======


NOTE 5.  Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                             September 29, 2002     March 31, 2002
                                             ------------------     --------------
Old credit agreement        -  7.25%                   --              $ 17,000
New Revolver                -  5.75%             $  4,142                    --
Term Loan A                 -  6.25%                6,500                    --
Old credit agreement        -  8.00%                   --                 9,562
Term Loan B                 -  9.75%               14,068                    --
Old credit agreement        - 25.00%                   --                 2,500
Senior Subordinated Notes   - 16.00%               80,638                78,648
                                                 --------              --------
                                                  105,348               107,710

Less current maturities                             5,650                  --
Less unamortized discount                             125                   146
                                                 --------              --------

Total long-term debt                             $ 99,573              $107,564
                                                 ========              ========

CREDIT FACILITIES - On August 7, 2002, the Company entered into a $34.0 million senior credit facility, consisting of a $13.5 million, asset based, revolving credit facility (the "New Revolver"), a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc., and a $14.1 million Term Loan B from Ableco Finance LLC (collectively, the "New Senior Credit Facility"). The New Senior Credit Facility, which has a three-year term, is secured by all of the Company's assets, carries a weighted average interest rate on its full commitment of 9.76% and contains customary financial covenants and events of default. Borrowings under the New Senior Credit Facility were initially used by the Company to refinance its prior senior credit agreement. As of the date of this report, the Company is not in default on any of the provisions of the New Senior Credit Facility. Subject to limitations relating to levels of certain assets and reserves for future interest payments, as of September 29, 2002, the Company has unused borrowing capacity on the New Revolver of $9.4 million.

SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. At September 29, 2002, the principal balance outstanding on the notes amounted to $80.6 million, which included the original principal amount plus the "payment-in-kind" Notes. As of the date of this report, the Company is not in default of any of the provisions of the Notes.

At issuance, the Warrants entitled the Purchasers to acquire, in the aggregate, 427,602 shares, or approximately 7%, of the common stock of the Company at an exercise price of $9.93 a share. This exercise price represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement. The Warrants must be exercised by August 29, 2010.

Effective with the refinancing of the Company's prior senior credit agreement with the New Senior Credit Facility on August 7, 2002, the Purchasers agreed to amend the Notes. Under the amended Notes, the Company paid an amendment fee equal to 1% of the outstanding balance of the Notes by issuing additional Notes and agreed to increase the PIK interest rate on the Notes by 2% effective January 1, 2003, with such rate increasing 0.25% each quarter until the Company retires the Notes. Additionally, the Company amended the terms of the Warrants to reduce the exercise price of each Warrant to provide the holders with a minimum profit on the exercise of the Warrants equal to $5.00 per underlying share if the Warrants are exercised and sold prior to December 31, 2002. This could result in a reduction of the Company's proceeds from the exercise of the warrants by up to $2.1 million. If the Warrants remain outstanding after December 31, 2002, their exercise price will be reduced to $0.01 per share. In addition, the amended Warrants contain a "put" right that allows the holders to cause the Company to purchase the warrants at a price of $5.00 per underlying share upon the occurrence of certain "liquidity events."

Since, under generally accepted accounting principles, the Warrants are now considered derivative financial instruments because of the put rights, during the quarter ended September 29, 2002, the Company recorded the value of the Warrants as a charge to shareholders' equity of $4.55 million with a corresponding credit to a long-term liability. The amount of the charge was determined by measuring the difference between the $0.01 per share potential exercise price and the market value of a share of common stock on August 7, 2002 of $10.64. By September 29, 2002, the share price of the

Company's common stock had risen to $13.46, compared to $10.64 on August 7, which resulted in a mark-to-market charge to operating results of $1.2 million. Until the provisions of the amended Warrants that enable their holders to "put" the Warrants to the Company for $5.00 per share are extinguished, the Company will mark the Warrants to market and will recognize the corresponding income or loss in its Statement of Consolidated Operations. Upon the termination of the put rights, the original amount of the liability and the adjustment to paid in capital, as increased or decreased by the amounts of any income or expense recognized from the mark-to-market adjustments, will be reversed out of the liability and will be credited to paid in capital.

If the Company does not retire the Notes and redeem the Warrants by December 31, 2002, the Company may, thereafter, have 427,602 additional shares outstanding in computing earnings per share, a dilution factor of approximately 7%. The maximum cash exposure of the Company related to these Warrants and their put rights, if any, is the $2.1 million that would be required to redeem the Warrants or the underlying shares if there were a sale of the entire Company or either of its aerospace units.

NOTE 6.  Change in Accounting for Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on April 1, 2001. During the six-month period ended September 29, 2002, the Company reported within Discontinued Operations a pre-tax charge of $0.2 million associated with the termination of interest rate swap agreements that were no longer required when the Company repaid its floating rate debt under its prior senior credit agreement on August 7, 2002. In conjunction with this, as described in Note 5, the warrants issued with the Notes were modified, as described in Note 5, so that the warrants are now considered to be derivative financial instructions and are being accounted for accordingly.

NOTE 7. Goodwill and Other Intangible Assets - Adoption of Statement of Financial Accounting Standards No. 142

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" (SFAS No. 142), in June 2001. This statement provides guidance on how to account for existing goodwill and intangible assets from completed acquisitions. The Company adopted SFAS No. 142 in the first quarter of fiscal 2003. Upon adoption, there was no impairment of goodwill.

Had the provisions of SFAS 142 been in effect during fiscal 2002, goodwill amortization would have been eliminated, decreasing net loss and loss per share as follows:

                                               Three Months Ended                             Six Months Ended
                                      ------------------------------------          -------------------------------------
                                      September 29,          September 30,          September 29,           September 30,
                                          2002                   2001                   2002                    2001
                                      -------------          -------------          -------------           -------------
Loss from continuing
  operations                           $  (1,263)              $ (1,268)              $    (838)              $ (1,241)
Add back goodwill
  amortization                                --                     64                      --                    136
                                       ---------               --------               ---------               --------
Adjusted loss from
  continuing operations                   (1,263)                (1,204)                   (838)                (1,105)
Income from discontinued
  businesses                                  --                 14,842                      --                 15,621
Loss on disposal of
  discontinued businesses                 (3,972)               (68,180)                 (5,145)               (68,180)
Add back goodwill
  amortization                                --                  1,001                      --                  1,451
                                       ---------               --------               ---------               --------
  Net loss                             $  (5,235)              $(53,541)              $  (5,983)              $(52,213)
                                       =========               ========               =========               ========

Basic loss per share:
  Loss from continuing
    operations                         $   (0.20)              $  (0.19)              $   (0.14)              $  (0.18)
  Loss from discontinued
    operations                             (0.64)                 (8.47)                  (0.83)                 (8.27)
                                       ---------               --------               ---------               --------
  Net loss                             $   (0.84)              $  (8.66)              $   (0.97)              $  (8.45)
                                       =========               ========               =========               ========

Diluted loss per share:
  Loss from continuing
    operations                         $   (0.20)              $  (0.19)              $   (0.14)              $  (0.18)
  Loss from discontinued
    operations                             (0.64)                 (8.47)                  (0.83)                 (8.27)
                                       ---------               --------               ---------               --------

  Net loss                             $   (0.84)              $  (8.66)              $   (0.97)              $  (8.45)
                                       =========               ========               =========               ========

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for disposal activities the Company initiates after December 31, 2002. The Company is in the process of evaluating the effect that adopting SFAS 146 will have on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are the world's largest manufacturer of performance-critical rescue hoists and cargo hooks used primarily for helicopter rescue and transport applications, weapons system lifting devices, and hold-open rods used on aircraft engine nacelles.

We also manufacture fixed-wing aircraft cargo winches, weapons handling systems for ground defense platforms and tie-down equipment.

Our wholly owned subsidiary, Norco, Inc., is a designer and manufacturer of telescoping rods used to hold open the engine nacelles of large commercial and military aircraft. Norco also manufactures and designs electro-mechanical actuators, support struts, and specialty locking devices for use in the aerospace and defense industries as well as power transmission products used in the industrial and medical industries, including ball-reversers, ball oscillators, and lead screws.

Beginning in fiscal 2001, we implemented a plan of restructuring to focus our resources and capital on our aerospace products business and exit the specialty fastener segment. As a result, our discontinued operations include all of the operations related to our specialty fastener segment, including TransTechnology Engineered Components LLC, the Breeze Industrial Products and Pebra hose clamp businesses, TransTechnology Engineered Rings, Aerospace Rivet Manufacturers Corp., and TCR Corporation. With the exception of TCR Corporation, all of the foregoing businesses had been divested by the date of this report. Of the operations included in fiscal 2002's discontinued operations, only TransTechnology Engineered Rings USA, TransTechnology (GB), TT Brasil, Aerospace Rivet Manufacturers Corp. and TCR were carried into fiscal 2003. Only TCR remains to be divested under the restructuring plan, and we expect that it will be divested by the end of fiscal 2003.

All discussions related to our ongoing operations, or to TransTechnology Corporation, refer only to continuing operations, which consist of our Breeze-Eastern division and Norco. Discontinued operations are discussed separately under the heading "-- Divestitures and Discontinued Operations."

All references to three and six month periods in this Management's Discussion refer to the three and six month periods ended September 29, 2002 for fiscal year 2003 and the three and six month periods ended September 30, 2001 for fiscal year 2002. Also, when referred to in this report, operating profit means net sales less operating expenses, without deduction for interest and income taxes.

DIVESTITURES AND DISCONTINUED OPERATIONS

During fiscal 2001, we implemented a plan of restructuring to focus our resources and capital on our aerospace products business and exit the specialty fastener segment. As a result, our discontinued operations includes all of the operations related to our specialty fastener segment, which includes all of the divested operations described below and TCR Corporation, which we expect to divest by the end of fiscal 2003.

On July 10, 2001, we sold our Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million in cash. In a related transaction, we sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million. We used the proceeds from the sales to repay borrowings outstanding under our prior senior credit agreement.

On December 5, 2001, we sold TransTechnology Engineered Components to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. We used the cash proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement. In the fiscal quarter ended September 30, 2001, as part of our restructuring program, we reported a pre-tax asset impairment charge for TransTechnology Engineered Components, Inc. in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was specifically related to the write-down of goodwill. The sale proceeds of TransTechnology Engineered Components approximated our adjusted carrying value.

On February 21, 2002, we sold Seeger-Orbis to Barnes Group Inc. for $20.0 million cash. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement. Our balance sheet contains a non-current asset and a non-current liability in the amount of $3.1 million relating to the pension plan of Seeger-Orbis. These amounts represent our legal liability under German law and the indemnification we received from the buyer of the business for that liability.

On April 16, 2002, we sold Aerospace Rivet Manufacturers Corp. to Allfast Fastening Systems, Inc. for $3.2 million cash. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings (USA) to a newly formed affiliate of Sea View Capital LLC for $2.9 million cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On July 16, 2002, we completed the recapitalization of our TransTechnology (GB) Ltd. subsidiary, now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). We also converted $2.0 million of unsecured inter-company debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England.

On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $742,000, of which $325,000 was paid in cash and the balance in installment payments. We also will be paid $258,000 of debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

The $5.1 million loss from discontinued operations in the first six months of fiscal 2003 included:

-     operating income from discontinued operations of $0.5 million;

-     allocated interest expense of $1.3 million;

- a $1.9 million non-cash charge to reflect the amounts ultimately expected to be realized from sales;

- a cash charge of $0.2 million from the final settlement of our interest rate swap contracts;

- a non-cash charge of $4.9 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation; and

-     a tax benefit of $2.7 million.

In the first half of fiscal 2002, the $68.2 million loss from discontinued operations, which was offset by a $15.6 million after tax gain from the sale of and operations of our Breeze/Pebra hose clamp business, included:

- a $70.1 million anticipated loss on the sale of the engineered components business (which was pending at the end of the second quarter of fiscal 2002 but closed in the third quarter);

- increases in the losses anticipated upon the sale of our various retaining ring businesses (the last of which was sold in the second quarter of fiscal 2003);

- the forecasted operating income and interest expense associated with the specialty fastener segment through the anticipated closing dates of the divestitures of those units; and

-     a tax benefit of $36.8 million associated with the above items.


CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION. We recognize revenue at the later of (1) when products are shipped to customers and (2) when title passes to customers.

INVENTORY. We purchase materials for the manufacture of components for use in our products and for use by our engineering, repair and overhaul businesses. The decision to purchase a set quantity of a particular item is influenced by several factors including:

-     current and projected cost;

-     future estimated availability;

-     lead time for production of the materials;

-     existing and projected contracts to produce certain items; and

-     the estimated needs for its repair and overhaul business.

We value our inventories using the lower of cost or market on a first-in first-out (FIFO) basis and establish reserves as necessary to reduce the carrying amount of these inventories to net realizable value.

ENVIRONMENTAL RESERVES. We provide for environmental reserves when, after consultation with our internal and external counsel, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include:

- our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties;

-     a change in the environmental laws requiring more stringent requirements;

- a change in the estimate of future costs that will be incurred to remediate the site; and

-     changes in technology related to environmental remediation.

Current estimated exposure to environmental claims is discussed below under the caption "-- Liquidity and Capital Resources."

GOODWILL AND OTHER INTANGIBLE ASSETS. At September 29, 2002, we had recorded $10.7 million in net goodwill and other intangible assets related to acquisitions made in prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. Factors affecting these fair values include:

- the continued market acceptance of the products and services offered by the businesses;

- the development of new products and services by the businesses and the underlying cost of development;

-     the future cost structure of the businesses; and

-     future technological changes.

Effective April 1, 2002, we implemented SFAS 142 relative to the non-recognition of goodwill amortization and no longer reflect these charges in our results of operations from and including that effective date.

FINANCIAL DERIVATIVES. As noted previously, until July 5, 2002, we had outstanding interest rate swaps in association with our prior senior credit agreement. We valued these swaps using estimates based on then-prevailing interest rates, and the amount we were required to pay was impacted significantly by changes in interest rates. Additionally, we are required to treat our outstanding warrants as financial derivatives and mark these securities to market at the end of each accounting period, resulting in the recognition of gain or loss in each period. The amount of this gain or loss is determined by measuring the difference in the market value of a share of our common stock over a given period. A $1.00 change in our share price will result in a gain or loss of $0.4 million during the period in which the price change is realized.

VALUATION OF ASSETS HELD FOR SALE. We reflect Assets Held for Sale and Liabilities of Discontinued Businesses on our balance sheet. In the event the net realizable values of the businesses being divested is less than that estimated, or the length of time required to complete the divestiture is longer than estimated, the amounts realized from these accounts may be impacted. See "-- Divestitures and Discontinued Operations."

DEFERRED TAX ASSETS. This asset represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carry-forwards. In the event we do not generate adequate amounts of taxable income prior to the expiration of the tax loss carry-forwards, the amount of this asset may not be realized. Additionally, changes to the federal and state income tax laws could also impact our ability to use them. The state of New Jersey, in response to a budget crisis, has suspended for two years the ability of a corporation to use a net operating loss carryforward against taxable income earned in the state. As a result, we will be required to pay New Jersey income taxes for fiscal years 2003 and 2004 in spite of losses being carried forward.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Our sales increased to $17.3 million for the second quarter of fiscal 2003, a 6% increase over second quarter fiscal 2002 sales of $16.3 million. Norco saw an 11% drop in sales, primarily due to lower shipments of products to airframe manufacturers as a result of an expected reduction in the build rate of large commercial airliners in fiscal 2003. The ongoing decline in aircraft build rates was accelerated and exacerbated by the impact of the events of September 11. Due to lower utilization rates of the existing commercial airline fleet resulting from the slowing economy and the post-September 11 reduction in travel, Norco has experienced lower order rates and sales of hold-open rod spare parts and replacement parts that are sold directly to the airlines as maintenance items. This decline was offset by increased sales of Norco's developing product line of motion control products for use in medical testing equipment and increased sales of new equipment and spare parts to military agencies. Breeze Eastern realized a 17% increase in sales from the prior year's period as a result of higher shipments of rescue hoists and cargo hooks for military and civil rescue agencies, as well as increases in sales of spare parts, repair and overhaul of equipment already in the field.

Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. In addition, sales of Norco products to military original equipment manufacturers, or OEMs, carry higher gross margins than do sales of similar products to commercial OEMs. As a result of a sales mix that was more heavily weighted in favor of aftermarket and military sales, both Breeze Eastern and Norco recorded higher gross margins for the second quarter of fiscal 2003. These improvements in product mix, combined with fixed cost absorption on a generally higher sales volume, and a mid-year adjustment of accumulated manufacturing costs, led to an increase in gross margin to an unusually high 48.0% in the second quarter of fiscal 2003 from 40.1% in the comparable fiscal 2002 period.

Selling, general and administrative expenses increased 7.5% to $5.0 million in the second quarter of fiscal 2003 from $4.6 million in the second quarter of fiscal 2002. This increase was primarily due to higher selling, general and administrative expenses at Breeze Eastern due to its higher sales volume, offset by a 6.3% decrease in corporate office expenses to $1.9 million in the second quarter of fiscal 2003 from $2.0 million in the second quarter of fiscal 2002. The decrease in corporate office expenses was primarily due to the restructuring and reduction in personnel at the corporate office during calendar year 2001 and 2002.

Operating income increased 76% to $3.3 million in the second quarter of fiscal 2003 from $1.9 million in the second quarter of fiscal 2002. This increase was mainly due to a more favorable mix of repair, overhaul and spare parts business, the benefit of spreading fixed costs over a larger sales volume, and a higher sales volume, generally. Operating income also increased as a result of the elimination of goodwill amortization expense resulting from our adoption of SFAS 142, which changed our accounting method relative to the recognition of goodwill amortization expense. In the second quarter of fiscal 2003, we recognized no goodwill amortization expense, while in the second quarter of fiscal 2002, we recorded a goodwill amortization expense of $0.1 million.

EBITDA, or earnings before interest, taxes, depreciation and amortization, increased 39% to $3.9 million in the second quarter of fiscal 2003 from $2.8 million in the second quarter of fiscal 2002.

Interest expense for the second quarter of fiscal 2003 increased $1.3 million from the prior year period as a result of the allocation formula we use to apportion interest expense between continuing and discontinued operations. This formula is based upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the second quarter of fiscal 2003 decreased $3.0 million due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash. Assets held for sale were also substantially reduced, however, causing a higher percentage of assets to be allocated to continuing operations in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002, which resulted in an increased allocation of interest expense to the 2003 quarter.

As noted in Footnote 5 to the financial statements included in this report, the warrants associated with our senior subordinated notes due in 2005 are now deemed to be derivative financial instruments for purposes of generally accepted accounting principles. As required by those principles, changes in the value of our share price between August 7, 2002 and the end of the quarter resulted in our recognizing a non-cash, non-tax deductible loss of $1.2 million during the second quarter of fiscal 2003. There was no similar gain or loss recognized in the second quarter of the prior fiscal year. If the warrants are not exercised or otherwise retired, we may continue to experience similar losses, or gains, in the future.

During the second quarter of fiscal 2002, we incurred $1.1 million of costs related to forbearance fees we paid to our lenders under our prior senior credit agreement in association with their agreement not to pursue any actions against us for violating certain financial covenants. In the second quarter of fiscal 2003, we did not pay any such forbearance fees.

In the second quarter of fiscal 2002, we recognized a $1.2 million charge associated with the restructuring of our corporate office. This charge related primarily to severance costs resulting from the elimination of several positions. There were no such charges recognized in the second quarter of fiscal 2003.

New orders received in the second quarter of fiscal 2003 totaled $17.3 million, which represents a 16% increase from new orders of $14.9 million in the second quarter of fiscal 2002. Backlog at September 29, 2002 was $46.9 million, compared to $43.7 million at March 31, 2002 and $49.9 million at September 30, 2001. New orders received in the second quarter decreased at Norco primarily because lower activity by commercial airframe OEMs resulted in less orders for hold-open rods and less airline spare parts orders, generally. Breeze-Eastern experienced an increase in new orders primarily as the result of the timing of its receipt of domestic and foreign military and spare parts orders. Second quarter fiscal 2003 order intake is at 22% of the full year target, while second quarter fiscal 2002 new orders were at 20% of the full year's order intake. A significant portion of second quarter fiscal 2003 sales is derived from long-term contracts. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

SIX MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2001

Our sales increased to $37.2 million for the first half of fiscal 2003, a 7% increase over first half fiscal 2002 sales of $34.9 million. Norco saw a 10% drop in sales during the first half of fiscal 2003, primarily due to lower shipments of products to airframe manufacturers as a result of an expected reduction in the build rate of large commercial airliners in fiscal 2003. The ongoing decline in aircraft build rates was accelerated and exacerbated by the impact of the events of September 11. Due to lower utilization rates of the existing commercial airline fleet resulting from the slowing economy and the post-September 11 reduction in travel, Norco has experienced lower order rates and sales of hold-open rod spare parts and replacement parts that are sold directly to the airlines as maintenance items. This decline was offset by increased sales of Norco's developing product line of motion control products for use in medical testing equipment and increased sales of new equipment and spare parts to military agencies. Breeze Eastern realized a 13% increase in sales from the prior year's period as a result of higher shipments of rescue hoists and cargo hooks for military and civil rescue agencies, as well as increases in sales of spare parts, repair and overhaul of equipment already in the field.

Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. In addition, sales of Norco products to military OEMs carry higher gross margins than do sales of similar products to commercial OEMs. As a result of a sales mix that was more heavily weighted in favor of aftermarket and military sales, both Breeze Eastern and Norco recorded higher gross margins for the first half of fiscal 2003. These improvements in product mix, combined with fixed cost absorption on a generally higher sales volume, and a mid-year adjustment to accumulated manufacturing costs, led to an increase in gross margin to an unusually high 46.4% in the first half of fiscal 2003 from 40.0% in the comparable fiscal 2002 period.

Selling, general and administrative expenses decreased 1.7% to $9.4 million in the first half of fiscal 2003 from $9.6 million the first half of fiscal 2002. This decrease was primarily due to a 17% decrease in corporate office expenses to $4.0 million in the first half of fiscal 2003 from $4.4 million of in the first half of fiscal 2002, which was offset by higher selling, general and administrative expenses at Breeze Eastern due to its higher sales volume. The decrease in corporate office expenses during the first half of fiscal 2003 was primarily due to the restructuring of the corporate office during fiscal 2002.

Operating income increased 78% to $7.8 million in the first half of fiscal 2003 from $4.4 million in the first half of fiscal 2002. This increase was mainly due to a more favorable mix of repair, overhaul and spare parts business, the benefit of spreading fixed costs over a larger sales volume, and a higher sales volume. Operating income also increased as a result of the elimination of goodwill amortization expense resulting from our adoption of SFAS 142, which changed our accounting method relative to the recognition of goodwill amortization expense. In the first half of fiscal 2003, we recognized no goodwill amortization expense, while in the first half of fiscal 2002, we recorded a goodwill amortization expense of $0.1 million.

EBITDA, or earnings before interest, taxes, depreciation and amortization, increased 41% to $ 8.9 million in the first half of fiscal 2003 from $6.3 million in the first half of fiscal 2002.

Interest expense for the first half of fiscal 2003 increased $3.0 million from the prior year period as a result of the allocation formula we use to apportion interest expense between continuing and discontinued operations. This formula is based upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the first half of fiscal 2003 decreased $7.3 million due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash. Assets held for sale were also substantially reduced, however, causing a higher percentage of assets to be allocated to continuing operations in the first half of fiscal 2003 compared to the first half of fiscal 2002, which resulted in an increased allocation of interest expense to the first half of fiscal 2003.

As noted in Footnote 5 to the financial statements included in this report, the warrants associated with our senior subordinated notes due in 2005 are now deemed to be derivative financial instruments for purposes of generally accepted accounting principles. As required by those principles, changes in the value of our share price between August 7, 2002 and the end of the first half of fiscal 2003 resulted in our recognizing a non-cash, non-tax deductible loss of $1.2 million during the first half of fiscal 2003. There was no similar gain or loss recognized in the first half of the prior fiscal year. If the warrants are not exercised or otherwise retired, we may continue to experience similar losses, or gains, in the future.

During the first half of fiscal 2003, we incurred $0.8 million of costs related to forbearance fees we paid to our lenders under our prior senior credit agreement in association with their agreement not to pursue any actions against us for violating certain financial covenants. In the first half of the prior fiscal year, we incurred $2.2 million of such costs. The reduction in these costs was the result of lower overall levels of debt during the current fiscal year and the refinancing of our prior senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

In the first half of the prior fiscal year, we recognized a $1.2 million charge associated with the restructuring of our corporate office. This charge related primarily to severance costs following the elimination of several positions. There were no such charges recognized in the first half of fiscal 2003.

New orders received in the first half of fiscal 2003 totaled $38.6 million, which represents a 14% decrease from new orders of $44.7 million in the first half of fiscal 2002. Both Breeze-Eastern and Norco experienced decreases in new orders and backlog in the first half of fiscal 2003 compared to fiscal 2002. New orders decreased at Norco primarily because lower activity by commercial airframe OEMs resulted in less orders for hold-open rods and less airline spare parts orders, generally. Breeze-Eastern experienced a reduction in new orders primarily as the result of the timing of the receipt of domestic and foreign military and spare parts orders. First half fiscal 2002 new orders were unusually high at 61% of the full year's order intake, while first half fiscal 2003 order intake is at 50% of the full year target. A significant portion of first half fiscal 2003 sales was derived from long-term contracts. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

LIQUIDITY AND CAPITAL RESOURCES

Our restructuring and divestiture program has had a substantial impact upon our financial condition through September 29, 2002 as we reduced debt with the proceeds of the divestitures and lowered costs as a result of the corporate office restructuring. During the second quarter of fiscal 2003, we sold our Brazilian retaining ring operation for aggregate cash proceeds of $0.3 million and recapitalized our U.K. retaining ring operation receiving $121 (one hundred twenty-one dollars) in cash, retaining 19% of its equity, and converting $2.0 million of unsecured intercompany indebtedness into a mortgage on the unit's U.K. real estate. All of these proceeds, after payment of transaction fees and expenses, were used to reduce our prior senior credit agreement. At September 29, 2002, indebtedness outstanding under our new senior credit facility was $24.6 million, compared to $21.8 million of indebtedness outstanding under our prior senior credit agreement at the end of the first quarter of fiscal 2003 and $29.1 million at the beginning of fiscal 2003.

We are in the process of divesting our subsidiary, TCR Corporation. We expect to complete this transaction during the second half of fiscal 2003, and we anticipate applying all of the proceeds to the repayment of our outstanding debt. The assets and liabilities of this business unit are presented in Assets Held for Sale and Liabilities of Discontinued Businesses on the September 29, 2002 balance sheet at their estimated net realizable values.

WORKING CAPITAL. Our working capital at September 29, 2002 was $27.7 million, compared to $33.3 million at the end of the first quarter of fiscal 2003 and $41.8 million at the beginning of fiscal 2003. Excluding the impact of assets and liabilities of businesses held for sale, working capital at September 29, 2002 was $13.8 million, compared to $18.3 million at the end of the first quarter of fiscal 2003 and $21.3 million at the beginning of fiscal 2003. The ratio of current assets to current liabilities was 1.9 to 1.0 at September 29, 2002, unchanged from the end of the first quarter of fiscal 2003 and compared to
2.0 to 1.0 at the beginning of fiscal 2003.

Working capital changes during the second quarter of fiscal 2003, exclusive of assets held for sale, resulted from increases in accounts receivable of $1.5 million and inventories of $0.7 million. The increase in accounts receivable was due to higher shipments in the last month of the second quarter compared to the last month of the first quarter of fiscal 2003. The increase in inventory was largely due to the purchase of long lead time materials and the manufacture of work in process needed to fulfill customers' long-term purchase orders. The number of days that sales were outstanding in accounts receivable increased to 56 days at September 29, 2002 from 46 days at June 30, 2002, while inventory turnover remained unchanged at 1.9 turns over the same time period. Current liabilities decreased $6.1 million, primarily due to decreases in accounts payable, other accrued expenses, and liabilities of discontinued operations which were offset by an increase in the current portion of long-term debt as a result of the refinancing of our prior senior credit agreement, which is discussed below.

Working capital changes during the first six months of fiscal 2003, exclusive of assets held for sale, resulted from a decrease in accounts receivable of $0.1 million, a decrease in inventories of $0.2 million, the receipt of $7.4 million of federal income tax refunds, and an increase in prepaid expenses of $0.8 million. The decrease in accounts receivable was due to a faster collection cycle during the first quarter and higher sales in the first half of fiscal 2003 from the first half of fiscal 2002, and lower sales in the second quarter of fiscal 2003 than in the first quarter. The decrease in inventory was largely due to the use of long lead time materials previously purchased and needed to fulfill customers' long-term purchase orders. The number of days that sales were outstanding in accounts receivable increased to 56 days at September 29, 2002 from 55 days at March 31, 2002, while inventory turnover remained unchanged at
1.9 turns over the same time period. Current liabilities decreased $12.9 million, primarily due to decreases in accounts payable, other accrued expenses, accrued income taxes, and liabilities of discontinued operations which were offset by an increase in the current portion of long-term debt as a result of the refinancing of our prior senior credit agreement, which is discussed below.

CREDIT FACILITY. On August 7, 2002, we entered into a $34.0 million senior credit facility, consisting of a $13.5 million, asset based, revolving credit facility and a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc., and a $14.1 million Term Loan B from Ableco Finance LLC. At September 29, 2002, we had the full amount of each of the term loans outstanding and $4.1 million outstanding under the revolving credit facility. This new senior credit facility, which has a three-year term, is secured by all of our assets, carries a weighted average interest rate on its full commitment of 9.76% and contains customary financial covenants and events of default. Initial borrowings under the new senior credit facility were used to refinance our prior senior credit agreement. As of the date of this report, we are not in default on any of the provisions of the new senior credit facility. Subject to limitations relating to levels of certain assets and reserves for future interest payments, as of September 29, 2002 we had unused borrowing capacity on the revolving credit facility of $9.4 million.

SENIOR SUBORDINATED NOTES. On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes and warrants to purchase shares of our common stock to a group of institutional investors. We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The senior subordinated notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. We may prepay the senior subordinated notes after August 29, 2001 at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The senior subordinated notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. At September 29, 2002 the principal balance outstanding on the notes amounted to $80.6 million, which included the original principal amount plus the "payment-in-kind" notes.

At issuance, the warrants entitled their holders to acquire, in the aggregate, 427,602 shares, or approximately 7%, of our common stock at an exercise price of $9.93 a share. This exercise price represents the average daily closing price of our common stock on the New York Stock Exchange for the thirty- (30) days preceding the completion of the private placement. The warrants must be exercised by August 29, 2010.

Effective with the refinancing of our prior senior credit agreement with our new senior credit facility on August 7, 2002, the holders of our senior subordinated notes agreed to amend the notes. Under the amended senior subordinated notes, we paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the notes by 2% effective January 1, 2003, with such rate increasing 0.25% each quarter until we retire the notes. Additionally, we amended the terms of the warrants to reduce the exercise price of each warrant to provide the holders with a minimum profit on the exercise of the warrants equal to $5.00 per share if the warrants are exercised and sold prior to December 31, 2002. This could result in a reduction of our proceeds from the exercise of the warrants by up to $2.1 million. If the warrants remain outstanding after December 31, 2002, their exercise price will be reduced to $0.01 per share. In addition, the amended warrants contain a "put" right that allows the holders to cause us to purchase the warrants at a price of $5.00 per underlying share upon the occurrence of certain "liquidity events," including the sale of our company or either of our aerospace units.

Since the warrants are now considered derivative financial instruments for purposes of generally accepted accounting principles, during the quarter ended September 29, 2002, we recorded the value of the warrants as a charge to shareholders' equity of $4.55 million with a corresponding credit to a long-term liability. The amount of the charge was determined by measuring the difference between the $0.01 per share potential exercise price and the market value of a share of common stock on August 7, 2002. By September 29, 2002, the share price of our common stock had risen to $13.46, compared to $10.64 on August 7, which resulted in a mark-to-market charge to operating results of $1.2 million. Until the provisions of the amended warrants that enable their holders to "put" the warrants to us for $5.00 per share are extinguished, we will mark the warrants to market and will recognize the corresponding income or loss in our Statement of Consolidated Operations. Upon the termination of the put rights, the original amount of the liability and the adjustment to paid in capital, as increased or decreased by the amounts of any income or expense recognized from the mark-to-market adjustments, will be reversed out of the liability and will be credited to paid in capital.

If we do not retire our senior subordinated notes and repurchase the warrants by December 31, 2002, we may thereafter have 427,602 additional shares outstanding in computing earnings per share, a dilution factor of approximately 7%. Our maximum cash exposure related to these warrants and their put rights, if any, is the $2.1 million that would be required to redeem the warrants or the underlying shares if there were a sale of our entire company or either of our aerospace units.

CAPITAL EXPENDITURES. Our capital expenditures were $0.3 million in the second quarter of fiscal 2003, compared to $0.1 million spent in the same period last year. For the first six months of fiscal 2003, capital spending was $0.6 million, compared to $0.1 million in first half of the prior fiscal year. In fiscal 2003, we expect total capital expenditures to be less than $1.0 million. Projects budgeted in fiscal 2003 include refurbishment of the Breeze Eastern offices, the purchase of new production machinery at the Norco facility, and the initial phase of installing a new ERP system at Breeze Eastern.

We have divested or plan to divest nine businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have no unresolved claims for indemnification with respect to any of these divested businesses that aggregate more than $0.1 million. Additionally, the terms of such divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, all purchase price adjustments have been agreed and paid.

INFLATION. While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

ENVIRONMENTAL MATTERS. During the fourth quarter of fiscal 2000, we presented an environmental cleanup plan for a portion of a site in Pennsylvania, which we continue to own, although the related business has been sold. We submitted this plan pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, or PaDEP, concluded in fiscal 1999. Pursuant to the execution of the Consent Order, we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site is contemplated by December 31, 2002. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At September 29, 2002, our cleanup reserve was $1.8 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

We also continue to participate in environmental assessments and remediation work at nine other locations, which include operating facilities, facilities for sale, and previously owned facilities. We estimate that our potential costs for implementing corrective action at these sites will not exceed $0.4 million payable over the next several years, and have provided for the estimated costs in the accrual for environmental liabilities.

In addition, we have been named as a potentially responsible party in eight environmental proceedings pending in several other states. Each of these proceedings alleges that we were a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged we were an owner or operator. These properties generally relate to businesses that have been sold or discontinued. We estimate that our future costs and our proportional share of remedial work to be performed associated with these proceedings will not exceed $0.1 million and have provided for these estimated costs as an accrual for environmental liabilities.

LITIGATION. We are also engaged in various other legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on our consolidated financial position or the results of our operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement to be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. We are currently evaluating the effect, if any, that the adoption of SFAS 143 will have on our consolidated financial position, results of operations and cash flows.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). We are in the process of evaluating the effect that adopting SFAS 145 will have on our financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for disposal activities we initiate after December 31, 2002. We are in the process of evaluating the effect that adopting SFAS 146 will have on our financial statements.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several years:

                                                                                                2008 AND
(DOLLARS IN MILLIONS)            2003         2004         2005         2006         2007      THEREAFTER     TOTAL
                                ------       ------       ------       ------       ------     ----------     ------
Long-Term Debt                      --       10,050        8,800       84,080           --           --      102,930
Operating Leases                   911          415          108           63           37            2        1,536
Other Long-Term Contracts           --           --           --           --           --           --           --
                                ------       ------       ------       ------       ------       ------       ------
     Total                         911       10,465        8,908       84,143           37            2      104,466


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

We are exposed to various market risks, primarily changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates and interest rates.

Because the warrants we issued in conjunction with our senior subordinated notes are now considered, for purposes of generally accepted accounting principles, to be financial derivatives, we are exposed to changes in our share price. While this exposure has no cash consideration or exposure associated with it, changes in our share price may result in material mark-to-market losses or gains in our consolidated results of operations and balance sheet accounts.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, the Company has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position or the results of our operations in future periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual stockholders' meeting, held on July 18, 2002, all seven of our directors nominated for reelection were reelected for a term of one year.

The results of the voting on the election of directors were as follows:

                                    VOTES
                                     FOR          ABSTENTIONS
                                  ---------       -----------
Daniel Abramowitz                 5,231,286          51,972
Gideon Argov                      5,228,786          54,472
Michael J. Berthelot              5,084,294         198,964
Thomas V. Chema                   5,158,236         125,022
Jan Naylor Cope                   5,157,336         125,922
John Dalton                       5,161,736         121,522
William Recker                    5,229,532          53,726


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) A report on Form 8-K was filed on August 22, 2002 to report the completion of the refinancing of the Company's Senior Debt with The CIT/Business Credit Group, Inc. and Ableco Finance LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)

Dated:  November 12, 2002    By:  /s/Joseph F. Spanier
                                 -------------------------------------
                                 JOSEPH F. SPANIER, Vice President
                                 Treasurer and Chief Financial Officer*

      * On behalf of the Registrant and as Principal Financial and Accounting Officer.

                                  CERTIFICATION

I, Michael J. Berthelot, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of TransTechnology Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 12, 2002                      /s/ Michael J. Berthelot
                                                --------------------------------
                                                Michael J. Berthelot
                                                Chairman of the Board, President
                                                and Chief Executive Officer

                                  CERTIFICATION

I, Joseph F. Spanier, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of TransTechnology Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: November 12, 2002                      /s/ Joseph F. Spanier
                                                --------------------------------
                                                Joseph F. Spanier
                                                Chief Financial Officer