Form 10-Q
period 2002-12-29
TRANSTECHNOLOGY CORP
filed 2003-01-31
CIK 99359

                                    FORM 10-Q

                             --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 29, 2002

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

                  Yes [X]   No [_]

      As of January 27, 2003, the total number of outstanding shares of registrant's one class of common stock was 6,200,774.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

                                                                          Page No.
                                                                          --------
PART I.   Financial Information

  Item 1.   Financial Statements........................................      2

            Statements of Consolidated Operations--
            Three and Nine Month Periods Ended December 29, 2002
            and December 30, 2001.......................................      3

            Consolidated Balance Sheets--
            December 29, 2002 and March 31, 2002........................      4

            Statements of Consolidated Cash Flows--
            Nine Month Periods Ended December 29, 2002 and
            December 30, 2001...........................................      5

            Notes to Consolidated Financial Statements..................   6-14

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................  15-27

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..     28

  Item 4.   Controls and Procedures.....................................     28

PART II.   Other Information

  Item 1.   Legal Proceedings...........................................     29

  Item 6.   Exhibits and Reports on Form 8-K............................     29

SIGNATURES..............................................................     29

CERTIFICATIONS       ...................................................  30-31

EXHIBIT 99.1............................................................     32

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 29, 2002, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2002.

Information provided herein as of March 31, 2002 and for the three and nine month periods ended December 30, 2001 and the nine months ended December 29, 2002, has been reclassified to give effect to the reporting of the Company's specialty fasteners business segment and its wholly owned subsidiary, Norco, Inc., as discontinued operations as discussed in Note 4 to the Financial Statements.

                     [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        ------------------------------------   ------------------------------------
                                                        DECEMBER 29, 2002  DECEMBER 30, 2001   DECEMBER 29, 2002  DECEMBER 30, 2001
                                                        -----------------  -----------------   -----------------  -----------------
Net sales                                                   $    15,562        $    12,686        $    41,303        $    35,520
Cost of sales                                                     8,076              7,184             22,132             21,354
                                                            -----------        -----------        -----------        -----------
Gross profit                                                      7,486              5,502             19,171             14,166
                                                            -----------        -----------        -----------        -----------

General, administrative
  and selling expenses                                            4,012              4,033             11,885             12,488
Interest expense                                                  2,418              1,726              6,538              4,205
Interest and other expense (income) - net                           151                (72)               118               (154)
Unrealized gain on warrants                                      (1,228)                --                 (9)                --
Forbearance fees                                                     --                473                764              2,635
Corporate office restructuring charge                               515                400                515              1,629
                                                            -----------        -----------        -----------        -----------
Income (loss) from continuing operations
  before income taxes                                             1,618             (1,058)              (640)            (6,637)
Provision for income taxes (benefit)                                181               (381)              (225)            (2,409)
                                                            -----------        -----------        -----------        -----------
    Income (loss) from continuing operations                      1,437               (677)              (415)            (4,228)

Discontinued operations:
    Income from sale of businesses and income
      from operations of discontinued
      businesses (less applicable income
      taxes of $8,012 for the nine month
      period ended December 30, 2001).                                --                 --                 --             16,414

    Loss on disposal of discontinued businesses
      (less applicable income tax benefits of
      $1,930 and $3,908 for the three and nine
      month periods ended December 29, 2002 and
      $2,350 and $37,816 for the three and nine month
      periods ended December 30, 2001, respectively).            (3,126)            (5,538)            (7,256)           (72,201)
                                                            -----------        -----------        -----------        -----------

    Net loss                                                $    (1,689)       $    (6,215)       $    (7,671)       $   (60,015)
                                                            ===========        ===========        ===========        ===========

Basic earnings (loss) per share:

    Earnings (loss) from continuing operations              $      0.23        $     (0.11)       $     (0.07)       $     (0.68)
    Loss from discontinued operations                             (0.51)             (0.90)             (1.17)             (9.03)
                                                            -----------        -----------        -----------        -----------

    Net loss                                                $     (0.28)       $     (1.01)       $     (1.24)       $     (9.71)
                                                            ===========        ===========        ===========        ===========
Diluted earnings (loss) per share:

    Earnings (loss) from continuing operations              $      0.23        $     (0.11)       $     (0.07)       $     (0.68)
    Loss from discontinued operations                             (0.50)             (0.90)             (1.17)             (9.03)
                                                            -----------        -----------        -----------        -----------

    Net loss                                                $     (0.27)       $     (1.01)       $     (1.24)       $     (9.71)
                                                            ===========        ===========        ===========        ===========

Numbers of shares used in computation
    of per share information: (Note 1)
      Basic                                                   6,199,000          6,178,000          6,196,000          6,177,000
      Diluted                                                 6,295,000          6,178,000          6,196,000          6,177,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)


                                                                                       (UNAUDITED)
                                                                                     DECEMBER 29, 2002     MARCH 31, 2002
                                                                                     -----------------     --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                            $   2,203             $      97
    Accounts receivable (net of allowance for doubtful accounts
      of $146 at December 29, 2002 and $341 at March 31, 2002)                               8,308                 7,840
    Inventories                                                                             17,968                16,869
    Prepaid expenses and other current assets                                                2,054                 1,003
    Income tax receivable                                                                       83                 7,600
    Deferred income taxes                                                                    1,106                 1,538
    Assets held for sale                                                                    33,712                64,977
                                                                                         ---------             ---------
      Total current assets                                                                  65,434                99,924

Property, plant and equipment                                                               12,729                12,522
    Less accumulated depreciation and amortization                                          10,325                10,215
                                                                                         ---------             ---------
      Property, plant and equipment - net                                                    2,404                 2,307
                                                                                         ---------             ---------
Other assets:
    Costs in excess of net assets of acquired businesses
      (net of $450 accumulated amortization)                                                   402                   402
    Deferred income taxes                                                                   31,682                29,266
    Other                                                                                   14,603                12,847
                                                                                         ---------             ---------
      Total other assets                                                                    46,687                42,515
                                                                                         ---------             ---------
      Total                                                                              $ 114,525             $ 144,746
                                                                                         =========             =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Current portion of long-term debt                                                    $   7,850             $      --
    Accounts payable - trade                                                                 3,362                 4,503
    Accrued compensation                                                                     2,362                 2,231
    Accrued income taxes                                                                      --                     449
    Liabilities of discontinued operations                                                   2,918                21,142
    Other current liabilities                                                               12,666                14,096
                                                                                         ---------             ---------
      Total current liabilities                                                             29,158                42,421
                                                                                         ---------             ---------
Long-term debt payable to banks and others                                                  95,086               107,564
                                                                                         ---------             ---------
Deferred income taxes                                                                          664                 1,188
                                                                                         ---------             ---------
Other long-term liabilities                                                                 15,153                 9,780
                                                                                         ---------             ---------
Stockholders' deficit:
    Preferred stock - authorized, 300,000 shares;  none issued                                  --                    --
    Common stock - authorized, 14,700,000 shares of $.01 par value;
      issued 6,748,338 at December 29, 2002, and 6,739,264 at March 31, 2002.                   67                    67
    Additional paid-in capital                                                              73,830                78,286
    Note receivable from officer                                                              (103)                 (123)
    Accumulated deficit                                                                    (89,898)              (82,227)
    Accumulated other comprehensive loss                                                      --                  (2,888)
    Unearned compensation                                                                     (248)                 (236)
                                                                                         ---------             ---------
                                                                                           (16,352)               (7,121)
    Less treasury stock, at cost - (555,826 shares at December 29, 2002
      and 548,186 shares at March 31, 2002)                                                 (9,184)               (9,086)
                                                                                         ---------             ---------
      Total stockholders' deficit                                                          (25,536)              (16,207)
                                                                                         ---------             ---------
      Total                                                                              $ 114,525             $ 144,746
                                                                                         =========             =========



See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                         NINE MONTHS ENDED
                                                                                --------------------------------------
                                                                                December 29, 2002    December 30, 2001
                                                                                -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (7,671)            $ (60,015)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Loss on divestiture of discontinued businesses, net of tax                         7,256                72,386
    Gain on sale of discontinued businesses, net of tax                                   --               (16,599)
    Depreciation and amortization                                                      1,671                 2,060
    Decrease in net assets of discontinued companies                                   3,807                29,800
    Warrant mark to market adjustment                                                      9                    --
    Noncash interest expense                                                           2,265                 1,890
    Deferred taxes                                                                    (4,063)              (32,980)
    (Reduction of) provision for losses on accounts and notes receivable                (195)                  196
    Changes in assets and liabilities - excluding the effects
      of acquisitions and dispositions:
      Decrease in accounts receivable and other receivables                            7,395                 4,686
      (Increase) decrease in inventories                                              (1,099)                1,582
      (Increase) decrease in other assets                                             (3,188)                4,464
      Decrease in accounts payable                                                    (1,141)               (1,264)
      Increase (decrease) in accrued compensation                                        131                  (335)
      (Decrease) increase in income taxes payable                                       (449)                  142
      Decrease in other liabilities                                                     (769)               (2,851)
                                                                                    --------             ---------
   Net cash provided by operating activities                                           3,959                 3,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                    (501)                 (137)
Proceeds from sales of businesses                                                      6,425               139,325
(Increase) decrease in notes and other receivables                                      (208)                  155
                                                                                    --------             ---------
    Net cash provided by investing activities                                          5,716               139,343

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) term loan                                               20,500               (38,750)
Repayments of other debt                                                             (28,067)             (105,862)
Exercise of stock options and other                                                       (2)                   32
                                                                                    --------             ---------
   Net cash used in financing activities                                              (7,569)             (144,580)

Increase (decrease) in cash and cash equivalents                                       2,106                (2,075)
Cash and cash equivalents at beginning of period                                          97                 2,337
                                                                                    --------             ---------
Cash and cash equivalents at end of period                                          $  2,203             $     262
                                                                                    ========             =========
Supplemental information:
  Interest payments                                                                 $ 13,409             $  10,309
  Income tax payments                                                               $    215             $   1,418
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                                $  2,118             $     775
  Noncash charge to equity from classification of warrants
    as financial derivatives                                                        $  4,550             $      --


See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

NOTE 1.     Earnings (Loss) Per Share

      Basic earnings (loss) per share are computed by dividing income (loss) by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net loss by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants.

      The components of the denominator for basic loss per common share and diluted loss per common share are reconciled as follows:

                                                 Three Months Ended                            Nine Months Ended
                                         ----------------------------------            ---------------------------------
                                         December 29,          December 30,            December 29,          December 30,
                                             2002                  2001                   2002                  2001
                                            -----                 -----                  -----                 -----
      Basic Earnings (Loss)
        per Common Share:

        Weighted-average
         common stock outstanding for
         basic loss per share
         calculation                        6,199                 6,178                  6,196                 6,177
                                            =====                 =====                  =====                 =====
      Diluted Earnings (Loss)
        per Common Share:

        Weighted-average
         common shares
         outstanding                        6,199                 6,178                  6,196                 6,177

        Stock options and
         warrants*                             96                    --                     --                    --
                                            -----                 -----                  -----                 -----
      Weighted-average common stock
        outstanding for diluted loss
        per share calculation               6,295                 6,178                  6,196                 6,177
                                            =====                 =====                  =====                 =====


* Not including anti-dilutive stock options totaling 265 for the three and nine month periods ended December 29, 2002, and 330 and 447 for the three and nine month periods ended December 30, 2001, respectively. Also excluding warrants totaling 428 for the three month period ended December 30, 2001 and the nine month periods ended December 29, 2002 and December 30, 2001.

NOTE 2.     Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and nine month periods ended December 29, 2002 and December 30, 2001 is summarized below.

                                              Three Months Ended                     Nine Months Ended
                                       ---------------------------------      --------------------------------
                                       December 29,         December 30,      December 29,        December 30,
                                           2002                2001               2002                2001
                                         -------             -------             -------             --------
      Net loss                           $(1,689)            $(6,215)            $(7,671)            $(60,015)
      Other comprehensive
        income (loss), net
        of tax:

      Foreign currency
        translation adjustment
        arising during period                 --                (328)                (86)              (1,288)

      Reclassification adjustment
        for sale of investment in
        foreign entity
                                              --               1,258               2,974                2,542
      Reclassification adjustment
        for minimum pension
        liability due to sale of
        business                              --               1,155                  --                1,155
                                         -------             -------             -------             --------
      Total comprehensive
        loss                             $(1,689)            $(4,130)            $(4,783)            $(57,606)
                                         =======             =======             =======             ========


NOTE 3.     Inventories

      Inventories are summarized as follows:

                                  December 29, 2002   March 31, 2002
                                  -----------------   --------------
      Finished goods                  $     2            $     4

      Work in process                   4,932              4,098

      Purchased and
        manufactured parts             13,034             12,767
                                      -------            -------
        Total                         $17,968            $16,869
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

      On December 23, 2002, the Board of Directors of the Company authorized the sale of Norco, Inc. (Norco). As a result of this decision, the balance sheets and income statements have been reclassified to reflect Norco as a discontinued operation. On January 24, 2003, the Company entered into a definitive agreement to sell the business and substantially all of the assets of Norco for cash consideration of $52.0 million, subject to closing and post-closing adjustments. The transaction is expected to close in February 2003.

      Charges for the termination of corporate office employees were $0.5 million for the three and nine months ended December 29, 2002 and $0.4 million and $1.6 million for the three and nine months ended December 30, 2001, respectively. These charges were for salaries and benefits directly related to the individuals being terminated. Except for the amounts recorded in the three month period ended December 29, 2002, all other amounts have been paid as of December 29, 2002.

      Breeze Industrial Products and Pebra were sold in July 2001; TTEC was sold in December 2001; Seeger-Orbis was sold in February 2002; Aerospace Rivet Manufacturers Corp. was sold in April 2002; TransTechnology Engineered Rings USA was sold in May 2002; an 81% controlling interest in TransTechnology (GB) was sold in July 2002; and TT Brasil was sold in August 2002. As a result of these divestitures, of the operations included in fiscal 2002's discontinued operations, only TransTechnology Engineered Rings USA, TransTechnology (GB), TT Brasil, Aerospace Rivet Manufacturers Corp. and TCR Corporation were carried into fiscal 2003. As of December 29, 2002, only TCR Corporation remained to be divested under the restructuring plan, and the Company completed the divestiture on January 3, 2003. Net proceeds of approximately $9.0 million from the sale were used to reduce senior debt.

      The accompanying financial statements have been reclassified to conform to discontinued operations treatment for all periods presented. A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $1.7 million and $5.3 million for the three and nine month periods ended December 29, 2002, and $3.9 million and $16.6 million for the three and nine month periods ended December 30, 2001. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income, assets and liabilities of the underlying discontinued businesses.

      Net sales and losses from the discontinued operations were as follows:

                                                  Three Months Ended                       Nine Months Ended
                                            December 29,         December 30,        December 29,         December 30,
                                                2002                2001                 2002                  2001
                                              -------             --------             --------             ---------
      Net sales                               $ 9,370             $ 41,972             $ 40,852             $ 160,447
                                              =======             ========             ========             =========

      Pre-tax loss from
        discontinued operations               $(5,056)            $ (7,888)            $(11,164)            $(110,017)

      Pre-tax gain on disposal
        of Breeze Industrial/Pebra                 --                   --                   --                24,426

      Income tax benefit                        1,930                2,350                3,908                29,804
                                              -------             --------             --------             ---------
      Net loss from discontinued
        operations                            $(3,126)            $ (5,538)            $ (7,256)            $ (55,787)
                                              =======             ========             ========             =========

      The Company reported that the $3.1 million loss from discontinued operations in the current quarter included operating income from discontinued businesses of $1.8 million; allocated interest expense of $1.7 million, a $5.1 million non-cash charge to recognize additional charges to reflect the amounts ultimately expected to be received from sales, which were offset by a tax benefit of $1.9 million. On January 15, 2003, the Company reported in a press release a net loss from discontinued operations of $3.5 million and $7.6 million for the three and nine months ended December 29, 2002. Subsequent to the press release the Company recorded an adjustment related to the disposition of certain foreign subsidiaries which reduced the reported losses to the amounts indicated above. The adjustment had no effect on the balance sheet information reported in the press release.

      Pre-tax losses for the three and nine month periods ended December 29, 2002 and December 30, 2001, include operating income/losses and allocated interest expense related to these periods.

      Assets and liabilities of the discontinued businesses were as follows:

                                                      December 29,         March 31,
                                                          2002               2002
                                                        -------            -------
      Current assets                                    $18,172            $34,206
      Property, plant and equipment                       5,304             12,407
      Other assets                                       10,236             18,364
                                                        -------            -------
      Assets held for sale                              $33,712            $64,977
                                                        =======            =======
      Current liabilities                               $ 2,915            $19,883
      Long-term liabilities                                   3              1,259
                                                        -------            -------
      Liabilities of discontinued operations            $ 2,918            $21,142
                                                        =======            =======

NOTE 5.     Long-term Debt Payable to Banks and Others

      Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                             December 29,            March 31,
                                                2002                  2002
                                              --------              --------
      Old credit agreement       -   7.25%          --              $ 17,000
      New Revolver               -   5.75%    $  1,589                    --
      Term Loan A                -   6.25%       5,900                    --
      Old credit agreement       -   8.00%          --                 9,562
      Term Loan B                -  15.75%      14,318                    --
      Old credit agreement       -  25.00%          --                 2,500
      Senior Subordinated
      Notes                      -  16.00%      81,243                78,648
                                              --------              --------
                                               103,050               107,710

      Less current maturities                    7,850                    --
      Less unamortized discount                    114                   146
                                              --------              --------
      Total long-term debt                    $ 95,086              $107,564
                                              ========              ========

      CREDIT FACILITIES - On August 7, 2002, the Company entered into a $34.0 million senior credit facility, consisting of a $13.5 million, asset based, revolving credit facility (the "New Revolver"), and a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc., and a $14.1 million Term Loan B from Ableco Finance LLC (collectively, the "New Senior Credit Facility"). The New Senior Credit Facility, which has a three-year term, is secured by all of the Company's assets, carries a weighted average interest rate on its full commitment of 9.76% and contains customary financial covenants and events of default. Borrowings under the New Senior Credit Facility were initially used by the Company to refinance its prior senior credit agreement. As of the date of this report, the Company is not in default on any of the provisions of the New Senior Credit Facility. Subject to limitations relating to levels of certain assets and reserves for future interest payments, as of December 29, 2002, the Company has unused borrowing capacity on the New Revolver of $11.9 million.

      SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. At December 29, 2002, the principal balance outstanding on the notes amounted to $81.2 million, which included the original principal amount plus the "payment-in-kind" Notes. As of the date of this report, the Company is not in default of any of the provisions of the Notes.

      At issuance, the Warrants entitled the Purchasers to acquire, in the aggregate, 427,602 shares, or approximately 7%, of the common stock of the Company at an exercise price of $9.93 a share. This exercise price represents the average daily closing price of the Company's common stock on the New York Stock Exchange for the thirty (30) days preceding the completion of the private placement. The Warrants must be exercised by August 29, 2010. Effective with the refinancing of the Company's prior senior credit agreement with the Senior Credit Facility on August 7, 2002, the purchasers of our senior subordinated notes agreed to amend the notes. Under the amended senior subordinated notes, the Company paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the notes to 5% effective January 1, 2003, with such rate increasing 0.25% each quarter until we retire the notes. Additionally, the Company amended the terms of the warrants to reduce the exercise price of each warrant to provide the holders with a minimum profit on the exercise of the warrants equal to $5.00 per share if the warrants were exercised and sold prior to December 31, 2002. Because the warrants remained outstanding after December 31, 2002, their exercise price was reduced to $0.01 per share as of that date. In addition, the amended warrants contain a "put" right that allows the holders to cause the Company to purchase the warrants at a price of $5.00 per underlying share upon the occurrence of certain "liquidity events," including the sale of the Company or either of the aerospace units. The Norco sale will constitute a liquidity event.

      Since the warrants are now considered derivative financial instruments under generally accepted accounting principles, during the quarter ended September 29, 2002, the Company recorded the value of the warrants as a charge to shareholders' equity of $4.6 million with a corresponding credit to a long-term liability. The amount of the charge was determined by measuring the difference between the $0.01 per share potential exercise price and the market value of a share of common stock on August 7, 2002. By September 29, 2002, the share price of the Company's common stock had risen to $13.46, compared to $10.64 on August 7, which resulted in a second quarter mark-to-market charge to operating results of $1.2 million. At December 27, 2002, the share price of the Company's common stock had fallen to $10.60 compared to $13.46 on September 29, 2002, which resulted in a mark to market gain of $1.2 million. For the nine months ended December 29, 2002, the mark to market gain or loss from the warrants aggregated zero. Until the provisions of the amended warrants that enable their holders to "put" the warrants to the Company for $5.00 per share are extinguished, the Company will mark the warrants to market and will recognize the corresponding income or loss in the Statement of Consolidated Operations. Upon the termination of the put rights, the original amount of the liability and the adjustment to paid in capital, as increased or decreased by the amounts of any income or expense recognized from the quarterly mark-to-market adjustments, will be reversed out of both the liability and equity portions of the balance sheet.

      Because the Company did not retire the senior subordinated notes and repurchase the warrants by December 31, 2002, 427,602 additional shares will be considered outstanding as of that date in computing earnings per share, a dilution factor of approximately 7%. The maximum cash exposure related to these warrants and their put rights, if any, is the $2.1 million that would be required to redeem the warrants or the underlying shares if there were a sale of the entire company or either of the aerospace units, which includes the Norco sale.

NOTE 6.     Change in Accounting for Derivative Financial Instruments

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and the corresponding amendments under

      SFAS No. 138 on April 1, 2001. During the nine-month period ended December 29, 2002, the Company reported within Discontinued Operations a pre-tax charge of $0.2 million associated with the termination of interest rate swap agreements that were no longer required when the Company repaid its floating rate debt under its prior senior credit agreement on August 7, 2002. In conjunction with this, as described in Note 5, the warrants issued with the Notes were modified, as described in Note 5, so that the warrants are now considered to be derivative financial instruments and are being accounted for accordingly.

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

      Had the provisions of SFAS 142 been in effect during fiscal 2002, goodwill amortization would have been eliminated, decreasing net loss and loss per share as follows:

                                                    Three Months Ended                        Nine Months Ended
                                            ----------------------------------          ----------------------------------
                                            December 29,          December 30,          December 29,          December 30,
                                                2002                  2001                  2002                  2001
                                             ---------             ---------             ---------             ---------
      Income (loss) from
        continuing operations                $   1,437             $    (677)            $    (415)            $  (4,228)
      Add back goodwill
        amortization                                --                     7                    --                    16
                                             ---------             ---------             ---------             ---------
      Adjusted income (loss) from
        continuing operations                    1,437                  (670)                 (415)               (4,212)
      Income from discontinued
        businesses                                  --                    --                    --                16,414
      Loss on disposal of
        discontinued businesses                 (3,126)               (5,538)               (7,256)              (72,201)
      Add back goodwill
        amortization                                --                    49                    --                 1,587
                                             ---------             ---------             ---------             ---------
        Net loss                             $  (1,689)            $  (6,159)            $  (7,671)            $ (58,412)
                                             =========             =========             =========             =========

      Basic earnings (loss) per
        share:
        Earnings (loss) from
          continuing operations              $    0.23             $   (0.11)            $   (0.07)            $   (0.68)
        Loss from discontinued
          operations                             (0.51)                (0.89)                (1.17)                (8.77)
                                             ---------             ---------             ---------             ---------
        Net loss                             $   (0.28)            $   (1.00)            $   (1.24)            $   (9.45)
                                             =========             =========             =========             =========

      Diluted earnings (loss) per
        share:
        Earnings (loss) from
          continuing operations              $    0.23             $   (0.11)            $   (0.07)            $   (0.68)
        Loss from discontinued
          operations                             (0.50)                (0.89)                (1.17)                (8.77)
                                             ---------             ---------             ---------             ---------
        Net loss                             $   (0.27)            $   (1.00)            $   (1.24)            $   (9.45)
                                             =========             =========             =========             =========

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

      In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for the Company's fiscal year ended March 31, 2003. The Company is in the process of evaluating the effect that adopting SFAS 148 will have on its financial statements.

NOTE 9.     Subsequent Event

      On January 16, 2003, the Company announced its intention to reorganize the management structure following the completion of the sale of Norco, Inc. As a result of these management changes, the Company expects to reduce corporate office costs by up to $1.0 million per year. The Company anticipates recognizing a pre-tax charge of approximately $2.2 million in the fourth quarter of fiscal 2003 for costs associated with these management changes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, develop and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the market, we have long been recognized as the world's largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, tie-down equipment and tow-hook assemblies. Marketed under the trade name "Breeze-Eastern," our products are designed to be efficient and reliable in extreme operating conditions. Our equipment is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.

Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our specialty aerospace and defense products business and exit the specialty fastener segment. On January 24, 2003, we entered into a definitive agreement to sell the business and substantially all of the assets of our subsidiary, Norco, to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $52.0 million, subject to closing and post-closing adjustments. As a result, our discontinued operations include Norco and all of the operations related to our specialty fastener segment, including TransTechnology Engineered Components LLC, the Breeze Industrial Products and Pebra hose clamp businesses, the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. To date, we have completed our divestment of all of these businesses, except Norco. We expect to complete the sale of Norco during the fourth quarter of fiscal 2003. Of the operations included in discontinued operations for fiscal 2002, only TransTechnology Engineered Rings USA, TransTechnology (GB), TransTechnology Brasil, Aerospace Rivet Manufacturers Corp., TCR Corporation and Norco, Inc. were carried into fiscal 2003.

We intend to apply the net proceeds from our sale of Norco, which we expect to be approximately $50.0 million, to reduce senior debt and redeem a portion of our outstanding senior subordinated notes due 2005. We believe that the divestiture of Norco will provide a source of funds to reduce our high rate senior debt as well as our subordinated notes, while simultaneously reducing our exposure to the commercial aircraft OEM and aftermarket industries and allowing us to focus all of our efforts on the military and governmental aerospace and defense markets. We expect the sale to result in the recognition of pre-tax gain of approximately $28.0 million. Because our federal income tax net operating loss carryforward is available to offset the taxable gain from this sale, we do not anticipate paying any federal income taxes on the sale, although we do expect to pay state income taxes of approximately $2.5 million as its result. Consummation of the Norco sale is subject to certain conditions, including attaining Hart-Scott-Rodino clearance and experiencing no material adverse change in the Norco business. Consequently, we cannot assure you that we will be able to complete the Norco sale and use the proceeds to repay indebtedness.

On January 3, 2003, we sold the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, for $10.0 million. We applied the net proceeds of approximately $9.0 million from the sale of TCR Corporation to reduce senior debt.

Under the terms of our existing warrants, the Norco sale will constitute a "liquidity event," entitling our warrant holders to a put right, pursuant to which they may require us to purchase their warrants during the 120-day period following the closing date of the sale. Assuming the Norco sale were consummated on September 29, 2002, the exercise price of our warrants would have been reduced from $9.93 per underlying share through December 31, 2002 to $4.93 per share, and the holders of our warrants could have required us to repurchase their warrants at a price per underlying warrant share equal to $5.00.

All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern division. We discuss our discontinued operations separately under the heading " -- Divestitures and Discontinued Operations."

All references to the first nine months of fiscal 2003 in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the nine months ended December 29, 2002, and all references to the first nine months of fiscal 2002 refer to the nine months ended December 30, 2001.

DIVESTITURES AND DISCONTINUED OPERATIONS

During fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our aerospace and defense products business and exit the specialty fastener segment. As a result, our discontinued operations includes all of the operations related to our specialty fastener segment, which includes all of the divested operations we describe below and TCR Corporation, which was sold in the fourth quarter of fiscal 2003. Our discontinued operations also include Norco, Inc., which we previously included in our aerospace and defense products segment.

On July 10, 2001, we sold our Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million in cash. In a related transaction, we sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million. We used the proceeds from these sales to repay borrowings outstanding under our prior senior credit agreement.

On December 5, 2001, we sold TransTechnology Engineered Components to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. We used the cash proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement. In the fiscal quarter ended September 30, 2001, as part of our restructuring program, we reported a pre-tax asset impairment charge for TransTechnology Engineered Components, Inc. in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This non-cash charge was related specifically to the write-down of goodwill. The sale proceeds of TransTechnology Engineered Components approximated our adjusted carrying value.

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

On April 16, 2002, we sold Aerospace Rivet Manufacturers Corp. to Allfast Fastening Systems, Inc. for $3.2 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings (USA) to a newly formed affiliate of Sea View Capital LLC for $2.9 million in cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On July 16, 2002, we completed the recapitalization of our TransTechnology (GB) Ltd. subsidiary, now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). We also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England.

On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $742,000, of which $325,000 was paid in cash and the balance in installment payments. We also will be paid $258,000 of intracompany debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, to a newly formed affiliate of Mid-Mark Capital LLC for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our new senior credit agreement.

For the first nine months of fiscal 2003, the $7.3 million loss from discontinued operations included:

      -     actual operating income of $6.3 million from discontinued operations

      -     allocated interest expense of $5.3 million;

      - a $7.4 million non-cash charge to reflect the amounts ultimately expected to be realized from sales;

      - a cash charge of $0.2 million from the final settlement of our interest rate swap contracts;

      - a non-cash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation; and

      -     a tax benefit of $3.9 million.

For the first nine months of fiscal 2002, the $55.8 million loss from discontinued operations included:

      - an $85.8 million anticipated loss on the sale of the engineered components business (which was pending at the end of the second quarter of fiscal 2002 but closed in the third quarter of fiscal
            2002);

      - increases of $17.0 million in the losses anticipated upon the sale of our various retaining ring businesses (the last of which we sold in the second quarter of fiscal 2003) and the forecasted and actual operating income associated with the specialty fastener segment and Norco through the anticipated closing dates of the divestitures of those units;

      -     allocated interest expense of $7.2 million;

      -     a tax benefit of $37.8 million associated with the above items; and

      - an after-tax gain of $16.4 million from the sale and operations (including allocated interest of $9.4 million) of our Breeze Industrial Products and Pebra hose clamp businesses.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION. We recognize revenue at the later of (1) when products are shipped to customers and (2) when title passes to customers.

INVENTORY. We purchase materials to manufacture components for use in our products and for use by our engineering, repair and overhaul businesses. Our decision to purchase a set quantity of a particular item is influenced by several factors including:

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

ENVIRONMENTAL RESERVES. We provide for environmental reserves when, after consultation with our internal and external counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include:

      - our participation percentage due to a settlement by or bankruptcy of other potentially responsible parties;
      - a change in the environmental laws requiring more stringent requirements;
      - a change in the estimate of future costs that will be incurred to remediate the site; and,
      -     changes in technology related to environmental remediation.

We discuss current estimated exposure to environmental claims below under the caption " -- Environmental Matters."

GOODWILL AND OTHER INTANGIBLE ASSETS. At December 29, 2002, we had recorded $0.4 million in net goodwill and other intangible assets related to acquisitions made in prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. Factors affecting these fair values include:

      - the continued market acceptance of the products and services offered by the businesses;
      - the development of new products and services by the businesses and the underlying cost of development;
      -     the future cost structure of the businesses; and,
      -     future technological changes.

Effective April 1, 2002, we implemented Statement of Financial Accounting Standards (SFAS) No. 142, "Accounting for Goodwill and Other Intangible Assets," relative to the non-recognition of goodwill amortization and no longer reflect these charges in our results of operations from and including that effective date. Also, we believe there is no impairment of goodwill as of December 29, 2002.

FINANCIAL DERIVATIVES. As noted previously, until July 5, 2002, we had outstanding interest rate swaps in association with our prior senior credit agreement. We valued these swaps using estimates based on then-prevailing interest rates and the amount we were required to pay was impacted significantly by changes in interest rates. Additionally, we are required to treat our outstanding warrants as financial derivatives and mark these securities to market at the end of each accounting period, resulting in the recognition of gain or loss in each period. We determine the amount of this gain or loss by measuring the difference in the market value of a share of our common stock over a given period. A $1.00 change in our share price will result in a gain or loss of $0.4 million during the period in which the price change is realized.

VALUATION OF ASSETS HELD FOR SALE. We reflect Assets Held for Sale and Liabilities of Discontinued Businesses on our balance sheet. In the event the net realizable values of the businesses being divested is less than we estimate, or the length of time required to complete the divestiture is longer we estimate, the amounts we realize from these accounts may be impacted. See " -- Divestitures and Discontinued Operations."

DEFERRED TAX ASSETS. This asset represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carry-forwards. If we do not generate adequate amounts of taxable income prior to the expiry of the tax loss carry-forwards, the amount of this asset may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use them. The State of New Jersey, in response to a budget crisis, has suspended for two years the ability of a corporation to use a net operating loss carryforward against taxable income earned in the state. As a result, we will be required to pay New Jersey income taxes for fiscal years 2003 and 2004 in spite of losses being carried forward.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 30, 2001

Net sales. Our sales increased to $15.6 million for the three months of fiscal 2003, a 23% increase over sales of $12.7 million for the three months of fiscal 2002. This increase in sales is the result of higher sales of spare parts, repair and overhaul of equipment in the field as well as the commencement of shipments of the HLU-196 Bomb Hoist to the U.S. Navy. The HLU-196 Bomb Hoist is a newly developed product for which we are under contract to the Navy to deliver almost 400 units during fiscal 2003 - 2004.

Gross profit. Gross profit increased 36% to $7.5 million for the third quarter of fiscal 2003 from $5.5 million for the third quarter of fiscal 2002. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of aftermarket sales due to the timing of customer orders, we recorded higher gross margins for the third quarter of fiscal 2003. These margin improvements from product mix, however, were partially offset by lower than normal gross margins on the HLU-196 Bomb Hoist, a product that was shipped for the first time during the third quarter of fiscal 2003. While the gross margins recognized on the initial shipments of the HLU-196 were lower than historical gross margins, they were higher than the budgeted gross margins due to the realization of manufacturing efficiencies not originally expected in the initial production lots. As a result of the lower gross margins experienced on the HLU-196, we expect future gross margins to be lower than those historically reported. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses were unchanged for the three months of fiscal 2003 compared to the three months of fiscal 2002, remaining at $4.0 million. Corporate office expenses decreased 9.2% to $1.7 million in the three months of fiscal 2003 from $1.9 million in the three months of fiscal 2002, which was offset by our higher general, administrative and selling expenses due to our higher sales volume and a significant increase in the cost of aircraft product liability insurance. The decrease in corporate office expenses during the three months of fiscal 2003 was primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2002.

Operating income. Operating income increased 137% to $3.5 million in the three months of fiscal 2003 from $1.5 million in the three months of fiscal 2002. This increase mainly was due to a more favorable mix of repair, overhaul and spare parts business, a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $0.7 million to $2.4 million in the three months of fiscal 2003 from $1.7 million in the three months of fiscal 2002 as a result of the allocation formula we use to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the three months of fiscal 2003 decreased $1.6 million to $4.1 million from $5.7 million in the three months of fiscal 2002 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash. Assets held for sale also were reduced substantially, however, causing a higher percentage of assets to be allocated to continuing operations in the three months of fiscal 2003 compared to the three months of fiscal 2002, which resulted in an increased allocation of interest expense to continuing operations in the three months of fiscal 2003.

Forbearance fees. In the three months of fiscal 2002, we incurred $0.5 million of forbearance fees we paid to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. During the three months of fiscal 2003, we incurred no such expenses. The reduction in these expenses was the result of lower overall levels of debt during the current fiscal year and the refinancing of our prior senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

Corporate office restructuring charge. In the three months of fiscal 2003 we recognized a $0.5 million charge associated with severance costs related to the elimination of several positions in our corporate office. In the three months of fiscal 2002, we recognized $0.4 million of such charges.

Unrealized loss on warrants. As we note in note 7 to the financial statements included in this report, the warrants associated with our senior subordinated notes due 2005 are now deemed to be derivative financial instruments for purposes of U.S. generally accepted accounting principles. As required by those principles, changes in the value of our share price during the three months of fiscal 2003 resulted in our recognizing a non-cash, non-taxable gain of $1.2 million during the period. We recognized no similar gain or loss in the three months of fiscal 2002. If the warrants are not exercised or otherwise retired, we may continue to experience similar losses, or gains, in the future.

Net loss. Net loss decreased to $1.7 million in the three months of fiscal 2003 from $6.2 million in the three months of fiscal 2002, primarily as a result of the reasons discussed above.

EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization, increased 124% to $4.3 million in the three months of fiscal 2003 from $1.9 million in the three months of fiscal 2002. Depreciation and amortization increased to $0.8 million in the three months of fiscal 2003 from $0.4 million in the three months of fiscal 2002 primarily due to the inclusion of amortization of bank fees and costs associated with the refinancing of our senior debt in the second quarter of fiscal 2003. You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance nor as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with U.S. generally accepted accounting principles. We may calculate EBITDA differently than other companies.

New orders. New orders received in the three months of fiscal 2003 totaled $20.4 million, which represents a 71% increase from new orders of $11.9 million in the three months of fiscal 2002. We experienced an increase in new orders primarily as the result of the timing of the receipt of domestic and foreign military and spare parts orders. Three months fiscal 2003 new orders were unusually high at 39% of the full year's order intake budget, while three months fiscal 2003 order intake was at 23% of the full year's actual. We derived a significant portion of three months fiscal 2003 orders from long-term contracts. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

Backlog. Backlog at December 29, 2002 was $42.7 million, an increase of $5.7 million from $37.0 million at December 30, 2001. We measure backlog by the amount products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the three months of fiscal 2003 was 1.31, compared to 0.93 for the three months of fiscal 2002. The book to bill ratio was higher in the three months of fiscal 2003 than in the three months of fiscal 2002 because of the unusually high percentage of total orders for fiscal 2003 that were received in the three months of fiscal 2003, as discussed in the paragraph above. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

NINE MONTHS ENDED DECEMBER 29, 2002 COMPARED TO NINE MONTHS ENDED DECEMBER 30, 2001

Net sales. Our sales increased to $41.3 million for the nine months of fiscal 2003, a 16% increase over sales of $35.5 million for the nine months of fiscal 2002. This increase in sales is the result of higher shipments of rescue hoists and cargo hooks for military and civil rescue agencies, as well as increases in sales of spare parts, repair and overhaul of equipment already in the field and the initial shipments of our HLU-196 Bomb Hoist to the U.S. Navy.

Gross profit. Gross profit increased 35% to $19.2 million for the nine months of fiscal 2003 from $14.2 million for the nine months of fiscal 2002. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of aftermarket sales due to the timing of customer orders, we recorded higher gross margins for the nine months of fiscal 2003. These improvements in product mix, combined with fixed-cost absorption on a generally higher sales volume, and a mid-year adjustment to accumulated manufacturing costs, led to an increase in gross margin to 46.4% in the nine months of fiscal 2003 from 39.9% in the comparable fiscal 2002 period. These margin improvements from product mix, however, were partially offset by lower than normal gross margins on the HLU-196 Bomb Hoist, a product that was shipped for the first time during the third quarter of fiscal 2003. While the gross margins recognized on the initial shipments of the HLU-196 were lower than historical gross margins, they were higher than the budgeted gross margins due to the realization of manufacturing efficiencies not originally expected in the initial production lots. As a result of the lower gross margins experienced on the HLU-196, we expect future gross margins to be lower than those historically reported. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses decreased 4.8% to $11.9 million in the nine months of fiscal 2003 from $12.5 million in the nine months of fiscal 2002. This decrease was primarily due to a 19.1% decrease in corporate office expenses to $5.3 million in the nine months of fiscal 2003 from $6.5 million in the nine months of fiscal 2002, which was offset by our higher general, administrative and selling expenses due to our higher sales volume and a significant increase in the cost of aircraft product liability insurance. The decrease in corporate office expenses during the nine months of fiscal 2003 was primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2002.

Operating income. Operating income increased 334% to $7.3 million in the nine months of fiscal 2003 from $1.7 million in the nine months of fiscal 2002. This increase mainly was due to a more favorable mix of repair, overhaul and spare parts business, a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $2.3 million to $6.5 million in the nine months of fiscal 2003 from $4.2 million in the nine months of fiscal 2002 as a result of the allocation formula we use to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the nine months of fiscal 2003 decreased $8.9 million to $11.9 million from $20.8 million for the nine months of fiscal 2002 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash. Assets held for sale also were reduced substantially, however, causing a higher percentage of assets to be allocated to continuing operations in the nine months of fiscal 2003 compared to the nine months of fiscal 2002, which resulted in an increased allocation of interest expense to continuing operations in the nine months of fiscal 2003.

Forbearance fees. During the nine months of fiscal 2003, we incurred an expense of $0.8 million for forbearance fees we paid to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. In the nine months of fiscal 2002, we incurred $2.6 million of such expenses. The reduction in these expenses was the result of lower overall levels of debt during the current fiscal year and the refinancing of our prior senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

Corporate office restructuring charge. In the nine months of fiscal 2003 we recognized a $0.5 million charge associated with severance costs related to the elimination of several positions in our corporate office which will be paid by the end of calendar year 2003. In the nine months of fiscal 2002, we recognized a $1.6 million charge associated with the restructuring of our corporate office, related primarily to severance costs following the elimination of several positions, all of which amounts have been paid.

Unrealized loss on warrants. As we note in note 7 to the financial statements included in this report, the warrants associated with our senior subordinated notes due 2005 are now deemed to be derivative financial instruments for purposes of U.S. generally accepted accounting principles. As required by those principles, changes in the value of our share price between August 7, 2002 and the end of the nine months of fiscal 2003 resulted in our recognizing a non-cash, non-tax deductible loss of less than $0.1 million during the nine months of fiscal 2003. We recognized no similar gain or loss in the nine months of fiscal 2002. If the warrants are not exercised or otherwise retired, we may continue to experience similar losses, or gains, in the future.

Net loss. Net loss decreased to $7.7 million in the nine months of fiscal 2003 from $60.0 million in the nine months of fiscal 2002, primarily as a result of the reasons discussed above.

EBITDA. EBITDA, or earnings before interest, taxes, depreciation and amortization, increased 139% to $9.0 million in the nine months of fiscal 2003 from $3.7 million in the nine months of fiscal 2002. Depreciation and amortization decreased to $1.7 million in the nine months of fiscal 2003 from $2.1 million in the nine months of fiscal 2002. You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance nor as an alternative to cash flows from operating activities as a measure of liquidity determined in accordance with U.S. generally accepted accounting principles. We may calculate EBITDA differently than other companies.

New orders. New orders received in the nine months of fiscal 2003 totaled $50.2 million, which represents a 16% increase from new orders of $43.4 million in the nine months of fiscal 2002. We experienced a reduction in new orders primarily as the result of the timing of the receipt of domestic and foreign military and spare parts orders. Nine months fiscal 2003 new orders were unusually high at 95% of the full year's order intake budget, while nine months fiscal 2002 order intake was at 83% of the full year actual. We derived a significant portion of nine months fiscal 2003 orders from long-term contracts. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

Backlog. Backlog at December 29, 2002 was $42.7 million, up $5.7 million from $37.0 million at December 30, 2001. We measure backlog by the amount products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the nine months of fiscal 2003 was 1.22, compared to 1.05 for the nine months of fiscal 2002. The book to bill ratio was higher in the nine months of fiscal 2003 than in the nine months of fiscal 2002 because of the unusually high percentage of total orders for fiscal 2003 that were received in the nine months of fiscal 2003, as discussed in the paragraph above. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

On January 16, 2003, we announced our intention to reorganize our management structure following the completion of the sale of Norco. As a result of these management changes we expect to reduce our corporate office costs by up to $1.0 million per year. We anticipate recognizing a pre-tax charge of approximately $2.2 million in the fourth quarter of fiscal 2003 for costs associated with these management changes.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our long-term contracts with the U.S. government. Although we have infrequently received payments on these government contracts based on performance milestones as is the case with our contract with the U.S. Navy for the HLU-196 Bomb Hoist, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of these orders.

Our restructuring and divestiture program has had a substantial impact upon our financial condition through December 29, 2002, as we reduced debt with the proceeds of the divestitures and lowered costs as a result of the corporate office restructuring. At December 29, 2002, indebtedness outstanding under our senior credit facility was $21.7 million, compared to $24.6 million at the end of the second quarter and $29.1 million of indebtedness outstanding under our prior senior credit agreement at the beginning of fiscal 2003.

On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our new senior credit agreement. We are in the process of divesting the business and substantially all of the assets of our subsidiary, Norco, Inc. We expect to complete this transaction during the fourth quarter of fiscal 2003, and we anticipate applying all of the proceeds to the repayment of our outstanding debt. The assets and liabilities of these business units are presented in Assets Held for Sale and Liabilities of Discontinued Businesses on the December 29, 2002 balance sheet at their estimated net realizable values.

WORKING CAPITAL

Our working capital at December 29, 2002 was $36.3 million, compared to $57.5 million at the beginning of fiscal 2003. Excluding the impact of assets and liabilities of businesses held for sale, working capital at December 29, 2002 was $5.5 million compared to $13.7 million at the beginning of fiscal 2003. The ratio of current assets to current liabilities was 2.2 to 1.0 at December 29, 2002, compared to 2.4 to 1.0 at the beginning of fiscal 2003.

Working capital changes during the nine months of fiscal 2003, exclusive of assets held for sale, resulted from increases in accounts receivable of $0.5 million, inventories of $1.1 million and prepaid expenses of $1.1 million, offset by a reduction in income tax refunds receivable of $7.5 million. The increase in accounts receivable was due to the overall higher level of shipments during the third quarter of the current fiscal year. The increase in inventory was largely due to the purchase of long lead time materials and the manufacture of work in progress needed to fulfill customers' long-term purchase orders, especially with regard the HLU-196 Bomb Hoist. The increase in prepaid expenses was due primarily to the payment of deposits and other advance payments that will be utilized in less than twelve months. The income tax receivable was reduced as a result of the receipt of federal income tax refunds associated with the carrying back of our fiscal 2002 operating loss. The number of days that sales were outstanding in accounts receivable decreased to 38.1 days at December 29, 2002, from 42.7 days at March 31, 2002, primarily due to the application of customer prepayments against receivables due from the shipment of HLU-196 Munitions Hoists to the Navy. Inventory turnover changed only slightly, to 1.64 turns from 1.59 turns over the same time period. Current liabilities, exclusive of liabilities associated with discontinued operations, increased $5.0 million, primarily due to the classification of $7.9 million of long-term debt as current and increases in accrued compensation, which were offset by decreases in accounts payable, accrued income taxes and other accrued expenses.

CAPITAL EXPENDITURES

Our capital expenditures were $0.5 million for the nine months of fiscal 2003, compared to $0.1 million for the nine months of fiscal 2002. In fiscal 2003, we expect total capital expenditures to be less than $0.7 million. Projects budgeted in fiscal 2003 include refurbishment of the offices and the initial phase of installing a new ERP system.

SENIOR CREDIT FACILITY

On August 7, 2002, we entered into a $34.0 million senior credit facility, consisting of a $13.5 million asset based revolving credit facility and a $6.5 million Term Loan A from The CIT/Business Credit Group, Inc. and a $14.0 million Term Loan B from Ableco Finance LLC. At December 29, 2002, we had the full amount of each of the term loans outstanding and $1.6 million outstanding under the revolving credit facility. This new three-year senior credit facility is secured by all of our assets, carries a weighted average interest rate on its full commitment of 9.76% and contains customary financial covenants and events of default. Initial borrowings under the senior credit facility were used to refinance our prior senior credit agreement. As of the date of this report, we are not in default on any of the provisions of the senior credit facility. Subject to limitations relating to levels of certain assets and reserves for future interest payments, as of December 29, 2002, we had unused borrowing capacity on the revolving credit facility of $11.9 million.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes and warrants to purchase shares of our common stock to a group of institutional investors. We used the proceeds of the private placement to retire in full a $75.0 million bridge loan held by a group of lenders led by Fleet National Bank. The senior subordinated notes are due on August 29, 2005 and bear interest at a rate of 16% per annum, consisting of 13% cash interest on principal, payable quarterly, and 3% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. We may prepay the senior subordinated notes after August 29, 2001 at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The senior subordinated notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. At December 29, 2002 the principal balance outstanding on the notes amounted to $81.2 million, which included the original principal amount plus the PIK notes.

At issuance, the warrants entitled their holders to acquire, in the aggregate, 427,602 shares, or approximately 7%, of our common stock at an exercise price of $9.93 a share. This exercise price represents the average daily closing price of our common stock on the New York Stock Exchange for the 30 days preceding the completion of the private placement. The warrants must be exercised by August 29, 2010.

Effective with the refinancing of our prior senior credit agreement with our senior credit facility on August 7, 2002, the holders of our senior subordinated notes agreed to amend the notes. Under the amended senior subordinated notes, we paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the notes to 5% effective January 1, 2003, with such rate increasing 0.25% each quarter until we retire the notes. Additionally, we amended the terms of the warrants to reduce the exercise price of each warrant to provide the holders with a minimum profit on the exercise of the warrants equal to $5.00 per share if the warrants were exercised and sold prior to December 31, 2002. Because the warrants remained outstanding after December 31, 2002, their exercise price has been reduced to $0.01 per share. In addition, the amended warrants contain a "put" right that allows the holders to cause us to purchase the warrants at a price of $5.00 per underlying share upon the occurrence of certain "liquidity events," including the sale of our company or either of our aerospace units. The Norco sale will constitute a liquidity event.

Since the warrants are now considered derivative financial instruments for purposes of generally accepted accounting principles, during the quarter ended September 29, 2002, we recorded the value of the warrants as a charge to shareholders' equity of $4.6 million with a corresponding credit to a long-term liability. The amount of the charge was determined by measuring the difference between the $0.01 per share potential exercise price and the market value of a share of common stock on August 7, 2002. By September 29, 2002, the share price of our common stock had risen to $13.46, compared to $10.64 on August 7, which resulted in a second quarter mark-to-market charge to operating results of $1.2 million. At December 27, 2002, the share price of our common stock had fallen to $10.60 compared to $13.46 on September 29, 2002, which resulted in a mark to market gain of $1.2 million. For the nine months ended December 29, 2002, the mark to market gain or loss from the warrants aggregated less than $0.1 million. Until the provisions of the amended warrants that enable their holders to "put" the warrants to us for $5.00 per share are extinguished, we will mark the warrants to market and will recognize the corresponding income or loss in our Statement of Consolidated Operations. Upon the termination of the put rights, the original amount of the liability and the adjustment to paid in capital, as increased or decreased by the amounts of any income or expense recognized from the quarterly mark-to-market adjustments, will be reversed out of both the liability and equity portions of the balance sheet.

Because we did not retire our senior subordinated notes and repurchase the warrants by December 31, 2002, we will have 427,602 additional shares outstanding in computing earnings per share, a dilution factor of approximately 7%. Our maximum cash exposure related to these warrants and their put rights, if any, is the $2.1 million that would be required to redeem the warrants or the underlying shares if there were a sale of our entire company or either of our aerospace units, which includes the Norco sale.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from selling equity or borrowing money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although currently we have the ability to borrow additional sums under the revolving portion of our senior credit facility, this facility contains a borrowing base provision and financial covenants which may limit the amount we can borrow under our senior credit facility or from other sources. Also, we may not be able to replace or renew our senior credit facility upon its expiration on terms that are favorable to us. In addition, a number of factors could affect our ability to access debt or equity financing, including our financial strength and credit rating, the financial market's confidence in our management team and financial reporting, general economic conditions, the conditions in the defense and aerospace industries and overall capital market conditions.

Even if available, additional financing could be costly or have adverse consequences. If we raise additional funds by issuing stock, dilution to stockholders may result. If we raise additional funds by incurring debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we were not successful in obtaining sufficient capital, it could reduce our sales and earnings and adversely impact our financial position and we may not be able to expand or operate our business as planned.

TAX BENEFITS FROM NET OPERATING LOSSES

At March 31, 2002, we had federal, state, and foreign net operating loss carryforwards, or NOLs, of approximately $53.8 million, $75.0 million, and $40.0 million, respectively, which are due to expire in the years 2004 through 2022. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal, state, and foreign income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several years:

(DOLLARS IN THOUSANDS)                                                                       2008 AND
                              2003          2004           2005          2006         2007   THEREAFTER     TOTAL
                              ----          ----           ----          ----         ----   ----------     -----
Long-Term Debt                $ --        $10,050        $8,800        $84,200        $--        --        $103,050
Operating Leases               888            392            95             50         25        --           1,450
                              ----        -------        ------        -------        ---     ---------    --------
     Total                    $888        $10,442        $8,895        $84,250        $25        --        $104,500

In addition, we have divested or plan to divest ten businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have unresolved claims for indemnification with respect to these divested businesses that aggregate less than $0.5 million. Additionally, the terms of these divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, with the exception of the divestiture of TCR, all purchase price adjustments have been agreed and paid.

INFLATION

While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

ENVIRONMENTAL MATTERS

During the fourth quarter of fiscal 2000, we presented an environmental cleanup plan for a portion of a site in Pennsylvania, which we continue to own, although the related business has been sold. We submitted this plan pursuant to a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, or PaDEP, concluded in fiscal 1999. Pursuant to the Consent Order, we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order was concluded with the PaDEP in the third quarter of fiscal 2002 for the remainder of the site. We are also administering an agreed settlement with the U.S. government under which the government pays 50% of the environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the U.S. government, and are in the process of finalizing the necessary documentation, under which the U.S. government will pay 45% of the environmental response costs associated with another portion of the site. At December 29, 2002, our cleanup reserve was $1.8 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

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

In addition, we have been named as a potentially responsible party in eight environmental proceedings pending in several other states. Each of these proceedings alleges that we were a generator of waste that was sent to landfills and other treatment facilities. As to several sites, it is also alleged we were an owner or operator. These properties generally relate to businesses that have been sold or discontinued. We estimate that our future costs and our proportional share of remedial work to be performed associated with these proceedings will not exceed $0.1 million and have provided for these estimated costs as an accrual for environmental liabilities.

LITIGATION

We are engaged in various other legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on our consolidated financial position or the results of our operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and the associated asset retirement be capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for years beginning after June 15, 2002. We are currently evaluating the effect, if any, that the adoption of SFAS 143 will have on our consolidated financial position, results of operations and cash flows.

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

In December 2002, FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148"). This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for our fiscal year ended March 31, 2003. We are in the process of evaluating the effect that adopting SFAS 148 will have on its financial statements.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

                                 TRANSTECHNOLOGY CORPORATION
                                         (Registrant)


Dated:  January 31, 2002         By:  /s/ Joseph F. Spanier
                                      --------------------------------------
                                      JOSEPH F. SPANIER, Vice President
                                      Treasurer and Chief Financial Officer*


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

   Date: January 31, 2002            /s/ Michael J. Berthelot
                                    ---------------------------------
                                    Michael J. Berthelot
                                    Chairman of the Board, President
                                    and Chief Executive Officer

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

   Date: January 31, 2002             /s/ Joseph F. Spanier
                                    -------------------------------
                                    Joseph F. Spanier
                                    Chief Financial Officer