Form 10-K
period 2003-03-31
TRANSTECHNOLOGY CORP
filed 2003-06-25
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended March 31, 2003 OR

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

                                  Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                    Yes ___ No X

         As of June 20, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $34,882,706. (See Item 12)

         As of June 20, 2003, the registrant had 6,465,429 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The registrant's Annual Report for the fiscal year ended March 31, 2003 is incorporated by reference into Part I and II hereof.

     The registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         TransTechnology Corporation designs, develops, manufactures and sells sophisticated lifting equipment for specialty aerospace and defense applications. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the "Company" or the "Registrant" refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company's fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year.

DISCONTINUED OPERATIONS AND RESTRUCTURING

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

         On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. In a related transaction, the Company sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million which the Company may, under certain circumstances, be required to repurchase for $1 million in fiscal 2006. Proceeds from the sales were used to repay borrowings outstanding under the Company's then current Credit Facility (the Fleet Credit Facility).

         On December 5, 2001, the Company sold its TransTechnology Engineered Components ("TTEC") businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. The cash proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This noncash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

On February 21, 2002, the Company sold its Seeger-Orbis retaining ring business in Germany to Barnes Group Inc. for $20.0 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. The balance sheet of the Company contains a noncurrent asset and a non-current liability in the amount of $3.7 million relating to the pension plan of Seeger-Orbis. These amounts represent the legal liability of the Company under German law and the indemnification received from the buyer of the business for that liability.

         On April 16, 2002, the Company sold its Aerospace Rivet Manufacturers Corporation subsidiary to Allfast Fastening Systems, Inc. for $3.2 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.

         On May 30, 2002, the Company completed the sale of substantially all of the net assets of its U.S. retaining ring business to SeaView Capital LLC for $2.9 million of cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.

         On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the Company's new $34.0 million senior credit facility which was established in August 2002 to refinance all remaining obligations under the Fleet Credit Facility (the "New Senior Credit Facility").

         On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt.

         In fiscal 2003 and 2002, the Company recognized charges of $2.7 million and $1.6 million, respectively, for severance and other costs related to the corporate office restructuring. In fiscal 2001, the charge of $11.2 million included costs associated with the corporate office restructuring as well as write offs of notes receivable and worthless investments in companies that had been divested in prior fiscal years.

CORE BUSINESS

         As a result of the above referenced restructuring program, TransTechnology Corporation's core business is aerospace and defense products.

         The company conducts its business through its Breeze-Eastern division. Breeze-Eastern is the world's largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. Breeze-Eastern also manufacturers weapons-handling systems, cargo winches, tie-down equipment and tow-hook assemblies. These products are sold primarily to military and civilian agencies and aerospace contractors.

PRODUCTS

         The Company's products are designed, developed and manufactured by Breeze-Eastern. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, reeling machines and external hook systems. In addition, Breeze-Eastern designs, develops and manufactures winches and hoists for aircraft cargo and weapon-handling systems with applications ranging from cargo handling on fixed-wing aircraft to hoisting weapons into position on carrier based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist systems, including systems for the current generation of Seahawk, Chinook, Dolphin, Merlin and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems, which use two specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo-lift hook systems are original equipment on most helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.

         Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors.

         The Aerospace Product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2003, the backlog of unfilled orders was $46.2 million, compared to $33.8 million at March 31, 2002. The majority of the March 31, 2003 backlog is expected to be shipped during fiscal 2004.

DEFENSE INDUSTRY SALES

         Approximately 55% of the Company's consolidated net sales in 2003, as compared to 47% and 45% in 2002 and 2001, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.

ENVIRONMENTAL MATTERS

         Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 11 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

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

EMPLOYEES

         As of June 1, 2003, the Company employed 194 people. There were 188 persons employed with the aerospace products operations and 6 with the corporate office.

FOREIGN OPERATIONS AND SALES

         The company has no foreign-based facilities. The Company had export sales of $21.9 million, $21.5 million and $19.3 million in fiscal 2003, 2002 and 2001, respectively, representing 40%, 45% and 40% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 12 of "Notes to Consolidated Financial Statements" which is included elsewhere in this Form 10-K.

ITEM 2. PROPERTIES

         The following table sets forth certain information concerning the Company's principal facilities for its continuing operations:

                                                          Owned or
               Location        Use of Premises             Leased          Sq. Ft
               --------        ---------------           ----------        ------
Union, New Jersey              Executive offices,          Owned          188,000
                               Breeze-Eastern offices
                               and manufacturing plant

         The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own or lease property that it no longer needs in its operations. These properties are located in Illinois, Pennsylvania, New York, New Jersey and Connecticut. In some instances, the properties are leased or subleased and in nearly all instances these properties are for sale or are under contract for sale.

ITEM 3. LEGAL PROCEEDINGS

         The information required has been included in Note 11 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2003.

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

                                               High         Low
                                               ----         ---
               Fiscal 2002
                     First Quarter            $ 9.02       $5.00
                     Second Quarter            14.79        8.60
                     Third Quarter             13.50        9.60
                     Fourth Quarter            10.20        8.90

               Fiscal 2003
                     First Quarter            $11.39       $8.70
                     Second Quarter            13.59        9.98
                     Third Quarter             13.50        9.95
                     Fourth Quarter            10.48        5.30

         As of June 20, 2003, the number of stockholders of record of the Common Stock was 1,627. On June 20, 2003, the closing sales price of the Common Stock was $5.79 per share.

         On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.

ITEM 6. SELECTED FINANCIAL DATA

         The information required has been included in the Company's 2003 Annual Report on page 1 and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required has been included in the Company's 2003 Annual Report on pages 21-28 and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required has been included in the Company's 2003 Annual Report on page 28 and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS


INDEPENDENT AUDITORS' REPORT


To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 2003 and 2002, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


Deloitte & Touche LLP

Parsippany, New Jersey

May 1, 2003 (June 2, 2003 as to the second paragraph of Note 6)

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)


                                                                                            MARCH 31,
ASSETS                                                                               2003              2002
------                                                                               ----              ----
CURRENT ASSETS:
  Cash and cash equivalents                                                      $   7,104         $      97
  Accounts receivable (net of allowance for doubtful accounts of
     $65 and $341 in 2003 and 2002, respectively)                                    6,701             7,840
  Inventories                                                                       19,683            16,869
  Prepaid expenses and other current assets                                          1,364             1,003
  Income tax receivable                                                                363             7,600
  Deferred income taxes                                                              1,289             1,538
  Assets held for sale                                                                  --            64,977
                                                                                 ---------         ---------
            Total current assets                                                    36,504            99,924
                                                                                 ---------         ---------
PROPERTY:
  Land                                                                                 534               534
  Buildings                                                                          4,004             3,919
  Machinery and equipment                                                            4,544             4,548
  Furniture and fixtures                                                             3,639             3,521
                                                                                 ---------         ---------
       Total                                                                        12,721            12,522
  Less accumulated depreciation and amortization                                    10,372            10,215
                                                                                 ---------         ---------
            Property - net                                                           2,349             2,307
                                                                                 ---------         ---------
OTHER ASSETS:
  Deferred income taxes                                                             30,712            29,266
  Other                                                                             15,558            13,249
                                                                                 ---------         ---------
            Total other assets                                                      46,270            42,515
                                                                                 ---------         ---------
TOTAL                                                                            $  85,123         $ 144,746
                                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                              $      79         $      --
  Accounts payable - trade                                                           4,954             4,503
  Accrued compensation                                                               2,847             2,231
  Accrued income taxes                                                               2,460               449
  Liabilities of discontinued businesses                                                --            21,142
  Other current liabilities                                                         15,003            14,096
                                                                                 ---------         ---------
            Total current liabilities                                               25,343            42,421
                                                                                 ---------         ---------
LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS                                          53,487           107,564
                                                                                 ---------         ---------
DEFERRED INCOME TAXES                                                                1,332             1,188
                                                                                 ---------         ---------
OTHER LONG-TERM LIABILITIES                                                         11,601             9,780
                                                                                 ---------         ---------
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
                                                                                 ---------         ---------
REDEEMABLE COMMON STOCK                                                              1,283                --
                                                                                 ---------         ---------
STOCKHOLDERS' DEFICIT:
  Preferred stock - authorized, 300,000 shares; none issued                             --                --
  Common stock - authorized, 14,700,000 shares of $.01 par value, issued,
     7,018,299 and 6,739,264 shares in 2003 and 2002, respectively                      70                67
  Additional paid-in capital                                                        74,283            78,286
  Notes receivable from officer                                                         --              (123)
  Accumulated deficit                                                              (72,993)          (82,227)
  Accumulated other comprehensive loss                                                  --            (2,888)
  Unearned compensation                                                                (43)             (236)
                                                                                 ---------         ---------
                                                                                     1,317            (7,121)
  Less treasury stock, at cost - 560,964 and 548,186 shares in 2003 and
     2002, respectively                                                             (9,240)           (9,086)
                                                                                 ---------         ---------
            Total stockholders' deficit                                             (7,923)          (16,207)
                                                                                 ---------         ---------
TOTAL                                                                            $  85,123         $ 144,746
                                                                                 =========         =========

See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED OPERATIONS
(In thousands, except share data)

                                                                                                    YEARS ENDED MARCH 31,
                                                                                           2003           2002             2001
Net sales                                                                             $    54,996     $    47,786     $    47,775
Cost of sales                                                                              30,426          26,900          27,770
                                                                                      -----------     -----------     -----------
            Gross profit                                                                   24,570          20,886          20,005
General, administrative and selling expenses                                               17,605          16,807          20,154
Interest expense                                                                            9,158           4,931           2,789
Interest and other expense (income) - net                                                      18          (1,536)           (156)
Unrealized gain on warrants                                                                (1,967)             --              --
Forbearance fees                                                                              764           2,651              --
Charges related to debt reduction                                                           3,735              --              --
Corporate office restructuring charge                                                       2,696           1,629          11,165
                                                                                      -----------     -----------     -----------
Loss from continuing operations before income taxes                                        (7,439)         (3,596)        (13,947)
Income tax benefit                                                                         (3,574)         (1,366)         (5,191)
                                                                                      -----------     -----------     -----------
Loss from continuing operations                                                            (3,865)         (2,230)         (8,756)
Discontinued operations:
  Income from sale of businesses and income (loss) from operations of discontinued businesses (less applicable income taxes (benefit) of $8,012
     and ($5,661) for 2002 and 2001, respectively)                                             --          16,414         (64,214)
  Income (loss) on disposal of discontinued businesses including provision for operating losses during phase out periods (less applicable income taxes (benefit) of $3,083 and ($40,271)
     for 2003 and 2002, respectively)                                                      13,099         (85,965)             --
                                                                                      -----------     -----------     -----------
Net income (loss)                                                                     $     9,234     $   (71,781)    $   (72,970)
                                                                                      -----------     -----------     -----------
Earnings (loss) per share:
  Basic:
     Loss from continuing operations                                                  $     (0.61)    $     (0.36)    $     (1.42)
     Income (loss) from discontinued operations                                              2.08          (11.25)         (10.41)
                                                                                      -----------     -----------     -----------
Net income (loss) per share                                                           $      1.47     $    (11.61)    $    (11.83)
                                                                                      -----------     -----------     -----------
  Diluted:
     Loss from continuing operations                                                  $     (0.61)    $     (0.36)    $     (1.42)
     Income (loss) from discontinued operations                                              2.08          (11.25)         (10.41)
                                                                                      -----------     -----------     -----------
Net income (loss) per share                                                           $      1.47     $    (11.61)    $    (11.83)
                                                                                      -----------     -----------     -----------
Weighted - average basic shares outstanding                                             6,303,000       6,181,000       6,167,000
Weighted - average diluted shares outstanding                                           6,303,000       6,181,000       6,167,000

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

                                                                                    YEARS ENDED MARCH 31,
                                                                       2003            2002            2001
                                                                       ----            ----            ----
Cash flows from operating activities:
  Net income (loss)                                                 $   9,234       $ (71,781)      $ (72,970)
  Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
     Net (income) loss from discontinued operations, including
       asset impairments                                              (13,099)         85,965          64,214
     Gain on sale of discontinued businesses, net of tax                   --         (16,414)             --
     Depreciation and amortization                                      2,367           2,546           3,533
     Change in net assets of discontinued companies                    (5,857)         17,463          23,751
     Write-off of unamortized loan fees                                 2,199              --              --
     Warrant mark-to-market adjustment                                  1,967              --              --
     Noncash interest expense                                           3,263           2,528           1,484
     (Reduction of) provision for losses on accounts and notes
       receivable, and cost investments                                  (276)            321           9,271
     Loss (gain) on sale or disposal of fixed assets                        7          (1,352)              5
     Changes in assets and liabilities - excluding the effects
       of acquisitions and dispositions:
       Decrease (increase) in accounts receivable
          and other receivables                                         8,602            (816)         (6,983)
       (Increase) decrease in inventories                              (2,814)         (1,923)              1
       Increase in deferred taxes, net                                 (2,608)        (22,041)         (7,602)
       Increase in other assets                                        (4,524)           (849)         (3,121)
       Increase in accounts payable                                       451             463             159
       Increase (decrease) in accrued compensation                        616             (38)            663
       Increase (decrease) in income taxes payable                      2,011          (2,745)         (2,604)
       (Decrease) increase in other liabilities                        (2,263)          8,877           5,158
                                                                    ---------       ---------       ---------
Net cash (used in) provided by operating activities                      (724)            204          14,959
                                                                    ---------       ---------       ---------
Cash flows from investing activities:
  Capital expenditures                                                   (588)           (184)           (203)
  Proceeds from sale of businesses                                     67,425         162,200              --
  Proceeds from sale of fixed assets                                        1           2,233              --
  (Increase) decrease in notes and other receivables                     (980)             75             252
                                                                    ---------       ---------       ---------
Net cash provided by investing activities                              65,858         164,324              49
                                                                    ---------       ---------       ---------
Cash flows from financing activities:
  Payments on long-term debt                                          (49,729)        (38,750)        (82,500)
  Proceeds from long-term debt and bridge loan                         20,500              --          75,000
  Proceeds from (repayments on) other debt, net                       (28,819)       (128,097)          1,460
  Debt issue costs                                                         --              --          (6,276)
  Exercise of stock options and other                                     (79)             79              --
  Dividends paid                                                           --              --          (1,198)
                                                                    ---------       ---------       ---------
Net cash used in financing activities                                 (58,127)       (166,768)        (13,514)
Increase (decrease) in cash and cash equivalents                        7,007          (2,240)          1,494
Cash and cash equivalents at beginning of year                             97           2,337             843
                                                                    ---------       ---------       ---------
Cash and cash equivalents at end of year                            $   7,104       $      97       $   2,337
                                                                    ---------       ---------       ---------
Supplemental information:
  Interest payments                                                 $  16,975       $  24,573       $  29,475
  Income tax payments                                               $     266       $     919       $   2,658
  Increase in senior subordinated note for paid-in-kind
     interest expense                                               $   2,672       $   2,316       $   1,332
  Warrants issued                                                   $      --       $      --       $     214
                                                                    ---------       ---------       ---------

See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

                                                                                                ACCUMULATED
                                                                          RETAINED     NOTES       OTHER                   TOTAL
    YEARS ENDED                                             ADDITIONAL   EARNINGS   RECEIVABLE COMPREHENSIVE UNEARNED  COMPREHENSIVE
   MARCH 31, 2003,     COMMON STOCK        TREASURY STOCK    PAID-IN   (ACCUMULATED    FROM       INCOME      COMPEN-     INCOME
   2002 AND 2001      SHARES    AMOUNT    SHARES    AMOUNT   CAPITAL     DEFICIT)    OFFICERS     (LOSS)      SATION      (LOSS)
   -------------      ------    ------    ------    ------   -------     --------    --------     ------      ------      ------
BALANCE, MARCH 31,
        2000         6,691,232   $ 67   (546,394)  $(9,069)  $77,587     $ 63,722       --       $(3,157)      $(267)
 Net loss                   --     --         --        --        --      (72,970)      --            --          --      $(72,970)
 Other
   comprehensive
     loss:
   Minimum pension
     liability
      adjustment
      (net of taxes
      of $685)              --     --         --        --        --           --       --        (1,141)         --        (1,141)
   Currency
    translation
      adjustment
      (net of taxes
      of $1,093)            --     --         --        --        --           --       --        (2,029)         --        (2,029)
   Unrealized
      investment
      holding loss          --     --         --        --        --           --       --            (6)         --            (6)
   Less:
    reclassification
      adjustment
      for gains
      included in
       net loss             --     --         --        --        --           --       --            10          --            10
 Cash dividends
   ($.195
      per share)            --     --         --        --        --       (1,198)      --            --          --            --
 Issuance of
   warrants under
   mezzanine debt           --     --         --        --       214           --       --            --          --            --
 Issuance of
   stock under
   stock option
     plan/other         15,000     --         --        --       171           --     (191)           --          --            --
 Issuance of
   stock under
   bonus plan           12,382     --        (34)       (1)      119           --       --            --          14            --
                     ---------   ----   --------   -------   -------     --------    -----       -------       -----      --------
BALANCE, MARCH 31,
 2001                6,718,614     67   (546,428)   (9,070)   78,091      (10,446)    (191)       (6,323)       (253)     $(76,136)
                                                                                                                          ========
 Net loss                   --     --         --        --        --      (71,781)      --            --          --      $(71,781)
 Other
  comprehensive
       loss:
   Reclassification
    adjustment
      for minimum
      pension
      liability from
      sale of
        business            --     --         --        --        --           --       --         1,141          --         1,141
   Currency
    translation
      adjustment
      (net of taxes
      of $349)              --     --         --        --        --           --       --          (647)         --          (647)
   Less:
    reclassification
      adjustment
      for sale of
      foreign
        subsidiaries        --     --         --        --        --           --       --         2,941          --         2,941
 Issuance of
  stock under
   stock option
        plan/other      10,356     --         --        --        92           --       68            --          --            --
 Issuance of stock
   under
   bonus plan           10,294     --     (1,758)      (16)      103           --       --            --          17            --
                     ---------   ----   --------   -------   -------     --------    -----       -------       -----      --------
BALANCE, MARCH 31,
        2002         6,739,264     67   (548,186)   (9,086)   78,286      (82,227)    (123)       (2,888)       (236)     $(68,346)
                                                                                                                          ========
 Net income                 --     --         --        --        --        9,234       --            --          --      $  9,234
 Other
   comprehensive
        income:
   Currency
     translation
      adjustment            --     --         --        --        --           --       --           (86)         --           (86)
   Less:
    reclassification
     adjustment on
     deferred tax
      on currency
       translation
       adjustment           --     --         --        --        --           --       --        (1,555)         --        (1,555)
   Less:
    reclassification
      adjustment for
      sale of
      foreign
      subsidiaries          --     --         --        --        --           --       --         4,529          --         4,529
 Loan repayment
   by officer               --     --         --        --        --           --      123            --          --            --
 Warrant adjustment         --     --         --        --    (4,547)
 Issuance of
   stock from
   warrant exercise    256,561      3         --        --       393           --       --            --          --            --
 Issuance of stock
   under
    stock option
      plan/other        14,066     --     (5,138)      (56)       63           --       --            --          --            --
 Issuance of
  stock under
   bonus plan            8,408     --     (7,640)      (98)       88           --       --            --         193            --
                     ---------   ----   --------   -------   -------     --------    -----       -------       -----      --------
BALANCE, MARCH 31,
        2003         7,018,299   $ 70   (560,964)  $(9,240)  $74,283     $(72,993)   $  --       $    --       $ (43)     $ 12,122
                     =========   ====   ========   =======   =======     ========    =====       =======       =====      ========

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING PRINCIPLES

BUSINESS - The fiscal year for TransTechnology Corporation (the "Company") ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

As a result of a restructuring program completed by the Company during 2003, the Company has reclassified all of the business units that made up its Specialty Fastener segment in prior years and its Aerospace Rivet Manufacturers Corporation and Norco Inc. businesses, which had been included in its Aerospace Products segment, as discontinued operations. All references related to ongoing operations, or the Company, refer only to continuing operations, which consists of the Breeze-Eastern division.

The Company, which has one manufacturing facility in the United States, develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches and hoists for aircraft and weapons systems.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.

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

PROPERTY AND RELATED DEPRECIATION AND AMORTIZATION - Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to thirty years. Depreciation expense for the years ended March 31, 2003, 2002 and 2001 was $0.5 million, $0.6 million and $0.8 million, respectively. During 2002 the Company sold excess real estate realizing a gain of $1.3 million that is included in other income.

EARNINGS PER SHARE ("EPS") - The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

                                              2003               2002               2001
                                            ---------          ---------          ---------
Basic earnings per common share:
     Weighted-average common
       shares outstanding                   6,303,000          6,181,000          6,167,000
                                            ---------          ---------          ---------
Diluted earnings per common share:
     Weighted-average common
       shares outstanding                   6,303,000          6,181,000          6,167,000
     Stock options                                 --                 --                 --
                                            ---------          ---------          ---------
Denominator for diluted
  earnings per common share                 6,303,000          6,181,000          6,167,000
                                            ---------          ---------          ---------

Options to purchase 311,411 shares of common stock at prices between $8.84 and $27.88 were outstanding during 2003 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Similarly, during 2002, options to purchase 450,183 shares of common stock at prices between $8.84 and $27.88 were outstanding but were not included in the computation of diluted EPS. During 2001, options to purchase 505,971 shares of common stock at prices between $8.84 and $27.88 were outstanding but were not included in the computation of diluted EPS.

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS - Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $2.3 million, $1.7 million and $1.5 million in 2003, 2002 and 2001, respectively. Included in these amounts were expenditures of $1.7 million, $1.2 million and $1.2 million in 2003, 2002 and 2001, respectively, which represent costs related to research and development activities.

FOREIGN CURRENCY TRANSLATION - The assets and liabilities of the Company's international operations have been translated into U.S. dollars at year-end exchange rates, with resulting translation gains and losses accumulated as a separate component of accumulated other comprehensive loss. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Cumulative translation adjustments related to businesses which have been sold have been reflected in the operating results from discontinued operations.

INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

FINANCIAL INSTRUMENTS - The Company does not hold or issue financial instruments for trading purposes. The estimated liability relating to interest rate swap agreements was accrued during 2002. These agreements were terminated and settled in 2003.

STOCK-BASED COMPENSATION - In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

Following is a summary of the proforma effect on earnings under SFAS 123 (in thousands except per share amounts):

                                         2003               2002                2001
                                       --------           --------           ----------
Net income (loss) applicable
  to common shares,
  as reported                          $  9,234           $(71,781)          $  (72,970)
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                              (224)              (660)                (351)
                                       --------           --------           ----------
                                       $  9,010           $(72,441)          $  (73,321)
                                       ========           ========           ==========
Net loss per share:
Basic and diluted -
  as reported                          $   1.47           $ (11.61)          $   (11.83)
                                       ========           ========           ==========
Basic and diluted -
  proforma                             $   1.43           $ (11.72)          $   (11.89)
                                       ========           ========           ==========

NEW ACCOUNTING STANDARDS - In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statement of financial position. This statement is effective for the Company's fiscal quarter beginning June 30, 2003. Management does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. Management does not believe adoption of this standard will have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation will not have an effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 requires the recognition of a liability for costs associated with an exit plan or disposal activity when incurred and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," which allowed recognition at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated by the Company after December 31, 2002. The adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

In April 2002, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was approved by the FASB. Among other things, this statement requires that gains or losses on the extinguishment of debt will generally be required to be reported as a component of income from continuing operations and will no longer be classified as an extraordinary item. The Company's financial statements for the periods prior to March 31, 2001, have been reclassified to include losses previously recorded as an extraordinary item as a component of income from continuing operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement will not have a material effect on the Company's financial position or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset. In performing these estimates, the Company groups its assets at the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as the excess of the carrying amount of the asset over the fair value of the asset.

2. DISCONTINUED OPERATIONS AND RESTRUCTURING

On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units, excluding ARM for 2002, have previously been classified as the "Specialty Fasteners Segment." The Company has reclassified these business units as discontinued operations for all periods presented.

A portion of the Company's interest expense has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $6.3 million, $20.1 million and $31.6 million, in 2003, 2002 and 2001, respectively. Income taxes have been allocated to discontinued operations based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. In a related transaction, the Company sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million which the Company may, under certain circumstances, be required to repurchase for $1 million in fiscal 2006. Proceeds from the sales were used to repay borrowings outstanding under the Company's then current Credit Facility (the Fleet Credit Facility).

On December 5, 2001, the Company sold its TransTechnology Engineered Components ("TTEC") businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. The cash proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This noncash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

On February 21, 2002, the Company sold its Seeger-Orbis retaining ring business in Germany to Barnes Group Inc. for $20.0 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.

On April 16, 2002, the Company sold its Aerospace Rivet Manufacturers Corporation subsidiary to Allfast Fastening Systems, Inc. for $3.2 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.

On May 30, 2002, the Company completed the sale of substantially all of the net assets of its U.S. retaining ring business to SeaView Capital LLC for $2.9 million of cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.

On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the New Senior Credit Facility.







On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt.

Net sales and losses from the discontinued operations were as follows (in thousands):

                                      2003               2002                2001
                                   ---------          ---------           ---------
Net sales                          $  48,146          $ 185,888           $ 280,296
                                   =========          =========           =========
Loss on disposal of
  discontinued businesses
  including provision for
  operating losses during
  phase out period                 $      --          $(126,236)          $      --
Income from sale of
  businesses and income
  (loss) from operations
  of discontinued
  businesses prior to
  phase out period                    16,182             24,426             (69,875)
Income tax provision
  (benefit)                            3,038            (32,259)             (5,661)
                                   ---------          ---------           ---------
Net income (loss) from
  discontinued operations          $  13,099          $ (69,551)          $ (64,214)
                                   =========          =========           =========

The 2003 gain was comprised of $8.2 million of charges to reflect the amounts ultimately realized from the sales of discontinued businesses; $7.0 million of actual operating income of the discontinued businesses; a gain of $28.5 million from the sale of Norco, Inc.; $6.3 million of allocated interest expense; $0.2 million for the final settlement of interest rate swap contracts; and a noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of the Brazilian operation. These gains and losses, which aggregated a net gain of $16.2 million, were reduced by a tax provision of $3.1 million. The 2002 loss was comprised of $110.3 million of impairment charges related to reducing the carrying values of the discontinued businesses to their estimated net realizable values; $12.0 million of actual operating income of the discontinued businesses through their expected divestiture dates; $20.1 million of allocated interest expense; $8.4 million from the write-off of capitalized loan fees and the mark-to-market of interest rate swaps; $24.7 million of gains recognized on the sale of certain business units; and, $0.2 million of other income or credits associated with the discontinued operations. These gains and losses, which aggregated a net loss of $101.9 million, were reduced by a tax benefit of $32.3 million. The fiscal 2001 loss from discontinued operations consisted of $67.9 million of impairment charges; $29.6 million of operating income of the discontinued businesses; and $31.6 million of allocated interest expense. These fiscal 2001 losses, which aggregated $69.9 million, were reduced by a tax benefit of $5.7 million.

Assets and liabilities of discontinued businesses at March 2002 were comprised of current assets of $34,206, property of $12,407 and other assets of $18,364, offset by current liabilities of $19,883 and $1,259 of long-term liabilities.

In fiscal 2003 and 2002, the Company recognized charges of $2.7 million and $1.6 million, respectively, for severance and other costs related to the corporate office restructuring. In fiscal 2001, the charge of $11.2 million included costs associated with the corporate office restructuring as well as write offs of notes receivable and worthless investments in companies that had been divested in prior fiscal years.

3. INVENTORIES

Inventories at March 31, consisted of the following (in thousands):

                                                      2003                       2002
                                                    -------                    -------
Finished goods                                      $     2                    $     4
Work in process                                       6,105                      4,525
Purchased and manufactured parts                     13,576                     12,340
                                                    -------                    -------
Total                                               $19,683                    $16,869
                                                    =======                    =======

4. OTHER CURRENT LIABILITIES

Other current liabilities at March 31, consisted of the following (in thousands):

                                                  2003                        2002
                                                 -------                    -------
Interest rate swap obligation                    $    --                    $ 3,827
Accrued interest                                   1,749                      2,606
Customer Advances                                  1,741                      1,884
Obligations from divestitures                      3,644                      1,705
Other                                              7,869                      4,074
                                                 -------                    -------
Total                                            $15,003                    $14,096
                                                 =======                    =======

5. INCOME TAXES

The components of total income (loss) from operations (including continuing and discontinued operations) before income taxes were (in thousands):

                              2003                         2002                          2001
                            ---------                    ---------                     ---------
Domestic                    $   7,011                    $ (86,453)                    $ (51,288)
Foreign                         1,732                      (18,952)                      (32,534)
                            ---------                    ---------                     ---------
Total                       $   8,743                    $(105,405)                    $ (83,822)
                            =========                    =========                     =========

The (benefit) provision for income taxes is summarized below (in thousands):

                                  2003               2002               2001
                                --------           --------           --------
Currently (receivable)
  payable:
     Federal                    $ (1,038)          $ (9,372)          $ (5,600)
     Foreign                          --                 46                105
     State                         1,599                400                452
                                --------           --------           --------
                                     561             (8,926)            (5,043)
                                --------           --------           --------
Deferred                          (1,052)           (29,556)           (15,455)
Valuation allowance                   --              4,857              9,646
                                --------           --------           --------
                                  (1,052)           (24,699)            (5,809)
                                --------           --------           --------
Total                           $   (491)          $(33,625)          $(10,852)
                                ========           ========           ========

The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):

                                  2003                         2002                         2001
                                --------                     --------                     --------
Continuing                      $ (3,574)                    $ (1,366)                    $ (5,191)
Discontinued                       3,083                      (32,259)                      (5,661)
                                --------                     --------                     --------
Total                           $   (491)                    $(33,625)                    $(10,852)
                                ========                     ========                     ========

The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                                   2003                      2002                      2001
                                                  -----                     -----                     -----
Statutory federal rate                            (35.0%)                   (35.0%)                   (35.0%)
State income taxes after
  federal income tax                                 --                       0.6                      (0.9)
Earnings of the foreign
  sales corporation                                (0.9)                       --                        --
Gain on warrants                                   (9.4)                       --                        --
Amortization of purchase
  price and impairment not
  deductible for tax purposes                       3.0                      (0.3)                      1.8
AMT credit                                           --                        --                      (3.3)
Other                                              (5.7)                     (3.3)                      0.2
                                                  -----                     -----                     -----
Consolidated effective tax rate                   (48.0%)                   (38.0%)                   (37.2%)
                                                  =====                     =====                     =====

The following is an analysis of accumulated deferred income taxes (in thousands):

                                                          2003                        2002
                                                        --------                     --------
Assets:
  Current:
     Bad debts                                          $     25                     $    243
     Employee benefit accruals                               569                          638
     Inventory                                               524                        1,111
     Other                                                   171                         (454)
                                                        --------                     --------
             Total current                                 1,289                        1,538
                                                        --------                     --------
  Noncurrent:
     Employee benefit accruals                              (961)                        (795)
     Environmental                                         1,363                        1,329
     Accrued liabilities                                  (1,225)                       1,836
     Net operating loss carryforward                      30,537                       43,101
     Other                                                   998                       (1,702)
     Valuation allowance                                      --                      (14,503)
                                                        --------                     --------
          Total noncurrent                                30,712                       29,266
                                                        --------                     --------
Total assets                                            $ 32,001                     $ 30,804
                                                        ========                     ========
Liabilities:
     Property                                           $  1,332                     $  1,188
                                                        --------                     --------
Total liabilities                                       $  1,332                     $  1,188
                                                        ========                     ========
Net deferred tax asset                                  $ 30,669                     $ 29,616
                                                        ========                     ========

The Company has federal and state net operating loss carry-forwards of $52.3 million and $73.9 million, respectively, which will be available to offset taxable income during the carryforward period. The tax benefits of these items are reflected in the above analysis of deferred tax assets and liabilities. If not used, some of these carryforwards begin to expire in 2004 through 2023.

6. LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS

Long-term debt payable to banks and others, including current maturities, at March 31 consisted of the following (in thousands):

                                                     2003                        2002
                                                   --------                    --------
Credit agreement - 7.25%                           $     --                    $ 17,000
Credit agreement - 8.0%                                  --                       9,562
Credit agreement - 25.0%                                 --                       2,500
Senior Subordinated Notes - 18%                      53,329                      78,648
Other                                                   237                          --
                                                   --------                    --------
                                                     53,566                     107,710
Less current maturities                                  79                          --
Less unamortized discount                                --                         146
                                                   ========                    ========
Total long-term debt                               $ 53,487                    $107,564
                                                   ========                    ========

CREDIT FACILITIES - At March 31, 2003, the Company has a senior credit facility consisting of a $13.5 million, asset based, revolving credit facility which was established in August 2002 to refinance all remaining obligations outstanding under the Fleet Credit Facility (the "New Senior Credit Facility"). The New Senior Credit Facility, as amended June 2, 2003 and which matures August 7, 2005, is secured by all of the Company's assets, carries an interest rate of 5.25% and contains customary financial covenants and events of default. The Company was in compliance with the provisions of the facility. Subject to limitations relating to levels of certain assets and reserves for future interest payments, the Company has unused borrowing capacity on the facility of $13.5 million as there were no borrowings outstanding under the facility at March 31, 2003.

SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum subject to adjustments described below, consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to the

Company's senior debt obligations. At March 31, 2003, the principal balance outstanding on the notes amounted to $53.3 million, which included the original principal amount plus the "payment-in-kind" notes less approximately $28.6 million paid off at the time of the sale of Norco, Inc. At March 31, 2003, the Company was in compliance with the provisions of the Notes.

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

Effective with the refinancing of the Company's prior senior credit agreement with the New Senior Credit Facility on August 7, 2002, the purchasers of the senior subordinated notes agreed to amend the notes. Under the amended senior subordinated notes, the Company paid an amendment fee equal to 1% of the outstanding balance of the notes by issuing additional notes and agreed to increase the PIK interest rate on the notes to 5% effective January 1, 2003, with such rate increasing 0.25% each quarter until we retire the notes. Additionally, the Company amended the terms of the warrants to reduce the exercise price of each warrant to provide the holders with a minimum profit on the exercise of the warrants equal to $5.00 per share if the warrants were exercised and sold prior to December 31, 2002. Because the Company did not redeem the warrants prior to December 31, 2002, their exercise price was reduced to $0.01 per share as of that date. In addition, the amended warrants contain a "put" right that allows the holders to cause the Company to purchase the warrants at a price of $5.00 per underlying share up to 120 days following the occurrence of certain "liquidity events." The sale of the Norco, Inc. subsidiary constituted a liquidity event and, accordingly, under the terms of the warrants, as amended, through June 24, 2003, the holders have the right to require the Company to redeem the warrants or repurchase the stock acquired through the exercise of the warrants at a price equal to $5.00 per share. The maximum cash exposure related to these warrants and their put rights, if any, is the $2.1 million that would be required to redeem the unexercised warrants or the underlying shares. The $1.3 million of redeemable common stock reflected on the balance sheet, represents the $5.00 per share put price on that portion of the warrants (approximately 257,000 shares of common stock) which have been exercised by the holders of the warrants. Upon the expiration of the put right, any amount of redeemable common stock for which the put right was not exercised will be used to increase additional paid in capital.

At March 31, 2003, the Company recorded a $2.0 million noncash, non-taxable gain relating to the mark-to-market accounting of the warrants as a derivative. Since the put right attached to the warrants will expire during the first quarter of fiscal 2004, no further gains or losses relating to the warrants will be recorded.

The Company has maturities of long-term debt of $79 thousand, $53.4 million and $79 thousand in 2004, 2005 and 2006, respectively.

7.    STOCKHOLDERS' EQUITY AND EMPLOYEE/DIRECTOR STOCK OPTIONS

The Company maintains the amended and restated 1992 long-term incentive plan (the "1992 Plan"), the 1998 non-employee directors stock option plan (the "1998 Plan") and the 1999 long-term incentive plan (the "1999 Plan").

Under the terms of the 1999 plan, 300,000 of the Company's common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. Under both plans, option exercise prices equal the fair market value of the common shares at their grant dates. For grants made prior to May 1999, options expire not later than five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire not later than 10 years after the date of the grant. Options granted to directors and to officers and employees with the annual cash bonus vest ratably over three years beginning one year after the date of the grant. Restricted stock is payable in equivalent number of common shares. The shares are distributable in a single installment and, with respect to officers and employees, restrictions lapse ratably over a three-year period from the date of the award, and with respect to directors, the restrictions lapse after one year.

Under the terms of the 1998 Plan, non-employee directors are entitled to receive matching options for a) each share of the Company's common stock which they hold at the end of a 60-day period following initial election as a director, but not to exceed 25,000 shares, with the strike price of the option being the fair market value of the shares at their grant dates, and b) thereafter, for each share of the Company's common stock that they purchase on the open market, with the strike price of the option being the purchase price of the share, up to a maximum of 5,000 options in any twelve month period or 15,000 options over a three-year period. Options granted under the 1998 Plan vest on the first anniversary of the grant. Options expire not later than five years after the date of the grant.

The following table summarizes stock option activity over the past three years under the plans:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                          NUMBER                     EXERCISE
                                                        OF SHARES                     PRICE
                                                         --------                     ------
Outstanding at March 31, 2000                             489,040                     $19.56
  Granted                                                 151,737                       9.74
  Exercised                                               (15,000)                     11.38
  Canceled or expired                                     (83,606)                     20.19
                                                         --------
Outstanding at March 31, 2001                             542,171                      18.25
  Granted                                                 159,000                       7.63
  Exercised                                               (10,356)                      8.84
  Canceled or expired                                    (150,268)                     18.86
                                                         --------
Outstanding at March 31, 2002                             540,547                      16.30
  Granted                                                      --                         --
  Exercised                                               (14,066)                      4.45
  Canceled or expired                                    (130,540)                     18.68
                                                         ========
Outstanding at March 31, 2003                             395,941                      14.42
                                                         ========
Options exercisable at March 31, 2001                     247,119                      20.92
Options exercisable at March 31, 2002                     318,189                      19.00
Options exercisable at March 31, 2003                     286,446                      16.88

In 2003, 2002 and 2001 the Company awarded restricted stock totaling 8,408 shares, 10,294 shares and 12,382 shares, respectively. The weighted-average fair value of this restricted stock was $10.15, $10.12 and $9.63 in 2003, 2002 and 2001, respectively. The expense recorded in 2003, 2002 and 2001 for restricted stock was $88,000, $98,000 and $120,000 respectively.

No options were granted in 2003.

The weighted-average Black-Scholes value per option granted in 2002 and 2001 was $4.22 and $3.00, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for options granted in 2002 and 2001:

                                            2002                     2001
                                            ----                     ----
Dividend yield                               0.0%                     0.9%
Volatility                                  75.6%                    38.4%
Risk-free interest rate                      3.3%                     6.3%
Expected term of options
  (in years)                                 4.0                      4.0

For options outstanding and exercisable at March 31, 2003, the exercise price ranges and average remaining lives were:

                                          OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                       ----------------------------------------------------------       -------------------------------------
RANGE OF               NUMBER OUTSTANDING    WEIGHTED AVERAGE     WEIGHTED AVERAGE     NUMBER EXERCISABLE     WEIGHTED AVERAGE
EXERCISE PRICES        AT MARCH 31, 2003      REMAINING LIFE       EXERCISE PRICE       AT MARCH 31, 2003      EXERCISE PRICE
---------------        -----------------      --------------       --------------       -----------------      --------------
$   6-10                   207,880                     4               $  7.93                98,708               $  7.90
   10-15                        --                    --                    --                    --                    --
   15-21                   119,398                     2                 18.48               119,075                 18.48
   21-28                    68,663                     1                 27.02                68,663                 27.02
                           -------                                     -------               -------               -------
                           395,941                     2               $ 14.42               286,446               $ 16.88
                           =======                                     =======               =======               =======

NOTES RECEIVABLE FROM OFFICER - Notes receivable from an officer resulted from the exercise of stock options in exchange for notes. Principal and interest were paid in full in February 2003.

8. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to this plan were $0.6 million, $0.6 million and $0.7 million in 2003, 2002 and 2001, respectively.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis.

(In thousands)

                                        POSTRETIREMENT BENEFITS
                                          YEAR ENDED MARCH 31,
                                  ----------------------------------
                                  2003           2002           2001
                                  ----           ----           ----
COMPONENTS OF NET
  PERIODIC BENEFIT COST:
Service cost                      $ --           $ --           $ --
Interest cost                      114             86             88
Amortization of
  net loss                          51             53             19
                                  ----           ----           ----
Net periodic
  benefit cost                    $165           $139           $107
                                  ====           ====           ====
WEIGHTED-AVERAGE
  ASSUMPTION AS OF
  MARCH 31:
Discount rate                     5.75%          7.25%          7.25%

                                               POSTRETIREMENT BENEFITS
                                                 YEAR ENDED MARCH 31,
                                         -----------------------------------
                                           2003                       2002
                                         -------                     -------
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
  beginning of year                      $ 1,205                     $ 1,258
Service cost                                  --                          --
Interest cost                                114                          86
Actuarial loss                               440                          --
Benefits paid                               (131)                       (139)
                                         -------                     -------
Benefit obligation at
  end of year                            $ 1,628                     $ 1,205
                                         =======                     =======

                                                POSTRETIREMENT BENEFITS
                                                  YEAR ENDED MARCH 31,
                                          -----------------------------------
                                            2003                       2002
                                          -------                     -------
RECONCILIATION OF
  FUNDED STATUS:
Funded status                             $(1,628)                    $(1,205)
Unrecognized actuarial
  loss                                        648                         259
                                          -------                     -------
Accrued liability                         $  (980)                    $  (946)
                                          =======                     =======

For measurement purposes, a 13.5% and 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003 and 2002, respectively. The rate was assumed to decrease gradually to 5.25% by 2011 and remain at that level thereafter. Under the Plan, the actuarially determined effect of a one-percentage point change in the assumed health care cost trend would be as follows:

                                                        ONE                     ONE
                                                     PERCENTAGE              PERCENTAGE
                                                       POINT                   POINT
                                                      INCREASE                DECREASE
                                                      --------                --------
Effect on interest cost component                      $   9                    $  (8)
Effect on accumulated
  postretirement benefit obligation                      138                     (121)

The balance sheet of the Company contains a non-current asset and a non-current liability in the amount of $3.7 million relating to the pension plan of a divested company. These amounts represent the legal liability of the company under German law and the indemnification received from the buyer of the business for that liability.

9. FINANCIAL INSTRUMENTS

INTEREST RATE SWAP AGREEMENTS - The Company had no swap agreements in effect at March 31, 2003. The following agreements were in effect at March 31, 2002:

                    NOTIONAL
                     AMOUNT                                                   RECEIVE                     PAY
                 (IN THOUSANDS)                MATURITIES                     RATE(1)                     RATE
                 --------------                ----------                     -------                     ----
March 31, 2002      $25,000                      May 2002                      1.88%                      5.48%
                     25,000                      May 2002                      1.88%                      5.48%
                     37,500                    March 2003                      1.90%                      6.58%
                     37,500                    March 2003                      1.90%                      6.58%

(1) Based on three-month LIBOR

The company recorded the fair value of these swaps in accrued liabilities at March 31, 2002. During 2003, these agreements were terminated and settled as the debt was repaid resulting in a charge of $0.2 million to discontinued operations.

The following methods and assumptions were used by the Company in estimating the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

ACCOUNTS RECEIVABLE, DEBT, ACCOUNTS PAYABLE AND OTHER LIABILITIES - The carrying amounts of these items approximates their fair value.

CONCENTRATION OF CREDIT RISK - The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company's consolidated financial statements and are within management's expectations and industry averages. As of March 31, 2003, the Company had no other significant concentrations of risk.

10. COMMITMENTS

The Company and its subsidiaries have minimum rental commitments under noncancelable operating leases, primarily leased equipment, as follows (in thousands):

 2004                    $423
 2005                     116
 2006                     114
 2007                      61
 2008                      22
-----                    ----
Total                    $736
                         ====

Rent expense under operating leases for the years ended March 31, 2003, 2002, and 2001 was $419 thousand, $589 thousand and $515 thousand, respectively.

11. CONTINGENCIES

ENVIRONMENTAL MATTERS - During the fourth quarter of fiscal 2000, the Company presented an environmental cleanup plan for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and internal environmental response costs associated with a portion of the site. The Company has also reached an agreement in principle with the Federal government and is in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and internal environmental response costs associated with another portion of the site. At March 31, 2003, the Company's cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. The Company expects that remediation at the Pennsylvania site will not be completed for several years.

The Company also continues to participate in environmental assessments and remediation work at nine other locations, including former facilities of the Company. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $0.5 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities. In addition, in the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York pursuant to which it is developing a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company has established a reserve of $2.5 million which it believes is adequate.

In addition, the Company has been named as a potentially responsible party in eight environmental proceedings pending in several other states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and has provided for these estimated costs in its accrual for environmental liabilities.

LITIGATION - The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, the above matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.

12. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in only one business segment, the design, manufacture and sale of equipment for use in the aerospace industry. Approximately 55.1%, 47.3% and 45.3% of sales in 2003, 2002 and 2001 were derived from sales to the United States Government and its prime contractors.

Net sales below show the geographic location of customers (in thousands):

LOCATION                                    2003                        2002                      2001
                                           -------                    -------                    -------
United States                              $33,110                    $26,264                    $28,518
Europe                                       9,238                     13,367                     14,294
Pacific and Far East                         8,406                      5,523                      2,950
Other non-United States                      4,242                      2,632                      2,013
                                           -------                    -------                    -------
Total                                      $54,996                    $47,786                    $47,775
                                           =======                    =======                    =======

13. UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands except per share amounts)

                                                     FIRST           SECOND           THIRD          FOURTH
                                                    QUARTER         QUARTER          QUARTER         QUARTER         TOTAL
                                                   ----------      ----------      ----------      ----------      ----------
2003
Net sales                                          $   13,887      $   11,854      $   15,562      $   13,693      $   54,996
Gross profit                                            6,211           5,474           7,486           5,399          24,570

(Loss) income from continuing operations                 (143)         (1,710)          1,437          (3,449)         (3,865)
Income (loss) from discontinued operations               (607)         (3,523)         (3,126)         20,355          13,099
                                                   ----------      ----------      ----------      ----------      ----------
    Net income (loss)                              $     (750)     $   (5,233)     $   (1,689)     $   16,906      $    9,234
                                                   ==========      ==========      ==========      ==========      ==========
Basic (loss) earnings per share:
    (Loss) income from continuing operations       $    (0.02)     $    (0.28)     $     0.23      $    (0.52)     $    (0.61)
    Income (loss) from discontinued operations          (0.10)          (0.57)          (0.51)           3.23            2.08
                                                   ----------      ----------      ----------      ----------      ----------
    Net income (loss) per share                    $    (0.12)     $    (0.85)     $    (0.28)     $     2.71      $     1.47
                                                   ==========      ==========      ==========      ==========      ==========
Diluted (loss) earnings per share:
    (Loss) income from continuing operations       $    (0.02)     $    (0.28)     $     0.23      $    (0.52)     $    (0.61)
    Income (loss) from discontinued operations          (0.10)          (0.57)          (0.50)           3.23            2.08
                                                   ----------      ----------      ----------      ----------      ----------
    Net income (loss) per share                    $    (0.12)     $    (0.85)     $    (0.27)     $     2.71      $     1.47
                                                   ==========      ==========      ==========      ==========      ==========

                                                     FIRST           SECOND          THIRD          FOURTH
                                                    QUARTER         QUARTER         QUARTER         QUARTER             TOTAL
                                                   ----------      ----------      ----------      ----------         ----------
2002
Net sales                                          $   12,672      $   10,162      $   12,686      $   12,266         $   47,786
Gross profit                                            4,900           3,764           5,502           6,720(1)          20,886

(Loss) income from continuing operations                 (601)         (2,655)           (677)          1,703             (2,230)
(Loss) income from discontinued operations              1,407         (51,951)         (5,538)        (13,469)           (69,551)
                                                   ----------      ----------      ----------      ----------         ----------
Net (loss) income                                  $      806      $  (54,606)     $   (6,215)     $  (11,766)        $  (71,781)
                                                   ==========      ==========      ==========      ==========         ==========
Basic (loss) earnings per share:
    (Loss) income from continuing operations       $    (0.10)     $    (0.43)     $    (0.11)     $     0.27         $    (0.36)
    (Loss) income from discontinued operations           0.23           (8.41)          (0.90)          (2.17)            (11.25)
                                                   ----------      ----------      ----------      ----------         ----------
    Net (loss) income per share                    $     0.13      $    (8.84)     $    (1.01)     $    (1.90)        $   (11.61)
                                                   ==========      ==========      ==========      ==========         ==========
Diluted (loss) earnings per share:
    (Loss) income from continuing operations       $    (0.10)     $    (0.43)     $    (0.11)     $     0.27         $    (0.36)
    (Loss) income from discontinued operations           0.23           (8.41)          (0.90)          (2.16)            (11.25)
                                                   ----------      ----------      ----------      ----------         ----------
    Net (loss) income per share                    $     0.13      $    (8.84)     $    (1.01)     $    (1.89)        $   (11.61)
                                                   ==========      ==========      ==========      ==========         ==========

(1) The fourth quarter gross profit of 54.8% includes 6.9% relating to adjustments to product costing allowances and the year-end reconciliation of fixed cost absorption rates, as well as a favorable mix of higher margin products.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is contained in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is contained in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Certain of the information required by this item is contained in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

         SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:

                                   Number of Securities to       Weighted Average
                                   be Issued Upon Exercise       Exercise Price of       Number of Securities
                                   of Outstanding Options,      Outstanding Options,     Remaining Available
Plan Category                        Warrants and Rights        Warrants and Rights      for Future Issuance
-------------                        -------------------        -------------------      -------------------
Equity Compensation Plans
Approved by Security Holders               395,941                         $14.42                   216,742

Equity Compensation Plans Not
Approved by Security Holders (1)                --                             --                        --
                                           -------                         ------                   -------
Total                                      395,941                         $14.42                   216,742
                                           =======                         ======                   =======

(1) Each of the Company's compensation plans has been previously approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is contained in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

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

With 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits:

1.       Financial Statements:

         Consolidated Balance Sheets at March 31, 2003 and 2002

         Statements of Consolidated Operations for the years ended March 31, 2003 2002 and 2001

         Statements of Consolidated Cash Flows for the years ended March 31, 2003 2002 and 2001

         Statements of Consolidated Stockholders' Equity (Deficit) for the years ended March 31, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

2.       Financial Statement Schedules

         Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2003, 2002 and 2001

         Independent Auditors' Report

3.       Exhibits:

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

         1. On March 11, 2003 the Registrant filed an 8-K including the Pro Forma Financial Statements regarding the disposition of its wholly-owned subsidiary Norco, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2003

                                       TRANSTECHNOLOGY CORPORATION

                                       By: /s/ Michael J. Berthelot
                                          -------------------------------------
                                          Michael J. Berthelot,
                                          Chairman of the Board of Directors

                                           /s/ Robert L.G. White
                                          -------------------------------------
                                          Robert L.G. White
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                    Title                              Date
             ---------                                    -----                              ----
/s/ MICHAEL J. BERTHELOT                 Chairman of the Board of Directors              June 23, 2003
------------------------------------
MICHAEL J. BERTHELOT

/s/ JOSEPH F. SPANIER                    Vice President, Chief Financial Officer         June 23, 2003
------------------------------------
JOSEPH F. SPANIER                        and Treasurer
                                         (Principal Financial and Accounting Officer)

/s/ ROBERT L.G. WHITE                    President and Chief Executive Officer           June 23, 2003
------------------------------------
ROBERT L.G. WHITE                        (Principal Executive Officer)
                                         Director

/s/ DANIEL ABRAMOWITZ                    Director                                        June 23, 2003
------------------------------------
DANIEL ABRAMOWITZ

/s/ GIDEON ARGOV                         Director                                        June 23, 2003
------------------------------------
GIDEON ARGOV

/s/ THOMAS V. CHEMA                      Director                                        June 23, 2003
------------------------------------
THOMAS V. CHEMA

/s/ JAN NAYLOR COPE                      Director                                        June 23, 2003
------------------------------------
JAN NAYLOR COPE

/s/ JOHN H. DALTON                       Director                                        June 23, 2003
------------------------------------
JOHN H. DALTON

/s/ WILLIAM J. RECKER                    Director                                        June 23, 2003
------------------------------------
WILLIAM J. RECKER

                                  CERTIFICATION

I, Robert L.G. White certify that:

      1. I have reviewed this annual report on Form 10-K of TransTechnology Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003                         /s/ Robert L.G. White
                                            -----------------------------------
                                            Robert L.G. White
                                            President & Chief Financial Officer

                                  CERTIFICATION

I, Joseph F. Spanier, certify that:

      1. I have reviewed this annual report on Form 10-K of TransTechnology Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 23, 2003                          /s/ Joseph F. Spanier
                                            ----------------------------------
                                            Joseph F. Spanier
                                            Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the consolidated financial statements of TransTechnology Corporation and subsidiaries as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated May 1, 2003 (June 2, 2003 as to the second paragraph of Note 6); such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of TransTechnology Corporation, listed in Item
15. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
May 1, 2003 (June 2, 2003 as to the second paragraph of Note 6)

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 2003, 2002 AND 2001

                                 (IN THOUSANDS)

                        BALANCE AT     CHARGED TO     CHARGED TO                     BALANCE
                       BEGINNING OF    COSTS AND        OTHER                        AT END
DESCRIPTION               PERIOD        EXPENSES       ACCOUNTS      DEDUCTIONS     OF PERIOD
-----------               ------        --------       --------      ----------     ---------
2003

Allowances for
doubtful accounts
and sales returns       $     341      $      53      $      --      $     329      $      65

Inventory reserves      $   1,759      $      50      $      --      $     319      $   1,490

Environmental
reserves                $   4,547      $     818      $      --      $     321      $   5,044

Allowance for tax
loss valuation          $  14,503      $      --      $      --      $  14,503      $      --

2002

Allowances for
doubtful accounts
and sales returns       $      25      $     322      $      --      $       6      $     341

Inventory reserves      $   1,744      $     300      $      --      $     285      $   1,759

Environmental
reserves                $   4,680      $     222      $      --      $     355      $   4,547

Allowance for tax
loss valuation          $   9,646      $   4,857      $      --      $      --      $  14,503

2001

Allowances for
doubtful accounts
and sales returns       $      81      $      26      $      --      $      81      $      25

Inventory reserves      $   1,560      $     421      $      --      $     237      $   1,744

Environmental
reserves                $   1,914      $   3,398      $      --      $     632      $   4,680

Allowance for tax
loss valuation          $      --      $   9,646      $      --      $      --      $   9,646

                                INDEX TO EXHIBITS

2.1         Asset Purchase Agreement dated as of January 24, 2003, among the
            Company, NORCO, Inc. and Marathon Power Technologies Company. (15)

3.1         Certificate of Incorporation of the Company. (1)

3.2         Bylaws of the Company Amended and Restated as of June 4, 2001. (12)

10.2        Amended and Restated 1992 Long Term Incentive Plan of the Company.
            (2)

10.3        Form of Incentive Stock Option Agreement. (2)

10.4        Form of Director Stock Option Agreement. (3)

10.5        Form of Restricted Stock Award Agreement used under the Company's
            Amended and Restated 1992 Long Term Incentive Plan. (4)

10.7        Executive Life Insurance Plan. (5)

10.14       Form of Executive Severance Agreement with Officers of the Company.
            (6)

10.15       Form of Executive Severance Agreement with Subsidiary Presidents.
            (6)

10.16       Form of Executive Severance Agreement with Division Presidents. (6)

10.17       Form of Executive Severance Agreement with Overseas Subsidiary
            Managing Directors. (6)

10.18       Form of First Amendment to Executive Severance Agreement with
            Officers of the Company. (7)

10.19       Form of First Amendment to Executive Severance Agreement with
            Subsidiary Presidents. (7)

10.20       Form of First Amendment to Executive Severance Agreement with
            Division Presidents. (7)

10.21       Form of First Amendment to Executive Severance Agreement with
            Overseas Subsidiary Managing Directors. (7)

10.22       Form of Second Amendment to Executive Severance Agreement with
            Officers of the Company. (12)

10.23       Form of Second Amendment to Executive Severance Agreement with
            Subsidiary Presidents. (12)

10.24       Form of Second Amendment to Executive Severance Agreement with
            Division Presidents. (12)

10.25       Form of Second Amendment to Executive Severance Agreement with
            Overseas Subsidiary Managing Directors. (12)

10.26       Consulting Agreement with John Dalton. (9)

10.27       1999-2001 Incentive Compensation Plan of the Company. (9)

10.28       1998 Non-Employee Directors' Stock Option Plan of the Company. (8)

10.29       Form of Stock Option Agreement used under the Company's 1998
            Non-Employee Directors' Stock Option Plan. (9)

10.30       1999 Long Term Incentive Plan of the Company. (9)

10.31       Form of Stock Option Agreement used under the Company's 1999 Long
            Term Incentive Plan. (10)

10.32       Form of Restricted Stock Award Agreement used under the Company's
            1999 Long Term Incentive Plan. (10)

10.34 Securities Purchase Agreement dated as of August 29, 2000 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion
            Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II,
            L.P.; the Equitable Life Assurance Society of the United States;
            Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (11)

10.36 Registration Rights Agreement dated as of August 29, 2000 by and among the Company and the Purchasers referred to therein. (11)

10.37       Subordinated Indebtedness Intercreditor Agreement dated as of August
            29, 2000 among the Company, the Existing Guarantors named therein, and the Purchasers referred to therein. (11)

10.40 Indemnification Agreement dated January 13, 2000 between the Company and each of its officers and directors. (10)

10.46       Amended and Restated Share and Limited Liability Company Membership
            Interest Purchase Agreement, dated as of August 23, 2001, between the Company and KTIN Acquisition, LLC (13)

10.51 First Amendment Agreement dated as of August 7, 2002 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance
            Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the
            Equitable Life Assurance Society of the United States; Fleet
            Corporate Finance, Inc.; and Citizens Capital, Inc. (14)

10.52(i) Amended and Restated Warrant dated as of August 7, 2002 and issued by the Company to J.H. Whitney Mezzanine Fund, L.P. for 171,041
            shares of the Company's common stock. (14)

10.52(ii)   Schedule of other substantially similar warrants amended and restated by the Company and issued to other Purchasers pursuant to the First Amendment Agreement. (14)

10.53 Intercreditor and Subordination Agreement dated as of August 7, 2002 by and among The CIT Group/Business Credit, Inc., Ableco Finance
            LLC, as Lender and Agent for the Lenders as defined therein, the Company, and the Purchasers referred to therein. (14)

10.54       Financing Agreement by and among the Company, NORCO, Inc., TCR
            Corporation and The CIT Group/Business Credit, Inc., dated as of
            August 7, 2002. (14)

10.56       Lease Agreement dated as of February 24, 2003 between Norco, Inc.
            and Marathon Power Technologies Company. (15)

10.57 Letter Agreement, dated as of January 1, 2003, by and among the Company, TT Connecticut Corporation (f/k/a NORCO, Inc.), TT
            Minnesota Corporation (f/k/a TCR Corporation) and The CIT
            Group/Business Credit, Inc.

10.58 Severance and Services Agreement dated as of February 4, 2003 by and between Michael J. Berthelot and the Company.

10.59 Employment Agreement dated as of March 28, 2003 by and between Joseph F. Spanier and the Company.

13          Annual Report to Security Holders for the Fiscal Year ended March
            31, 2003.

21          List of Subsidiaries of the Company.

99.1        Certification of Chief Executive Officer and Chief Financial Officer
            Pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

-------------
(1) Incorporated by reference from the Company's Form 8-A Registration Statement No. 2-85599 dated February 9, 1987.

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1994.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1989.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for he Fiscal Year ended March 31, 1997.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the Quarter ended December 27, 1998.

(8) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 333-70877 dated January 20, 1999.

(9) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for he Fiscal Year ended March 31, 2000.

(11) Incorporated by reference from the Company's Report on Form 8-K filed on September 14, 2000.

(12) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2001.

(13) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 21, 2001.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on August 22, 2002.

(15) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 11, 2003.