Form 10-Q
period 2003-06-29
TRANSTECHNOLOGY CORP
filed 2003-08-12
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

                               Yes  X    No
                                   ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes       No  X
                                   ---      ---

      As of August 8, 2003, the total number of outstanding shares of registrant's one class of common stock was 6,490,473.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.   Financial Information                                         Page No.
                                                                        --------
Item 1.  Financial Statements........................................       2

         Statements of Consolidated Operations--
         Three Month Periods Ended June 29, 2003
         and June 30, 2002...........................................       3

         Consolidated Balance Sheets--
         June 29, 2003 and March 31, 2003............................       4

         Statements of Consolidated Cash Flows--
         Three Month Periods Ended June 29, 2003 and
         June 30, 2002...............................................       5

         Notes to Consolidated Financial Statements..................     6-11

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations.........................    12-19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..      20

Item 4.  Controls and Procedures.....................................      20

PART II. Other Information

Item 1.  Legal Proceedings...........................................      21

Item 6.  Exhibits and Reports on Form 8-K............................      21

SIGNATURES...........................................................      21

EXHIBIT 31.1..........................................................     22

EXHIBIT 31.2..........................................................     23

EXHIBIT 32............................................................     24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended June 29, 2003, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Information provided herein for the three month period June 30, 2002, has been reclassified to give effect to the reporting of the Company's former wholly owned subsidiary, Norco, Inc., as discontinued operations as discussed in Note 5 to the Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                    UNAUDITED
                  (In Thousands of Dollars, Except Share Data)


                                                                THREE MONTHS ENDED
                                                        ---------------------------------
                                                        JUNE 29, 2003       JUNE 30, 2002
                                                        -------------       -------------
Net sales                                                $    16,119         $    13,887
Cost of sales                                                  8,772               7,676
                                                         -----------         -----------
Gross profit                                                   7,347               6,211
General, administrative
    and selling expenses                                       3,771               3,602
Interest expense                                               2,503               2,116
Interest and other income - net                                  (47)                (37)
Forbearance fees                                                  --                 764
                                                         -----------         -----------
Income (loss) from continuing operations
  before income taxes                                          1,120                (234)
Provision for income taxes (benefit)                             426                 (91)
                                                         -----------         -----------
    Income (loss) from continuing operations                     694                (143)

Discontinued operations:
    Loss on disposal of discontinued businesses
      (less applicable income tax benefit of $388
      for the three month period
      ended June 30, 2002)                                        --                (607)
                                                         -----------         -----------
    Net income (loss)                                    $       694         $      (750)
                                                         ===========         ===========
Basic earnings (loss) per share:
    Income (loss) from continuing operations             $      0.10         $     (0.02)
    Loss from discontinued operations                             --               (0.10)
                                                         -----------         -----------
    Net income (loss)                                    $      0.10         $     (0.12)
                                                         ===========         ===========
Diluted earnings (loss) per share:
    Income (loss) from continuing operations             $      0.10         $     (0.02)
    Loss from discontinued operations                             --               (0.10)
                                                         -----------         -----------
    Net income (loss)                                    $      0.10         $     (0.12)
                                                         ===========         ===========
Number of shares used in computation
    of per share information: (Note 1)
       Basic                                               6,631,000           6,192,000
       Diluted                                             6,631,000           6,192,000


     See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars, Except Share Data)


                                                                                 (UNAUDITED)
                                                                                JUNE 29, 2003    MARCH 31, 2003
                                                                                -------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $  4,058         $  7,104
     Accounts receivable (net of allowance for doubtful accounts
        of $68 at June 29, 2003 and $65 at March 31, 2003)                            8,139            6,701
     Inventories                                                                     19,444           19,683
     Prepaid expenses and other current assets                                          710            1,364
     Income tax receivable                                                              330              363
     Deferred income taxes                                                            1,289            1,289
                                                                                   --------         --------
        Total current assets                                                         33,970           36,504
                                                                                   --------         --------

Property, plant and equipment                                                        12,764           12,721
     Less accumulated depreciation                                                   10,481           10,372
                                                                                   --------         --------
        Property, plant and equipment - net                                           2,283            2,349
                                                                                   --------         --------

Other assets:
     Deferred income taxes                                                           30,342           30,712
     Other                                                                           15,243           15,558
                                                                                   --------         --------
        Total other assets                                                           45,585           46,270
                                                                                   --------         --------
        Total                                                                      $ 81,838         $ 85,123
                                                                                   ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                             $     79         $     79
     Accounts payable - trade                                                         3,830            4,954
     Accrued compensation                                                             1,828            2,847
     Accrued income taxes                                                             1,221            2,460
     Other current liabilities                                                       13,748           15,003
                                                                                   --------         --------
        Total current liabilities                                                    20,706           25,343
                                                                                   --------         --------
Long-term debt payable to banks and others                                           54,187           53,487
                                                                                   --------         --------
Deferred income taxes                                                                 1,598            1,332
                                                                                   --------         --------
Other long-term liabilities                                                          10,602           11,601
                                                                                   --------         --------
Redeemable common stock                                                                  --            1,283
                                                                                   --------         --------
Stockholders' deficit:
     Preferred stock - authorized, 300,000 shares;  none issued                          --               --
     Common stock - authorized, 14,700,000 shares of $.01 par value;
        issued 7,026,393 at June 29, 2003, and 7,018,299 at March 31, 2003               70               70
     Additional paid-in capital                                                      76,280           74,283
     Accumulated deficit                                                            (72,293)         (72,993)
     Unearned compensation                                                              (72)             (43)
                                                                                   --------         --------
                                                                                      3,985            1,317
     Less treasury stock, at cost - (560,964 shares at June 29, 2003
        and March 31, 2003)                                                          (9,240)          (9,240)
                                                                                   --------         --------
        Total stockholders' deficit                                                  (5,255)          (7,923)
                                                                                   --------         --------
        Total                                                                      $ 81,838         $ 85,123
                                                                                   ========         ========

     See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                 THREE MONTHS ENDED
                                                                           -----------------------------
                                                                           JUNE 29, 2003   JUNE 30, 2002
                                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                           $   694         $  (750)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
    Loss from discontinued operations                                              --             607
    Depreciation and amortization                                                 412             421
    Net change in assets of discontinued companies                               --          (1,462)
    Noncash interest expense                                                      749             636
    Increase (decrease) in provision for bad debt                                   3            (201)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable and other receivables         (1,408)          6,569
      Decrease in inventories                                                     239             424
      Decrease (increase) in deferred taxes net                                   370             (14)
      Decrease in other assets                                                    686           1,779
      Decrease in accounts payable                                             (1,124)         (1,293)
      Decrease in accrued compensation                                         (1,019)           (386)
      Decrease in income taxes payable                                           (973)           (398)
      Decrease in other liabilities                                            (1,633)         (4,661)
                                                                              -------         -------
   Net cash (used in) provided by operating activities                         (3,004)          1,271
                                                                              -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                              (43)             --
Proceeds from sales of businesses                                                  --           6,100
                                                                              -------         -------
    Net cash (used in) provided by investing activities                           (43)          6,100
                                                                              -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on debt, net                                                            --          (7,130)
Exercise of stock options and other                                                 1             (15)
                                                                              -------         -------
   Net cash provided by (used in) financing activities                              1          (7,145)
                                                                              -------         -------
(Decrease) increase in cash and cash equivalents                               (3,046)            226
Cash and cash equivalents at beginning of period                                7,104              97
                                                                              -------         -------
Cash and cash equivalents at end of period                                    $ 4,058         $   323
                                                                              =======         =======
Supplemental information:
  Interest payments                                                           $ 1,727         $ 4,621
  Income tax payments                                                         $ 1,029         $   185
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                          $   700         $   590
Increase in additional paid in capital from warrant put expiration            $ 1,954              --


     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

NOTE 1. Earnings (Loss) Per Share

      Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings
      (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants.

      The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                             Three Months Ended
                                        ----------------------------
                                        June 29,            June 30,
                                          2003                2002
                                        --------            --------
Basic Earnings (Loss) per
Common Share:

Weighted-average
common stock outstanding
for basic earnings
(loss) per share calculation               6,631               6,192
                                        ========            ========
Diluted Earnings (Loss) per
Common Share:

Weighted-average
common shares
outstanding                                6,631              6,192

Stock options and
warrants*                                     --                 --
                                        --------            --------
Weighted-average common
stock outstanding for
diluted earnings (loss) per
share calculation                          6,631              6,192
                                        ========            ========

    * Not including anti-dilutive stock options totaling 415 for the three month period ended June 29, 2003, and 265 for the three month period ended June 30, 2002, respectively. Also excluding anti-dilutive warrants totaling 428 for the three month period ended June 30, 2002.

NOTE 2. Comprehensive Income (Loss)


      Comprehensive income (loss) for the three month periods ended June 29, 2003 and June 30, 2002 is summarized below.

                                        Three Months Ended
                                -----------------------------------
                                June 29, 2003         June 30, 2002
                                -------------         -------------
Net income (loss)                   $694                 $(750)

Other comprehensive
loss, net
of tax:

Foreign currency
translation                          --                   (163)
                                -------               --------
Total comprehensive
income (loss)                       $694                 $(913)
                                ========              ========

NOTE 3. Stock Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS No. 148"). Proforma information is based on the fair value method under SFAS No. 123.

                                             Three Months Ended
                                        -----------------------------
                                        June 29, 2003   June 30, 2002
                                        -------------   -------------
Net income (loss) as reported             $   694         $  (750)

Deduct: Total stock-based
compensation expense
determined under fair value
based method, net of taxes                    (39)            (56)
                                          -------         -------
Proforma net income (loss)                $   655         $  (806)
                                          =======         =======

Basic earnings (loss) per share:

   As reported                            $  0.10         $ (0.12)
   Proforma                               $  0.10         $ (0.13)

Diluted earnings (loss) per share:

  As reported                             $  0.10         $ (0.12)
  Proforma                                $  0.10         $ (0.13)


NOTE 4.  Inventories

Inventories are summarized as follows:

                        June 29, 2003   March 31, 2003
                        -------------   --------------
Finished goods              $     2        $     2

Work in process               5,789          6,105

Purchased and
  manufactured parts         13,653         13,576
                            -------        -------

  Total                     $19,444        $19,683
                            =======        =======

NOTE 5. Discontinued Operations

During fiscal 2001, the Company implemented a restructuring plan to focus its resources and capital on the aerospace and defense products business and exit the specialty fastener segment. As a result, discontinued operations includes all of the remaining operations related to its specialty fastener segment and Norco, Inc., the net assets of which were sold on February 24, 2003.

      Net sales and losses from the discontinued operations were as follows:

                                 Three Months Ended
                                   June 30, 2002
                                 ------------------
Net sales                             $ 19,606
                                      ========
Loss from
discontinued operations before
income taxes                          $   (995)

Income tax benefit                         388
                                      --------
Loss from discontinued
operations                            $   (607)
                                      ========

      The reported $0.6 million loss from discontinued operations for the three month period ended June 30, 2002 included operating income from discontinued businesses of $2.0 million; allocated interest expense of $1.7 million, a $1.1 million noncash charge to recognize additional charges to reflect the amounts ultimately expected to be received from sales and a non-cash charge of $0.2 million from the final settlement of interest rate swap contracts, which were offset by a tax benefit of $0.4 million.

NOTE 6. Long-term Debt Payable to Banks and Others

      Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                              June 29, 2003  March 31, 2003
                                              -------------  --------------
Senior Subordinated Notes          18.25%        $54,029        $53,329
Other                                                237            237
                                                 -------        -------
                                                  54,266         53,566

Less current maturities                               79             79
                                                 -------        -------
Total long-term debt                             $54,187        $53,487
                                                 =======        =======

CREDIT FACILITIES - At June 29, 2003, the Company had a senior credit facility consisting of a $13.5 million asset based revolving credit facility, which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under the prior senior credit facility. An amendment to the New Senior Credit Facility on August 5, 2003, reduced the amount of the facility to $8.0 million, reset the covenants and events of default to reflect the divestitures which had taken place since the original establishment of the facility in August 2002, reset the maturity date to January 31, 2004, and established a current interest rate of approximately 5.0%. The New Senior Credit Facility is secured by all of the Company's assets. The Company is in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at June 29, 2003.

SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until the Company retires the notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. At June 29, 2003, the principal balance outstanding on the notes amounted to $54.0 million, which included the original principal amount plus the PIK notes. At March 31, 2003 the Company reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the quarter, the Purchaser revoked the put exercise and that portion will be reclassified to paid in capital in the second quarter. In addition, the put right on 171,041 warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these warrants was reclassified from a liability account to additional paid-in capital. At June 29, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at June 29, 2003.

The Company has long-term debt maturities of $0.1 million, $54.1 million, and $0.1 million in 2004, 2005 and 2006, respectively.

NOTE 7. New Accounting Standards

In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for the Company's fiscal quarter beginning June 30, 2003. The Company does not believe adoption of this standard will have a material impact on its financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The Company does not believe adoption of this standard will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As the Company does not have this type of entity, the adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation will not have an effect on its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world's largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, tie-down equipment, and tow-hook assemblies. Marketed under the trade name "Breeze-Eastern", our products are designed to be efficient and reliable in extreme operating conditions. Our equipment is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.

Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our specialty aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $51.0 million, subject to post-closing adjustments. This transaction completed our divestiture program. As a result, our discontinued operations for the three months ended June 30, 2002 includes Norco and all of the operations related to our Specialty Fastener segment including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. Of the operations included in discontinued operations prior to fiscal 2003, only TransTechnology Engineered Rings USA, TransTechnology (GB), TransTechnology Brasil, Aerospace Rivet Manufacturers Corp., TCR Corporation and Norco, Inc. were carried into fiscal 2003.

All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern division. We discuss our discontinued operations separately under the heading " -- Divestitures and Discontinued Operations."

All references to fiscal 2004 in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2004, and all references to fiscal 2003, 2002, and 2001 refer to the fiscal years ended March 31.

DIVESTITURES AND DISCONTINUED OPERATIONS

During fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our aerospace and defense products business and exit the specialty fastener segment. As a result, our discontinued operations include all of the operations related to our specialty fastener segment. Our discontinued operations also include Norco, Inc., which we previously included in our aerospace and defense products segment.

On April 16, 2002, we sold Aerospace Rivet Manufacturers Corporation to Allfast Fastening Systems, Inc. for $3.2 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

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

On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, to a newly formed affiliate of Mid-Mark Capital LLC for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our new senior credit facility.

On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the new senior credit facility and partially repay subordinated debt.

For the first quarter of fiscal 2003 the $0.6 million loss from discontinued operations included actual operating income of $2.0 million from discontinued operations, allocated interest expense of $1.7 million, a $1.1 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, and a tax benefit of $0.4 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Net sales. Our sales increased to $16.1 million for the first quarter of fiscal 2004, a 16% increase over sales of $13.9 million for the first quarter of fiscal 2003. This increase in sales is the result of higher shipments of hoists and weapons handling equipment for military agencies.

Gross profit. Gross profit increased 18% to $7.3 million for the first quarter of fiscal 2004 from $6.2 million for the first quarter of fiscal 2003. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of aftermarket sales due to the timing of shipments to meet customer demands, we recorded slightly higher gross margins for the first quarter of fiscal 2004. This margin improvement from product mix, however, was partially offset by lower than normal gross margins on the HLU-196 Bomb Hoist, a product that was shipped for the first time during the third quarter of fiscal 2003. While the gross margins recognized on the initial shipments of the HLU-196 were lower than historical gross margins, they were higher than the budgeted gross margins due to the realization of manufacturing efficiencies not originally expected in the initial production lots. As a result of the lower gross margins experienced on the HLU-196, we expect future gross margins to be lower than those historically reported. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses increased 5% to $3.8 million in the first quarter of fiscal 2004 from $3.6 million in the first quarter of fiscal 2003. This increase was primarily due to increased engineering spending and a $0.4 million charge associated with the resolution of a claim from the sale of a business unit several years ago offset by a decrease in corporate office expenses during fiscal 2004 which was primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001.

Operating income. Operating income (gross profit less general, administrative and selling expenses) increased 37% to $3.6 million in the first quarter of fiscal 2004 from $2.6 million in the first quarter of fiscal 2003. This increase mainly was due to a more favorable mix of repair, overhaul and spare parts business, a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $0.4 million to $2.5 million in the first quarter of fiscal 2004 from $2.1 million in the first quarter of fiscal 2003, as a result of the allocation formula we are required to use under GAAP to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the first quarter of fiscal 2004 decreased $1.4 million to $2.5 million from $3.9 million for the first quarter of fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

Forbearance fees. During the first quarter of fiscal 2003, we incurred an expense of $0.8 million for forbearance fees we paid to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. No such fees were incurred in fiscal 2004.

Net income. We earned net income of $0.7 million in the first quarter of fiscal 2004, versus a loss of $0.8 million in the first quarter of fiscal 2003, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first quarter of fiscal 2004 totaled $21.7 million, which represents a 25% increase from new orders of $17.3 million in the first quarter of fiscal 2003. New orders for hoists, cargo hooks and weapons handling equipment were particularly strong in the first quarter of fiscal 2004.

Backlog. Backlog at June 29, 2003 was $51.8 million, up $5.6 million from $46.2 million at March 31, 2003. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first quarter of fiscal 2004 was 1.35, compared to 1.25 for the first quarter of fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

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

Our restructuring and divestiture program has had a substantial impact upon our financial condition through June 29, 2003, as we reduced debt with the proceeds of the divestitures and lowered costs as a result of the corporate office restructuring. At June 29, 2003, there was no indebtedness outstanding under our New Senior Credit Facility.

As previously reported, the New York Stock Exchange (NYSE) notified us that the company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We submitted to the NYSE a plan to comply with the listing standards, and announced on July 7, 2003 that the NYSE has accepted the company's proposed plan.

WORKING CAPITAL

Our working capital at June 29, 2003, was $13.3 million, compared to $11.2 million at March 31, 2003. The ratio of current assets to current liabilities was 1.6 to 1.0 at June 29, 2003, compared to 1.4 to 1.0 at March 31, 2003.

Working capital changes during the first quarter of fiscal 2004, resulted from an increase in accounts receivable of $1.4 million, a decrease in inventories of $0.2 million and a decrease in prepaid expenses and other current assets of $0.7 million. The increase in accounts receivable was due to strong sales in the first quarter fiscal 2004. The decrease in inventory was largely due to increased sales. The decrease in prepaid expenses was due primarily to receipt of a cash payment related to a divestiture. The number of days that sales were outstanding in accounts receivable increased to 33.0 days at June 29, 2003, from
31.8 days at March 31, 2003. Inventory turnover increased to 1.80 turns from
1.55 turns for fiscal 2003. Current liabilities decreased $4.3 million, primarily due to the payment of state income taxes relating to the sale of Norco, Inc., and payments for incentive and retirement plans.

CAPITAL EXPENDITURES

Our capital expenditures were $43 thousand for the first quarter of fiscal 2004, compared to zero for the first quarter of fiscal 2003. Projects budgeted in fiscal 2004 include refurbishment of the offices and the initial phase of installing a new ERP system.

In fiscal 2004, capital expenditures are expected to be in a range of $1.1 - 1.4 million.

SENIOR CREDIT FACILITY

At June 29, 2003, we had a senior credit facility consisting of a $13.5 million asset based revolving credit facility which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. An amendment to the New Senior Credit Facility on August 5, 2003, reduced the amount of the facility to $8.0 million, reset the covenants and events of default to reflect the divestitures which had taken place since the original establishment of the facility in August 2002, reset the maturity date to January 31, 2004, and established a current interest rate of approximately 5.0%. The New Senior Credit Facility is secured by all of our assets. We are in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at June 29, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until we retire the notes. We may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. At June 29, 2003, the principal balance outstanding on the notes amounted to $54.0 million, which included the original principal amount plus the PIK notes. At March 31, 2003 we reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, we reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the quarter, the Purchaser revoked the put exercise and that portion will be reclassified to paid in capital in the second quarter. In addition, the put right on 171,041 warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these warrants was reclassified from a liability account to additional paid-in capital. At June 29, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at June 29, 2003.

We have long-term debt maturities of $0.1 million, $54.1 million and $0.1 million in 2004, 2005 and 2006, respectively.

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

TAX BENEFITS FROM NET OPERATING LOSSES

At June 29, 2003, we had federal and state net operating loss carryforwards, or NOLs, of approximately $51.2 million and $73.9 million, respectively, which are due to expire in 2004 through 2023. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several years:

(DOLLARS IN THOUSANDS)                                                                  2008 AND
                                       2004         2005         2006         2007     THEREAFTER      TOTAL
                                     -------      -------      -------      -------    ----------     -------
Long-Term Debt                       $    79      $54,108      $    79      $    --      $    --      $54,266
Operating Leases                         231          116          115           61           22          545
                                     -------      -------      -------      -------      -------      -------
     Total                           $   310      $54,224      $   194      $    61      $    22      $54,811
                                     =======      =======      =======      =======      =======      =======

In addition, we have divested ten businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have unresolved claims for indemnification with respect to these divested businesses that aggregate less than $0.5 million. Additionally, the terms of these divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, all purchase price adjustments have been agreed and paid.

INFLATION

While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

ENVIRONMENTAL MATTERS - During the fourth quarter of fiscal 2000, we presented an environmental cleanup plan for a portion of a site in Pennsylvania which the Corporation continues to own although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At June 29, 2003, our cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

We also continue to participate in environmental assessments and remediation work at nine other locations, including former facilities of the company. We estimate that the potential cost for implementing corrective action at these sites will not exceed $0.5 million payable over the next several years, and have provided for the estimated costs in our accrual for environmental liabilities. In addition, in the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York pursuant to which we are developing a remediation plan for review and approval by the New York Department of Environmental Conservation. We have established a reserve of $2.5 million for this site which we believe is adequate.

In addition, we have been named as a potentially responsible party in eight environmental proceedings pending in several other states in which it is alleged that we were a generator of waste that was sent to landfills and other treatment facilities and, as to several sites, it is alleged that we were an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. We estimate that the expected future costs, and our estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and we have provided for these estimated costs in our accrual for environmental liabilities.

LITIGATION - We are also engaged in various other legal proceedings incidental to our business. It is our opinion that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on our consolidated financial position or the results of our operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003 FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in the balance sheet. This statement is effective for the Company's fiscal quarter beginning June 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. We do not believe adoption of this standard will have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation defines when a business enterprise must consolidate a variable interest entity. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. As we do not have this type of entity, the adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. Our company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on our Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, we do not issue guarantees to third parties; accordingly, this interpretation will not have an effect on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with the New Senior Credit Facility under which there are no borrowings at June 29, 2003.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

(b)   Form 8-K

      On May 7, 2003 the Registrant filed an 8-K which furnished the May 5, 2003 press release announcing its financial results for the fiscal year ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)

Dated: August 12, 2003                By: /s/ Joseph F. Spanier
                                          --------------------------------------
                                          Joseph F. Spanier, Vice President
                                          Treasurer and Chief Financial Officer*

      *On behalf of the Registrant and as Principal Financial and Accounting Officer.