Form 10-Q
period 2003-09-28
TRANSTECHNOLOGY CORP
filed 2003-11-12
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

                            Yes          No   X
                                -----       -----

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes          No   X
                                -----       -----

    As of November 10, 2003, the total number of outstanding shares of registrant's one class of common stock was 6,498,143.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I. Financial Information                                                 Page No.
                                                                              --------

  Item 1.   Financial Statements........................................        2

            Statements of Consolidated Operations--
            Three and Six Month Periods Ended September 28, 2003
            and September 29, 2002......................................        3

            Consolidated Balance Sheets--
            September 28, 2003 and March 31, 2003.......................        4

            Statements of Consolidated Cash Flows--
            Six Month Periods Ended September 28, 2003 and
            September 29, 2002..........................................        5

            Notes to Consolidated Financial Statements..................        6-11

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................        11-19

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..        19

  Item 4.   Controls and Procedures.....................................        19-20

PART II. Other Information

  Item 1.   Legal Proceedings...........................................        21

  Item 4.   Submission of Matters to a Vote of Security Holders.........        21

  Item 6.   Exhibits and Reports on Form 8-K............................        21

SIGNATURES..............................................................        22

EXHIBIT 31.1............................................................        23

EXHIBIT 31.2............................................................        24

EXHIBIT 32  ............................................................        25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company's independent public accountants have not completed their review of the condensed consolidated financial statements included herein prior to the deadline for filing this Form 10-Q as required by Rule 10-01(d) of Regulation S-X promulgated under the Securities and Exchange Act of 1934, as amended.

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 28, 2003, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Information provided herein for the three and six month periods ended September 29, 2002, has been reclassified to give effect to the reporting of the Company's former wholly-owned subsidiary, Norco, Inc., as discontinued operations as discussed in Note 5 to the Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                    UNAUDITED
                   (In Thousands of Dollar, Except Share Data)

                                                                 THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      --------------------------------------  --------------------------------------
                                                      SEPTEMBER 28, 2003  SEPTEMBER 29, 2002  SEPTEMBER 28, 2003  SEPTEMBER 29, 2002
                                                      ------------------  ------------------  ------------------  ------------------
Net sales                                              $         16,333    $         11,854    $         32,452    $         25,741
Cost of sales                                                     9,575               6,380              18,347              14,056
                                                       ----------------    ----------------    ----------------    ----------------
Gross profit                                                      6,758               5,474              14,105              11,685

General, administrative
   and selling expenses                                           3,531               4,266               7,302               7,868
Interest expense                                                  2,568               2,004               5,071               4,120
Interest and other (income) expense - net                          (159)                 10                (206)                (27)
Unrealized loss on warrants                                          --               1,219                  --               1,219
Forbearance fees                                                     --                  --                  --                 764
                                                       ----------------    ----------------    ----------------    ----------------
Income (loss) from continuing operations
  before income taxes                                               818              (2,025)              1,938              (2,259)
Provision  for income taxes (benefit)                               310                (315)                736                (406)
                                                       ----------------    ----------------    ----------------    ----------------
   Income (loss) from continuing operations                         508              (1,710)              1,202              (1,853)

Discontinued operations:
   Loss on disposal of discontinued businesses
     (less applicable income tax benefit of
     $1,587 and $1,975 for the three and six month
     periods ended September 29, 2002, respectively)                 --              (3,523)                 --              (4,130)
                                                       ----------------    ----------------    ----------------    ----------------

   Net income (loss)                                   $            508    $         (5,233)   $          1,202    $         (5,983)
                                                       ================    ================    ================    ================

Basic earnings (loss) per share:
   Income (loss) from continuing operations            $           0.08    $          (0.28)   $           0.18    $          (0.30)
   Loss from discontinued operations                                 --               (0.57)                 --               (0.67)
                                                       ----------------    ----------------    ----------------    ----------------
   Net income (loss)                                   $           0.08    $          (0.85)   $           0.18    $          (0.97)
                                                       ================    ================    ================    ================

Diluted earnings (loss) per share:
   Income (loss) from continuing
   operations                                          $           0.08    $          (0.28)   $           0.18    $          (0.30)
   Loss from discontinued operations                                 --               (0.57)                 --               (0.67)
                                                       ----------------    ----------------    ----------------    ----------------
   Net income (loss)                                   $           0.08    $          (0.85)   $           0.18    $          (0.97)
                                                       ================    ================    ================    ================

Number of shares used in computation
   of per share information: (Note 1)
     Basic                                                    6,647,000           6,197,000           6,647,000           6,194,000
     Diluted                                                  6,676,000           6,197,000           6,662,000           6,194,000


See accompanying notes to unaudited consolidated financial statements.

                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                                                 (UNAUDITED)
                                                                              SEPTEMBER 28, 2003    MARCH 31, 2003
                                                                              ------------------   ----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $            757    $          7,104
  Accounts receivable (net of allowance for doubtful accounts
    of $71 at September 28, 2003 and $65 at March 31, 2003)                               9,777               6,701
  Inventories                                                                            19,332              19,683
  Prepaid expenses and other current assets                                                 898               1,364
  Income tax receivable                                                                     226                 363
  Deferred income taxes                                                                   1,289               1,289
                                                                               ----------------    ----------------
    Total current assets                                                                 32,279              36,504
                                                                               ----------------    ----------------

Property, plant and equipment                                                            12,869              12,721
  Less accumulated depreciation                                                          10,583              10,372
                                                                               ----------------    ----------------
    Property, plant and equipment - net                                                   2,286               2,349
                                                                               ----------------    ----------------

Other assets:
  Deferred income taxes                                                                  30,053              30,712
  Other                                                                                  14,848              15,558
                                                                               ----------------    ----------------
    Total other assets                                                                   44,901              46,270
                                                                               ----------------    ----------------
    Total                                                                      $         79,466    $         85,123
                                                                               ================    ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Current portion of long-term debt                                            $             79    $             79
  Accounts payable - trade                                                                4,628               4,954
  Accrued compensation                                                                    1,813               2,847
  Accrued income taxes                                                                      174               2,460
  Other current liabilities                                                              10,219              15,003
                                                                               ----------------    ----------------
    Total current liabilities                                                            16,913              25,343
                                                                               ----------------    ----------------
Long-term debt payable to banks and others                                               54,930              53,487
                                                                               ----------------    ----------------
Deferred income taxes                                                                     1,598               1,332
                                                                               ----------------    ----------------
Other long-term liabilities                                                              10,478              11,601
                                                                               ----------------    ----------------
Redeemable common stock                                                                      --               1,283
                                                                               ----------------    ----------------
Stockholders' deficit:
  Preferred stock - authorized, 300,000 shares; none issued                                  --                  --
  Common stock - authorized, 14,700,000 shares of $.01 par value;
    issued 7,059,107 at September 28, 2003, and 7,018,299 at March 31, 2003                  71                  70
  Additional paid-in capital                                                             76,728              74,283
  Accumulated deficit                                                                   (71,791)            (72,993)
  Unearned compensation                                                                    (221)                (43)
                                                                               ----------------    ----------------
                                                                                          4,787               1,317
  Less treasury stock, at cost - (560,964 shares at September 28, 2003
    and March 31, 2003)                                                                  (9,240)             (9,240)
                                                                               ----------------    ----------------
    Total stockholders' deficit                                                          (4,453)             (7,923)
                                                                               ----------------    ----------------
    Total                                                                      $         79,466    $         85,123
                                                                               ================    ================


See accompanying notes to unaudited consolidated financial statements.

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                                SIX MONTHS ENDED
                                                                                    ---------------------------------------
                                                                                    SEPTEMBER 28, 2003   SEPTEMBER 29, 2002
                                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $          1,202     $         (5,983)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Loss from discontinued operations                                                              --                4,130
    Depreciation and amortization                                                               1,009                  873
    Net change in assets of discontinued companies                                                 --                  753
    Warrant mark to market adjustment                                                              --                1,219
    Noncash interest expense                                                                    1,537                1,358
    Increase (decrease) in provision for bad debt                                                   6                 (198)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable and other receivables                         (2,938)               7,032
      Decrease (increase) in inventories                                                          351               (1,270)
      Decrease (increase) in deferred taxes net                                                   659               (2,509)
      Decrease (increase) in other assets                                                         428               (4,153)
      (Decrease) increase in accounts payable                                                    (326)                 110
      Decrease in accrued compensation                                                         (1,034)                (462)
      Decrease in income taxes payable                                                         (2,020)                (449)
      Decrease in other liabilities                                                            (5,100)                (580)
                                                                                     ----------------     ----------------
    Net cash used in operating activities                                                      (6,226)                (129)
                                                                                     ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                             (159)                (437)
Proceeds from sales of businesses                                                                  --                6,425
Decrease in notes and other receivables                                                            --                 (223)
                                                                                     ----------------     ----------------
    Net cash (used in) provided by investing activities                                          (159)               5,765
                                                                                     ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on debt, net                                                                            --               (4,414)
Exercise of stock options and other                                                                38                  (95)
                                                                                     ----------------     ----------------
    Net cash provided by (used in) financing activities                                            38               (4,509)
                                                                                     ----------------     ----------------
(Decrease) increase in cash and cash equivalents                                               (6,347)               1,127
Cash and cash equivalents at beginning of period                                                7,104                   97
                                                                                     ----------------     ----------------
Cash and cash equivalents at end of period                                           $            757     $          1,224
                                                                                     ================     ================
Supplemental information:
  Interest payments                                                                  $          3,480     $         10,283
  Income tax payments                                                                $          2,098     $            188
  Increase in senior subordinated note for paid-in-kind interest expense             $          1,443     $          1,263
Increase in additional paid-in capital from warrant put expiration                   $          2,184     $             --
Noncash charge to equity from classification of warrants as financial derivatives    $             --     $          4,550


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

      The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                  Three Months Ended               Six Months Ended
                             ----------------------------    ----------------------------
                             September 28,   September 29,   September 28,   September 29,
                                 2003            2002            2003            2002
                             ------------    ------------    ------------    ------------
      Basic Earnings
      (Loss) per Common
      Share:

      Weighted-average
      common stock out-
      standing for basic
      earnings (loss) per
      share calculation            6,647           6,197           6,647           6,194

                              ==========      ==========      ==========      ==========


      Diluted Earnings
      (Loss) per Common
      Share:

      Weighted-average
      common shares
      outstanding                  6,647           6,197           6,647           6,194

      Stock options and
      warrants*                       29              --              15              --
                              ----------      ----------      ----------      ----------

      Weighted-average
      common stock
      outstanding for
      diluted earnings
      (loss) per share
      calculation                  6,676           6,197           6,662           6,194
                              ==========      ==========      ==========      ==========

    * Not including anti-dilutive stock options totaling 194 and 606 for the three and six month periods ended September 28, 2003, respectively and 53 and 135 for the three and six month periods ended September 29, 2002, respectively. Also excluding anti-dilutive warrants totaling 428 for the three and six month periods ended September 29, 2002.

NOTE 2. Comprehensive Income (Loss)

      Comprehensive income (loss) for the three and six month periods ended September 28, 2003 and September 29, 2002 is summarized below.

                                  Three Months Ended                Six Months Ended
                             ----------------------------     ----------------------------
                             September 28,   September 29,    September 28,   September 29,
                                 2003            2002             2003            2002
                             ------------    ------------     ------------    ------------
      Net income (loss)      $        508    $     (5,235)    $      1,202    $     (5,983)

      Other comprehensive
       income (loss), net
       of tax:

      Foreign currency
      translation
      adjustment arising
      during period                    --              77               --             (86)

      Reclassification
      adjustment for sale
      of investment in
      foreign entity                   --           3,306               --           3,306
                             ------------    ------------     ------------    ------------
      Total comprehensive
      income (loss)          $        508    $     (1,852)    $      1,202    $     (2,763)
                             ============    ============     ============    ============

NOTE 3. Stock Based Compensation

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. Proforma information is based on the fair value method under SFAS No. 123.

                                           Three Months Ended                 Six Months Ended
                                      -----------------------------     -----------------------------
                                      September 28,    September 29,    September 28,    September 29,
                                          2003             2002             2003             2002
                                      ------------     ------------     ------------     ------------
Net income (loss) as reported         $        508     $     (5,235)    $      1,202     $     (5,983)

Deduct: Total stock-based
compensation expense
determined under fair value
based method, net of taxes                     (47)             (56)             (86)            (112)
                                      ------------     ------------     ------------     ------------

Proforma net income (loss)            $        461     $     (5,291)    $      1,116     $     (6,095)
                                      ============     ============     ============     ============
Basic earnings (loss) per share:
    As reported                       $       0.08     $      (0.85)    $       0.18     $      (0.97)
    Proforma                          $       0.07     $      (0.85)    $       0.17     $      (0.98)

Diluted earnings (loss) per share:
    As reported                       $       0.08     $      (0.85)    $       0.18     $      (0.97)
    Proforma                          $       0.07     $      (0.85)    $       0.17     $      (0.98)


NOTE 4. Inventories

      Inventories are summarized as follows:

                             September 28, 2003    March 31, 2003
                             ------------------   ----------------
      Finished goods          $              1    $              2

      Work in process                    5,822               6,105

      Purchased and
        manufactured parts              13,509              13,576
                              ----------------    ----------------


      Total                   $         19,332    $         19,683
                              ================    ================

NOTE 5. Discontinued Operations

During fiscal 2001, the Company implemented a restructuring plan to focus its resources and capital on the aerospace and defense products business and exit the specialty fastener segment. As a result, discontinued operations include all of the remaining operations related to its specialty fastener segment and Norco, Inc., the net assets of which were sold on February 24, 2003. There were no operating results from discontinued operations in fiscal 2004.

      Net sales and losses from the discontinued operations for the comparable periods in fiscal 2003 were as follows:

                                  Three Months          Six Months
                                     Ended                Ended
                               September 29, 2002   September 29, 2002
                               ------------------   ------------------
      Net sales                 $         11,876     $         31,482
                                ================     ================

      Loss from discontinued
      operations before
      income taxes                        (5,110)              (6,105)

      Income tax benefits                  1,587                1,975
                                ----------------     ----------------

      Loss from discontinued
      operations                $         (3,523)    $         (4,130)
                                ================     ================

The $4.1 million loss from discontinued operations for the six months ended September 29, 2002 included actual operating income of $4.5 million from discontinued operations, allocated interest expense of $3.6 million, a $1.9 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a noncash charge of $4.9 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, and a tax benefit of $2.0 million.

NOTE 6. Long-Term Debt Payable to Banks and Others

      Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                             September 29,     March 31,
                                                 2003            2003
                                             ------------    ------------

      Senior Subordinated Notes     18.5%    $     54,772    $     53,329

      Other                                           237             237
                                             ------------    ------------
                                                   55,009          53,566

      Less current maturities                          79              79
                                             ------------    ------------

      Total long-term debt                   $     54,930    $     53,487
                                             ============    ============

SENIOR CREDIT FACILITY

At September 28, 2003, the Company had a senior credit facility consisting of an $8.0 million asset based revolving credit facility which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003. The maturity date of this facility is January 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of the Company's assets. The Company is in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at September 28, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until we retire the notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. The Company is in compliance with the provisions of the Notes. At September 28, 2003, the principal balance outstanding on the notes amounted to $54.8 million, which included the original principal amount plus the PIK notes. At March 31, 2003, the Company reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of fiscal 2004, the Purchaser in question revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of fiscal 2004. At September 28, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at September 28, 2003.

The Company has long-term debt maturities of $0.1 million, $54.9 million and $0.1 million in 2004, 2005 and 2006, respectively.

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

NOTE 8. Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to the Company's overhaul and repair operations. The Company has to date and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors has retained a fact finding and forensic accounting firm, The Bradlau Group, Morristown, New Jersey, to perform an independent process review and evaluation of the overhaul and repair operations the Company's Breeze-Eastern business. The Board of Directors has indicated that it intends to share the findings of this independent process review and evaluation with the United States Attorney's office. The findings of The Bradlau Group were not complete as of the date of this filing. The investigation has had no impact, and the Company does not expect an impact, on its ability to manufacture and ship products and meet customer delivery schedules. As of this date, the US Attorney's investigation is continuing and the Company has not been made aware of any specific violations resulting from that investigation.

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

Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our specialty aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $51.0 million, subject to post-closing adjustments. This transaction completed our divestiture program. As a result, our discontinued operations for the three and six month periods ended September 29, 2002 includes Norco and all of the operations related to our Specialty Fastener segment, including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. Of the operations included in discontinued operations prior to fiscal 2003, only TransTechnology Engineered Rings USA, Inc., TransTechnology (GB), TransTechnology Brasil, Aerospace Rivet Manufacturers Corp., TCR Corporation and Norco, Inc. were carried into fiscal 2003.

All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern business. We discuss our discontinued operations separately under the heading " -- Divestitures and Discontinued Operations."

All references to fiscal 2004 in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2004, and all references to fiscal 2003, 2002, and 2001 refer to the fiscal years ended March 31.

As previously reported, we are subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to the Company's overhaul and repair operations. We have to date and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors has retained a fact finding and forensic accounting firm, The Bradlau Group, Morristown, New Jersey, to perform an independent process review and evaluation of the overhaul and repair operations of our Breeze-Eastern business. The Board of Directors has indicated that it intends to share the findings of this independent process review and evaluation with the United States Attorney's office. The findings of The Bradlau Group were not complete as of the date of this filing. Once the Board of Directors has received and evaluated the report we expect that our independent accountants will be able to complete their review of this form 10-Q. The investigation has had no impact, and we do not expect an impact, on our ability to manufacture and ship products and meet customer delivery schedules. As of this date, the US Attorney's investigation is continuing and we have not been made aware of any specific violations resulting from that investigation.

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

On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings USA, Inc., to a newly formed affiliate of Sea View Capital LLC for $2.9 million in cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

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

On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt under the Notes.

For the first six months of fiscal 2003 the $4.1 million loss from discontinued operations included actual operating income of $4.5 million from discontinued operations, allocated interest expense of $3.6 million, a $1.9 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a noncash charge of $4.9 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, and a tax benefit of $2.0 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 29, 2002

Net sales. Our net sales increased to $16.3 million for the second quarter of fiscal 2004, a 38% increase over sales of $11.9 million for the second quarter of fiscal 2003. This increase in sales is the result of higher shipments of hoists and weapons handling equipment for military agencies.

Gross profit. Gross profit increased 23% to $6.8 million for the second quarter of fiscal 2004 from $5.5 million for the second quarter of fiscal 2003. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of new equipment sales due to the timing of shipments to meet customer demands, we recorded gross margins for the second quarter of fiscal 2004 which are more in line with our-long term targeted gross margin. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses decreased 17% to $3.5 million in the second quarter of fiscal 2004 from $4.3 million in the second quarter of fiscal 2003. This decrease was primarily due to lower corporate office expenses during fiscal 2004 which was mostly due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001.

Operating income. Operating income (gross profit less general, administrative and selling expenses) increased 167% to $3.2 million in the second quarter of fiscal 2004 from $1.2 million in the second quarter of fiscal 2003. This increase was mainly due to a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $0.6 million to $2.6 million in the second quarter of fiscal 2004 from $2.0 million in the second quarter of fiscal 2003, as a result of the allocation formula we are required to use under GAAP to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the second quarter of fiscal 2004 decreased $1.3 million to $2.6 million from $3.9 million for the second quarter of fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

Net income. We earned net income of $0.5 million in the second quarter of fiscal 2004, versus a loss of $5.2 million in the second quarter of fiscal 2003, which primarily resulted from the reasons discussed above.

New orders. New orders received in the second quarter of fiscal 2004 totaled $8.3 million, which represents a 33% decrease from new orders of $12.4 million in the second quarter of fiscal 2003.

Backlog. Backlog at September 28, 2003 was $43.8 million, down $2.4 million from $46.2 million at March 31, 2003. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Because we shipped a substantial amount of HLU-196 bomb hoists during the quarter, our book-to-bill ratio for the second quarter of fiscal 2004 was 0.51, compared to 1.05 for the second quarter of fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

SIX MONTHS ENDED SEPTEMBER 28, 2003 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 29, 2002

Net sales. Our net sales increased to $32.5 million for the first six months of fiscal 2004, a 26% increase over sales of $25.7 million for the first six months of fiscal 2003. This increase in sales is the result of higher shipments of hoists and weapons handling equipment for military agencies.

Gross profit. Gross profit increased 21% to $14.1 million for the first six months of fiscal 2004 from $11.7 million for the first six months of fiscal 2003. The increase in gross profit is due to the increase in sales. The gross margin for the first six months of fiscal 2004 at 43% was down slightly from the prior period's margin of 45% due mainly to a significant amount of HLU-196 bomb hoists, which carry a lower gross margin than other new equipment, being shipped in fiscal 2004. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses decreased 7% to $7.3 million in the first six months of fiscal 2004 from $7.9 million in the first six months of fiscal 2003. This decrease was mainly due to lower corporate office expenses during fiscal 2004 which was primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001.

Operating income. Operating income (gross profit less general, administrative and selling expenses) increased 78% to $6.8 million in the first six months of fiscal 2004 from $3.8 million in the first six months of fiscal 2003. This increase mainly was due to a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $1.0 million to $5.1 million in the first six months of fiscal 2004 from $4.1 million in the first six months of fiscal 2003, as a result of the allocation formula we are required to use under GAAP to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the first six months of fiscal 2004 decreased $2.7 million to $5.1 million from $7.8 million for the first six months of fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

Net income. We earned net income of $1.2 million in the first six months of fiscal 2004, versus a loss of $6.0 million in the first six months of fiscal 2003, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first six months of fiscal 2004 totaled $30.0 million, which is slightly above the new orders of $29.8 million in the first six months of fiscal 2003.

Backlog. Backlog at September 28, 2003 was $43.8 million, down $2.4 million from $46.2 million at March 31, 2003. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book-to-bill ratio for the first six months of fiscal 2004 was 0.93, compared to 1.16 for the first six months of fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our long-term contracts with the U.S. Government. Although we have infrequently received payments on these government contracts based on performance milestones, as is the case with our contract with the U.S. Navy for the HLU-196 Bomb Hoist, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of these orders.

Our restructuring and divestiture program has had a substantial impact upon our financial condition through September 28, 2003, as we reduced debt with the proceeds of the divestitures and lowered costs as a result of the corporate office restructuring. At September 28, 2003, there was no indebtedness outstanding under our New Senior Credit Facility.

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

WORKING CAPITAL

Our working capital at September 28, 2003, was $15.4 million, compared to $11.2 million at March 31, 2003. The ratio of current assets to current liabilities was 1.9 to 1.0 at September 28, 2003, compared to 1.4 to 1.0 at March 31, 2003.

Working capital changes during the first six months of fiscal 2004, resulted from a decrease in cash of $6.3 million, an increase in accounts receivable of $3.1 million, a decrease in inventories of $0.4 million, a decrease in prepaid expenses and other current assets of $0.6 million, a decrease in accrued income taxes of $2.3 million and a decrease in other current liabilities of $4.8 million. The increase in accounts receivable was due to strong sales at the end of the second quarter fiscal 2004. The decrease in inventory was largely due to increased sales and the decrease in prepaid expenses and other current assets was due primarily to receipt of a cash payment related to a divestiture. The decrease in accrued income taxes was due to the payment of taxes related to the sale of Norco and the decrease in other current liabilities of $4.8 million was due mainly to the shipment of the HLU-196 bomb hoists against customer advances and payment of obligations related to divestitures. The number of days that sales were outstanding in accounts receivable increased to 39.2 days at September 28, 2003, from 31.8 days at March 31, 2003. Inventory turnover increased to 1.90 turns from 1.55 turns for fiscal 2003.

CAPITAL EXPENDITURES

Our capital expenditures were $159 thousand for the first six months of fiscal 2004, compared to $437 thousand for the first six months of fiscal 2003. Projects budgeted in fiscal 2004 include refurbishment of the offices and the initial phase of installing a new ERP system.

In fiscal 2004, capital expenditures are expected to be in a range of $1.1 - 1.4 million.

SENIOR CREDIT FACILITY

At September 28, 2003, our New Senior Credit Facility consisted of an $8.0 million asset based revolving credit facility which was established in August 2002 to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on august 5, 2003. The maturity date of this facility is January 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of our assets. We are in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at September 28, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until we retire the notes. We may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. The Company is in compliance with the provisions of the Notes. At September 28, 2003, the principal balance outstanding on the notes amounted to $54.8 million, which included the original principal amount plus the PIK notes. At March 31, 2003 we reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, we reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of fiscal 2004, the Purchaser revoked the put exercise and that portion was reclassified to additional paid in capital in the second quarter of fiscal 2004. In addition, the put right on 171,041 warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these warrants was reclassified from a liability account to additional paid-in capital in the first quarter of fiscal 2004. At September 28, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at September 28, 2003.

We have long-term debt maturities of $0.1 million, $54.9 million and $0.1 million in 2004, 2005 and 2006, respectively.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from selling equity or borrowing money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although currently we have the ability to borrow additional sums under our New Senior Credit Facility, this facility contains a borrowing base provision and financial covenants which may limit the amount we can borrow under our senior credit facility or from other sources. Also, we may not be able to replace or renew the New Senior Credit Facility upon its expiration on terms that are favorable to us. In addition, a number of factors could affect our ability to access debt or equity financing, including our financial strength and credit rating, the financial market's confidence in our management team and financial reporting, general economic conditions, the conditions in the defense and aerospace industries and overall capital market conditions.

The Company was in the process of securing a refinancing of its debt through various financial institutions. As previously reported, representatives of the financial institutions participating in such refinancing have been made aware of the investigation by the United States Attorney, as well as the independent review and audit by the forensic accounting firm. Those financial institutions have advised the Company that the refinancing process would not be completed until after a report of the forensic accounting firm is issued. There can be no assurance as to when the refinancing process will begin again or that such refinancing can be successfully completed on terms and conditions acceptable to the Company.

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

TAX BENEFITS FROM NET OPERATING LOSSES

At September 28, 2003, we had federal and state net operating loss carryforwards, or NOLs, of approximately $50.4 million and $73.9 million, respectively, which are due to expire in 2004 through 2023. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several years:

(DOLLARS IN THOUSANDS)                                                    2008 AND
                            2004        2005        2006        2007     THEREAFTER     TOTAL
                          --------    --------    --------    --------   ----------   --------
      Long-Term Debt      $     79    $ 54,851    $     79    $     --    $     --    $ 55,009
      Operating Leases         128         116         114          61          22         441
                          --------    --------    --------    --------    --------    --------
           Total          $    207    $ 54,967    $    193    $     61    $     22    $ 55,450
                          ========    ========    ========    ========    ========    ========

In addition, we have divested ten businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have no unresolved claims for indemnification with respect to these divested businesses. Additionally, the terms of these divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, all purchase price adjustments have been agreed and paid.

INFLATION

While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

ENVIRONMENTAL MATTERS - During the fourth quarter of fiscal 2000, we presented an environmental cleanup plan for a portion of a site in Pennsylvania which the Company continues to own although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At September 28, 2003, our cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. Our company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on our Company's financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks that primarily consist of changes in interest rates associated with the New Senior Credit Facility. There are no borrowings under the New Senior Credit Facility at September 28, 2003.

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

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company`s management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual stockholders' meeting, held on July 17, 2003, as seven of our directors nominated for reelection were reelected for a term of one year.

      The results of the voting on the election of directors were as follows:

                                   FOR               WITHHELD
      Gideon Argov                 6,024,784         77,962
      Michael J. Berthelot         6,070,412         32,334
      Thomas V. Chema              6,086,934         15,812
      Jan Naylor Cope              6,085,834         16,912
      John H. Dalton               6,087,934         14,812
      William J. Recker            6,024,484         78,262
      Robert L.G. White            6,075,384         27,362

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

(b)   Form 8-K

      On July 23, 2003 the Registrant filed an 8-K which furnished the July 16, 2003 press release announcing its financial results for the first quarter of fiscal year ending March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSTECHNOLOGY CORPORATION
                                         (Registrant)

Dated: November 12, 2003              By: /s/ Joseph F. Spanier
                                          ------------------------------------
                                          Joseph F. Spanier, Vice President
                                          Treasurer and Chief Financial Officer*


 *On behalf of the Registrant and as Principal Financial and Accounting Officer.