Form 10-Q
period 2003-12-28
TRANSTECHNOLOGY CORP
filed 2004-02-10
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 28, 2003

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

                          Yes   [ ]           No  [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                          Yes   [ ]           No  [X]

   As of February 6, 2004, the total number of outstanding shares of registrant's one class of common stock was 6,498,143.

                           TRANSTECHNOLOGY CORPORATION

                                      INDEX

PART I.   Financial Information                                         Page No.

  Item 1.   Financial Statements........................................   2

            Statements of Consolidated Operations--
            Three and Nine Month Periods Ended December 28, 2003
            and December 29, 2002.......................................   3

            Consolidated Balance Sheets--
            December 28, 2003 and March 31, 2003........................   4

            Statements of Consolidated Cash Flows--
            Nine Month Periods Ended December 28, 2003 and
            December 29, 2002...........................................   5

            Notes to Consolidated Financial Statements..................   6-11

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   11-20

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   20

  Item 4.   Controls and Procedures.....................................   20



PART II.  Other Information

  Item 1.   Legal Proceedings...........................................   20


  Item 6.   Exhibits and Reports on Form 8-K............................   20-21

SIGNATURES..............................................................   21

EXHIBIT 31.1............................................................   22

EXHIBIT 31.2............................................................   23

EXHIBIT 32..............................................................   24

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

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended December 28, 2003, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Information provided herein for the nine month period ended December 29, 2002, has been reclassified to give effect to the reporting of the Company's former wholly owned subsidiary, Norco, Inc., as discontinued operations as discussed in
Note 5 to the Financial Statements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                    UNAUDITED
                   (In Thousands of Dollar, Except Share Data)


                                                               THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      -------------------------------------   -------------------------------------
                                                      DECEMBER 28, 2003   DECEMBER 29, 2002   DECEMBER 28, 2003   DECEMBER 29, 2002
                                                      -----------------   -----------------   -----------------   -----------------
Net sales                                             $          16,679   $          15,562   $          49,131   $          41,303
Cost of sales                                                     9,682               8,076              28,029              22,132
                                                      -----------------   -----------------   -----------------   -----------------
Gross profit                                                      6,997               7,486              21,102              19,171

General, administrative
    and selling expenses                                          4,397               4,012              11,699              11,885
Interest expense                                                  2,640               2,418               7,711               6,538
Interest and other (income) expense - net                        (1,112)                151              (1,318)                118
Unrealized gain on warrants                                           -              (1,228)                  -                  (9)
Forbearance fees                                                      -                   -                   -                 764
Corporate office restructuring charge                                 -                 515                   -                 515
                                                      -----------------   -----------------   -----------------   -----------------
Income (loss) from continuing operations
  before income taxes                                             1,072               1,618               3,010                (640)
Provision  for income taxes (benefit)                               408                 181               1,144                (225)
                                                      -----------------   -----------------   -----------------   -----------------
    Income (loss) from continuing operations                        664               1,437               1,866                (415)

Discontinued operations:
    Loss on disposal of discontinued businesses
       (less applicable income tax benefit of
       $1,930 and $3,908 for the three and
       nine month periods ended
       December 29, 2002, respectively)                               -              (3,126)                  -              (7,256)
                                                      -----------------   -----------------   -----------------   -----------------

    Net income (loss)                                 $             664   $          (1,689)  $           1,866   $          (7,671)
                                                      =================   =================   =================   =================

Basic earnings (loss) per share:

    Income (loss) from continuing operations          $            0.10   $            0.23   $            0.28   $           (0.07)
    Loss from discontinued operations                                 -               (0.51)                  -               (1.17)
                                                      -----------------   -----------------   -----------------   -----------------

    Net income (loss)                                 $            0.10   $           (0.28)  $            0.28   $           (1.24)
                                                      =================   =================   =================   =================
Diluted earnings (loss) per share:

    Income (loss) from continuing operations          $            0.10   $            0.23   $            0.28   $           (0.07)
    Loss from discontinued operations                                 -               (0.50)                  -               (1.17)
                                                      -----------------   -----------------   -----------------   -----------------

    Net income (loss)                                 $            0.10   $           (0.27)  $            0.28   $           (1.24)
                                                      =================   =================   =================   =================

Number of shares used in computation
    of per share information: (Note 1)
       Basic                                                  6,669,000           6,199,000           6,655,000           6,196,000
       Diluted                                                6,691,000           6,295,000           6,672,000           6,196,000


See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars, Except Share Data)


                                                                                      (UNAUDITED)
                                                                                   DECEMBER 28, 2003      MARCH 31, 2003
                                                                                   -----------------      --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                     $           1,855      $        7,104
     Accounts receivable (net of allowance for doubtful accounts
        of $75 at December 28, 2003 and $65 at March 31, 2003)                                 7,714               6,701
     Inventories                                                                              18,967              19,683
     Prepaid expenses and other current assets                                                 1,143               1,364
     Income tax receivable                                                                       226                 363
     Deferred income taxes                                                                     1,288               1,289
                                                                                   -----------------      --------------
        Total current assets                                                                  31,193              36,504
                                                                                   -----------------      --------------

Property, plant and equipment                                                                 13,060              12,721
     Less accumulated depreciation                                                            10,697              10,372
                                                                                   -----------------      --------------
        Property, plant and equipment - net                                                    2,363               2,349
                                                                                   -----------------      --------------

Other assets:
     Deferred income taxes                                                                    29,689              30,712
     Other                                                                                    13,309              15,558
                                                                                   -----------------      --------------
        Total other assets                                                                    42,998              46,270
                                                                                   -----------------      --------------
        Total                                                                      $          76,554      $       85,123
                                                                                   =================      ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt                                             $              79      $           79
     Accounts payable - trade                                                                  3,761               4,954
     Accrued compensation                                                                      1,979               2,847
     Accrued income taxes                                                                        216               2,460
     Other current liabilities                                                                 6,397              15,003
                                                                                   -----------------      --------------
        Total current liabilities                                                             12,432              25,343
                                                                                   -----------------      --------------
Long-term debt payable to banks and others                                                    55,717              53,487
                                                                                   -----------------      --------------
Deferred income taxes                                                                          1,597               1,332
                                                                                   -----------------      --------------
Other long-term liabilities                                                                   10,574              11,601
                                                                                   -----------------      --------------
Redeemable common stock                                                                            -               1,283
                                                                                   -----------------      --------------
Stockholders' deficit:
     Preferred stock - authorized, 300,000 shares;  none issued                                    -                   -
     Common stock - authorized, 14,700,000 shares of $.01 par value;
        issued 7,059,107 at December 28, 2003, and 7,018,299 at March 31, 2003                    71                  70
     Additional paid-in capital                                                               76,728              74,283
     Accumulated deficit                                                                     (71,127)            (72,993)
     Unearned compensation                                                                      (198)                (43)
                                                                                   -----------------      --------------
                                                                                               5,474               1,317
     Less treasury stock, at cost - (560,964 shares at December 28,2003
        and March 31, 2003)                                                                   (9,240)             (9,240)
                                                                                   -----------------      --------------
        Total stockholders' deficit                                                           (3,766)             (7,923)
                                                                                   -----------------      --------------
        Total                                                                      $          76,554      $       85,123
                                                                                   =================      ==============


See accompanying notes to unaudited consolidated financial statements.

                                 TRANSTECHNOLOGY CORPORATION

                            STATEMENTS OF CONSOLIDATED CASH FLOWS

                                         (UNAUDITED)

                                  (In Thousands of Dollars)

                                                                                                 NINE MONTHS ENDED
                                                                                      ----------------------------------------
                                                                                      DECEMBER 28, 2003      DECEMBER 29, 2002
                                                                                      -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $           1,866      $          (7,671)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
    Loss from discontinued operations                                                                 -                  7,256
    Depreciation and amortization                                                                 1,696                  1,671
    Net change in assets of discontinued companies                                                    -                  3,807
    Warrant mark to market adjustment                                                                 -                      9
    Noncash interest expense                                                                      2,367                  2,265
    Increase (decrease) in provision for bad debt                                                    10                   (195)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable and other receivables                             (922)                 7,395
      Decrease (increase) in inventories                                                            716                 (1,099)
      Decrease (increase) in deferred taxes net                                                   1,024                 (4,063)
      Decrease (increase) in other assets                                                           214                 (3,188)
      Decrease in accounts payable                                                               (1,193)                (1,141)
      (Decrease) increase in accrued compensation                                                  (868)                   131
      Decrease in income taxes payable                                                           (1,979)                  (449)
      Decrease in other liabilities                                                              (8,869)                  (769)
                                                                                      -----------------      -----------------
   Net cash (used in) provided by operating activities                                           (5,938)                 3,959
                                                                                      -----------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                               (350)                  (501)
Proceeds from sales of businesses                                                                     -                  6,425
Decrease (increase) in notes and other receivables                                                1,000                   (208)
                                                                                      -----------------      -----------------
    Net cash provided by investing activities                                                       650                  5,716
                                                                                      -----------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments on debt                                                                                    -                 (7,567)
Exercise of stock options and other                                                                  39                     (2)
                                                                                      -----------------      -----------------
   Net cash provided by (used in) financing activities                                               39                 (7,569)
                                                                                      -----------------      -----------------
(Decrease) increase in cash and cash equivalents                                                 (5,249)                 2,106
Cash and cash equivalents at beginning of period                                                  7,104                     97
                                                                                      -----------------      -----------------
Cash and cash equivalents at end of period                                            $           1,855      $           2,203
                                                                                      =================      =================
Supplemental information:
  Interest payments                                                                   $           5,271      $          13,409
  Income tax payments                                                                             2,099                    215
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                                              2,230                  2,118
Increase in additional paid in capital from warrant put expiration                                2,184                      -
Noncash charge to equity from classification of warrants as financial derivatives                     -                  4,550


See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION

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

      The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                   Three Months Ended                Nine Months Ended
                             -----------------------------     -----------------------------
                             December 28,     December 29,     December 28,     December 29,
                                 2003             2002             2003             2002
                             ------------     ------------     ------------     ------------
      Basic Earnings
      (Loss) per Common
      Share:

      Weighted-average
      common stock out-
      standing for basic
      earnings (loss)
      per share
      calculation                   6,669            6,199            6,655            6,196
                             ============     ============     ============     ============

      Diluted Earnings
      (Loss) per Common
      Share:

      Weighted-average
      common shares
      outstanding                   6,669            6,199            6,655            6,196

      Stock options and
      warrants*                        22               96               17               --
                             ------------     ------------     ------------     ------------

      Weighted-average
      common stock
      outstanding for
      diluted earnings
      (loss) per share
      calculation                   6,691            6,295            6,672            6,196
                             ============     ============     ============     ============

    * Not including anti-dilutive stock options totaling 158 and 764 for the three and nine month periods ended December 28, 2003, respectively and 265 for the three and nine month periods ended December 29, 2002. Also excluding anti-dilutive warrants totaling 428 for the nine month period ended December 29, 2002.

NOTE 2.     Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended December 28, 2003 and December 29, 2002 is summarized below.


                                    Three Months Ended                  Nine Months Ended
                               -----------------------------      -----------------------------
                               December 28,     December 29,      December 28,     December 29,
                                   2003             2002              2003             2002
                               ------------     ------------      ------------     ------------
Net income (loss)              $        664     $     (1,689)     $      1,866     $     (7,671)

Other comprehensive
income (loss), net of tax:

Foreign currency
translation
adjustment arising
during period                            --               --                --              (86)

Reclassification
adjustment for sale
of investment in
foreign entity                           --               --                --            2,974
                               ------------     ------------      ------------     ------------
Total comprehensive
income (loss)                  $        664     $     (1,689)     $      1,866     $     (4,783)
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

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Proforma information is based on the fair value method under SFAS No. 123.

                                    Three Months Ended                   Nine Months Ended
                               ------------------------------      ------------------------------
                               December 28,      December 29,      December 28,      December 29,
                                   2003              2002              2003              2002
                               ------------      ------------      ------------      ------------
Net income (loss) as
reported                       $        664      $     (1,689)     $      1,866      $     (7,671)

Deduct: Total stock-based
compensation expense
determined under fair
value based method, net of
taxes                                   (47)              (56)             (132)             (168)
                               ------------      ------------      ------------      ------------

Proforma net income (loss)     $        617      $     (1,745)     $      1,734      $     (7,839)
                               ============      ============      ============      ============
Basic earnings (loss) per
share:
    As reported                $       0.10      $      (0.28)     $       0.28      $      (1.24)
    Proforma                   $       0.09      $      (0.28)     $       0.26      $      (1.27)

Diluted earnings (loss)
per share:
    As reported                $       0.10      $      (0.27)     $       0.28      $      (1.24)
    Proforma                   $       0.09      $      (0.28)     $       0.26      $      (1.27)

NOTE 4.     Inventories

      Inventories are summarized as follows:

                               December 28, 2003     March 31, 2003
                               -----------------     --------------
      Finished goods           $               1     $            2

      Work in process                      6,538              6,105

      Purchased and
        manufactured parts                12,428             13,576
                               -----------------     --------------
      Total                    $          18,967     $       19,683
                               =================     ==============

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

Net sales and losses from the discontinued operations for the comparable periods in fiscal 2003 were as follows:


                                   Three Months Ended      Nine Months Ended
                                    December 29, 2002      December 29, 2002
                                   ------------------      -----------------
Net sales                           $           9,370      $          40,852
                                    =================      =================
Loss from discontinued
operations before income taxes      $          (5,056)     $         (11,164)

Income tax benefits                             1,930                  3,908
                                    -----------------      -----------------
Loss from discontinued
operations                          $          (3,126)     $          (7,256)
                                    =================      =================

The $7.3 million loss from discontinued operations for the nine months ended December 29, 2002 included actual operating income of $6.3 million from discontinued operations, allocated interest expense of $5.3 million, a $7.4 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, and a tax benefit of $3.9 million.

NOTE 6.     Long-Term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                         December 28,     March 31,
                                             2003            2003
                                         ------------     ---------
    Senior Subordinated Notes 18.75%     $     55,559     $  53,329

    Other                                         237           237
                                         ------------     ---------
                                               55,796        53,566
    Less current maturities                        79            79
                                         ------------     ---------

    Total long-term debt                 $     55,717     $  53,487
                                         ============     =========

SENIOR CREDIT FACILITY

At December 28, 2003, the Company had a senior credit facility consisting of an $8.0 million asset based revolving credit facility which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004. The maturity date of this facility, as amended, is July 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of the Company's assets. The Company is in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at December 28, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until the notes are retired. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. The Company is in compliance with the provisions of the Notes. At December 28, 2003, the principal balance outstanding on the notes amounted to $55.6 million, which included the original principal amount plus the PIK notes. At March 31, 2003, the Company reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of fiscal 2004, the Purchaser in question revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of fiscal 2004. At December 28, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at December 28, 2003.

The Company has long-term debt maturities of $0.1 million, $0.1 million and $55.6 million in fiscal 2004, 2005 and 2006, respectively.

NOTE 7.     New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

NOTE 8.     Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to the Company's overhaul and repair operations. The Company has to date cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent process review and evaluation of the overhaul and repair operations of the Company's Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent process review and evaluation with the United States Attorney's office. The final part to the follow-on report issued by The Bradlau Group in January 2004 is in process as of the date of this filing. The investigation has had no impact, and the Company does not expect an impact, on its ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney's investigation is continuing and the Company has not been made aware of any specific violations resulting from that investigation.

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

Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our specialty aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $51.0 million, subject to post-closing adjustments. This transaction completed our divestiture program. As a result, our discontinued operations for the three and nine month periods ended December 29, 2002 includes Norco and all of the operations related to our Specialty Fastener segment, including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. Of the operations included in discontinued operations prior to fiscal 2003, only the operations of TransTechnology Engineered Rings USA, Inc., TransTechnology (GB) Limited, TransTechnology Brasil Ltda., Aerospace Rivet Manufacturers Corporation, TCR Corporation and Norco, Inc. were carried into fiscal 2003.

All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern business. We discuss our discontinued operations separately under the heading "--Divestitures and Discontinued Operations."

All references to fiscal 2004 in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2004, and all references to fiscal 2003, 2002, and 2001 refer to the fiscal years ended March 31.

As previously reported, we are subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. We have to date cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of our Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney's office. The final part to the follow-on report issued by The
Bradlau Group in January 2004 is in process as of the date of this filing. Once our independent accountants have had a chance to review and evaluate materials compiled or reviewed by The Bradlau Group in the preparation of their reports as well as other information in connection with the investigation, we expect that they will be able to complete their review of this Form 10-Q as well as their review of the Form 10-Q for the period ended September 28, 2003. The investigation has had no impact, and we do not expect an impact, on our ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney's investigation is continuing and we have not been made aware of any specific violations resulting from that investigation.

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

On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings USA, Inc., to a newly formed affiliate of SeaView Capital LLC for $2.9 million in cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On July 16, 2002, we completed the recapitalization of our TransTechnology (GB) Limited subsidiary, now known as Cirteq Limited, by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). We also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England.

On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $742,000, of which $325,000 was paid in cash and the balance in installment payments. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, to a newly formed affiliate of MidMark Capital LLC for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our New Senior Credit Facility.

On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt under the Notes.

On November 21, 2003, we sold our remaining 19% interest in Cirteq Limited back to Cirteq Limited for $100,000 and collected $1.6 million of the $2.0 million outstanding principal of the loan to Cirteq Limited. We collected the balance of the principal owed under the loan from Cirteq Limited on December 22, 2003.

For the first nine months of fiscal 2003 the $7.3 million loss from discontinued operations included actual operating income of $6.3 million from discontinued operations, allocated interest expense of $5.3 million, a $7.4 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, and a tax benefit of $3.9 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 28, 2003 COMPARED WITH THREE MONTHS ENDED DECEMBER 29, 2002

Net sales. Our net sales increased to $16.7 million for the third quarter of fiscal 2004, a 7% increase over sales of $15.6 million for the third quarter of fiscal 2003. This increase in sales is the result of higher shipments of hoists and winches.

Gross profit. Gross profit decreased 7% to $7.0 million for the third quarter of fiscal 2004 from $7.5 million for the third quarter of fiscal 2003. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of new equipment sales due to the timing of shipments to meet customer demands, we recorded gross margins for the third quarter of fiscal 2004 which are more in line with our long-term targeted gross margin. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses increased 10% to $4.4 million in the third quarter of fiscal 2004 from $4.0 million in the third quarter of fiscal 2003. This increase was primarily due to approximately $0.7 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operations which offset a $0.2 million reduction in corporate office expenses during fiscal 2004 which were mostly due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001.

Operating income. Operating income (gross profit less general, administrative and selling expenses) decreased 25% to $2.6 million in the third quarter of fiscal 2004 from $3.5 million in the third quarter of fiscal 2003. This decrease was mainly due to the change in the mix of products sold as well as additional general, administrative and selling expenses as mentioned above.

Interest expense. Interest expense increased $0.2 million to $2.6 million in the third quarter of fiscal 2004 from $2.4 million in the third quarter of fiscal 2003, as a result of the allocation formula we are required to use under Generally Accepted Accounting Principles (GAAP) to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the third quarter of fiscal 2004 decreased $1.7 million to $2.6 million from $4.3 million for the third quarter of fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

Other income. Interest and other income for the third quarter of fiscal 2004 includes a gain of $0.9 million relating to the sale of our remaining 19% interest in Cirteq Limited and the collection of an intercompany note from Cirteq Limited.

Net income. We earned net income of $0.7 million in the third quarter of fiscal 2004, versus a loss of $1.7 million in the third quarter of fiscal 2003, which primarily resulted from the reasons discussed above.

New orders. New orders received in the third quarter of fiscal 2004 totaled $14.0 million, which represents a 31% decrease from new orders of $20.4 million in the third quarter of fiscal 2003.

Backlog. Backlog at December 28, 2003 was $41.1 million, down $5.1 million from $46.2 million at March 31, 2003. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book-to-bill ratio for the third quarter of fiscal 2004 was 0.84, compared to 1.31 for the third quarter of fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

NINE MONTHS ENDED DECEMBER 28, 2003 COMPARED WITH NINE MONTHS ENDED DECEMBER 29, 2002

Net sales. Our net sales increased to $49.1 million for the first nine months of fiscal 2004, a 19% increase over sales of $41.3 million for the first nine months of fiscal 2003. This increase in sales is the result of higher shipments of hoists and weapons handling equipment for military agencies.

Gross profit. Gross profit increased 10% to $21.1 million for the first nine months of fiscal 2004 from $19.2 million for the first nine months of fiscal 2003. The increase in gross profit is due to the increase in sales. The gross margin for the first nine months of fiscal 2004 at 43% was down from the prior period's margin of 46% due mainly to a significant amount of HLU-196 bomb hoists, which carry a lower gross margin than other new equipment, being shipped in fiscal 2004, the effect of which was compounded by a higher amount of spare parts in fiscal 2003 which generally carry higher gross margins than new equipment. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

General, administrative and selling expenses. General, administrative and selling expenses decreased 2% to $11.7 million in the first nine months of fiscal 2004 from $11.9 million in the first nine months of fiscal 2003. This decrease was mainly due to lower corporate office expenses during fiscal 2004 which were primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001 offset by approximately $0.7 million of legal and other costs associated with the above-noted investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operations.

Operating income. Operating income (gross profit less general, administrative and selling expenses) increased 29% to $9.4 million in the first nine months of fiscal 2004 from $7.3 million in the first nine months of fiscal 2003. This increase mainly was due to a higher sales volume, the benefit of spreading fixed costs over a larger sales volume, and the reduction in corporate office expenses.

Interest expense. Interest expense increased $1.2 million to $7.7 million in the first nine months of fiscal 2004 from $6.5 million in the first nine months of fiscal 2003, as a result of the allocation formula we are required to use under GAAP to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for the first nine months of fiscal 2004 decreased $4.1 million to $7.7 million from $11.8 million for the first nine months of fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

Other income. Interest and other income for the nine months of fiscal 2004 includes a gain of $0.9 million relating to the sales of our remaining 19% interest in Cirteq Limited and the collection of an intercompany note from Cirteq Limited.

Net income. We earned net income of $1.9 million in the first nine months of fiscal 2004, versus a loss of $7.7 million in the first nine months of fiscal 2003, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first nine months of fiscal 2004 totaled $44.1 million, as compared to the new orders of $50.2 million in the first nine months of fiscal 2003.

Backlog. Backlog at December 28, 2003 was $41.1 million, down $5.1 million from $46.2 million at March 31, 2003. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book-to-bill ratio for the first nine months of fiscal 2004 was 0.90, compared to 1.22 for the first nine months of fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

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

Our restructuring and divestiture program has had a substantial impact upon our financial condition through December 28, 2003, as we reduced debt with the proceeds of the divestitures and lowered costs as a result of the corporate office restructuring. At December 28, 2003, there was no indebtedness outstanding under our New Senior Credit Facility.

As previously reported, the New York Stock Exchange (NYSE) notified us that the company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We submitted to the NYSE a plan to return to compliance with the listing standards, and announced on July 7, 2003 that the NYSE has accepted the company's proposed plan. The Company periodically updates the NYSE on developments with respect to the plan.

WORKING CAPITAL

Our working capital at December 28, 2003, was $18.8 million, compared to $11.2 million at March 31, 2003. The ratio of current assets to current liabilities was 2.5 to 1.0 at December 28, 2003, compared to 1.4 to 1.0 at March 31, 2003.

Working capital changes during the first nine months of fiscal 2004, resulted from a decrease in cash of $5.2 million, an increase in accounts receivable of $1.0 million, a decrease in inventories of $0.7 million, a decrease in prepaid expenses and other current assets of $0.2 million, a decrease in accrued income taxes of $2.2 million and a decrease in other current liabilities of $10.7 million. The increase in accounts receivable was due to strong sales at the end of the third quarter fiscal 2004. The decrease in inventory was largely due to increased sales and the decrease in prepaid expenses and other current assets was due primarily to receipt of a cash payment related to a divestiture. The decrease in accrued income taxes was due to the payment of state income taxes related to the sale of Norco and the decrease in other current liabilities was due mainly to the shipment of the HLU-196 bomb hoists against customer advances and payment of obligations related to divestitures. The number of days that sales were outstanding in accounts receivable decreased to 30.6 days at December 28, 2003, from 31.8 days at March 31, 2003. Inventory turnover increased to 2.0 turns from 1.55 turns for fiscal 2003.

CAPITAL EXPENDITURES

Our capital expenditures were $350 thousand for the first nine months of fiscal 2004, compared to $501 thousand for the first nine months of fiscal 2003. Projects budgeted in fiscal 2004 include refurbishment of the offices and the initial phase of installing a new ERP system.

In fiscal 2004, capital expenditures are expected to be in a range of $0.6-0.9 million.

SENIOR CREDIT FACILITY

At December 28, 2003, our New Senior Credit Facility consisted of an $8.0 million asset based revolving credit facility which was established in August 2002 to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and January 30, 2004. The maturity date of this facility, as amended, is July 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of our assets. We are in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at December 28, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until we retire the notes. We may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. We are in compliance with the provisions of the Notes. At December 28, 2003, the principal balance outstanding on the notes amounted to $55.6 million, which included the original principal amount plus the PIK notes.

At March 31, 2003, we reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, we reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of fiscal 2004, the Purchaser in question revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of fiscal 2004. At December 28, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at December 28, 2003.

We have long-term debt maturities of $0.1 million, $0.1 million and $55.6 million in fiscal 2004, 2005 and 2006, respectively.

Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from selling equity or borrowing money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although currently we have the ability to borrow additional sums under our New Senior Credit Facility, this facility contains a borrowing base provision and financial covenants which may limit the amount we can borrow under our senior credit facility or from other sources. Also, we may not be able to replace or renew the New Senior Credit Facility upon its expiration on terms that are favorable to us. In addition, a number of factors could affect our ability to access debt or equity financing, including our financial strength and credit rating, results of audits and inquires into our business practices, the financial market's confidence in our management team and financial reporting, general economic conditions, the conditions in the defense and aerospace industries and overall capital market conditions.

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

TAX BENEFITS FROM NET OPERATING LOSSES

At December 28, 2003, we had federal and state net operating loss carryforwards, or NOLs, of approximately $49.3 million and $73.9 million, respectively, which are due to expire in fiscal 2004 through fiscal 2023. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under Section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We do not believe that we have gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

(DOLLARS IN THOUSANDS)                                    2008 AND
                     2004     2005       2006     2007   THEREAFTER   TOTAL
                     ----     ----     -------    ----   ----------  -------
Long-Term Debt       $ 79     $ 79     $55,638    $  -      $  -     $55,796
Operating Leases       71      116         114      61        22         384
                     ----     ----     -------    ----      ----     -------
     Total           $150     $195     $55,752    $ 61      $ 22     $56,180
                     ====     ====     =======    ====      ====     =======

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

ENVIRONMENTAL MATTERS - During the fourth quarter of fiscal 2000, we presented an environmental cleanup plan for a portion of a site in Pennsylvania which the Company continues to own although the related business has been sold. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999 and was conditionally approved by PaDEP in November 2003. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the environmental response costs associated with another portion of the site. At December 28, 2003, our cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. Our company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on our Company's financial position or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks that primarily consist of changes in interest rates associated with the New Senior Credit Facility. There are no borrowings under the New Senior Credit Facility at December 28, 2003.

ITEM 4.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, our Chief Executive Office and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)   Exhibits

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

(b)   Form 8-K

      On October 9, 2003 the Registrant filed an 8-K which furnished the October 3, 2003 press release announcing the engagement of the Bradlau Group of Morristown, NJ relative to the investigation of the Registrant's overhaul and repairs operations by the Newark, NJ office of the United States Attorney.

      On October 16, 2003 the Registrant filed an 8-K which furnished the October 15, 2003 press release announcing its financial results for the second quarter of fiscal year ending March 31, 2004.

      On November 20, 2003 the Registrant filed an 8-K which furnished the November 19, 2003 press release announcing the preliminary results of internal review of overhaul and repair operations by The Bradlau Group of Morristown, NJ, relative to an investigation of these operations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TRANSTECHNOLOGY CORPORATION
                                         (Registrant)

Dated:  February 10, 2004            By:  /s/ Joseph F. Spanier
                                          -------------------------------------
                                          Joseph F. Spanier, Vice President
                                          Treasurer and Chief Financial Officer*

*On behalf of the Registrant and as Principal Financial and Accounting Officer.