Form 10-Q/A
period 2003-09-28
TRANSTECHNOLOGY CORP
filed 2004-06-24
CIK 99359

FORM 10-Q/A-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-7872

TRANSTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 700 Liberty Avenue Union, New Jersey (Address of principal executive offices)	95-4062211 (I.R.S. employer identification no.) 07083 (Zip Code)

Registrant’s telephone number, including area code: (908) 688-2440

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

          As of November 10, 2003, the total number of outstanding shares of registrant’s one class of common stock was 6,498,143.

TRANSTECHNOLOGY CORPORATION

FORM 10-Q/A-1

          The following items of the Form 10-Q for the quarterly period ended September 28, 2003, previously filed by the registrant on November 12, 2003, are hereby amended and supplemented as follows:

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

Exhibit	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statements of Consolidated Operations for the period ended September 28, 2003, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2003.

Information provided herein for the three and six month periods ended September 29, 2002, has been reclassified to give effect to the reporting of the Company’s former wholly-owned subsidiary, Norco, Inc., as discontinued operations as discussed in Note 5 to the Financial Statements.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

STATEMENTS OF CONSOLIDATED OPERATIONS
UNAUDITED
(In Thousands of Dollars, Except Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 28, 2003	SEPTEMBER 29, 2002	SEPTEMBER 28, 2003	SEPTEMBER 29, 2002
Net sales	$16,333	$11,854	$32,452	$25,741
Cost of sales	9,575	6,380	18,347	14,056

Gross profit	6,758	5,474	14,105	11,685
General, administrative and selling expenses	3,531	4,266	7,302	7,868
Interest expense	2,568	2,004	5,071	4,120
Interest and other (income) expense — net	(159)	10	(206)	(27)
Unrealized loss on warrants	—	1,219	—	1,219
Forbearance fees	—	—	—	764

Income (loss) from continuing operations before income taxes	818	(2,025)	1,938	(2,259)
Provision for income taxes (benefit)	310	(315)	736	(406)

Income (loss) from continuing operations	508	(1,710)	1,202	(1,853)
Discontinued operations:
Loss on disposal of discontinued businesses (less applicable income tax benefit of $1,587 and $1,975 for the three and six month periods ended September 29, 2002, respectively)	—	(3,523)	—	(4,130)

Net income (loss)	$508	$(5,233)	$1,202	$(5,983)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.28)	$0.18	$(0.30)
Loss from discontinued operations	—	(0.57)	—	(0.67)

Net income (loss)	$0.08	$(0.85)	$0.18	$(0.97)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.28)	$0.18	$(0.30)
Loss from discontinued operations	—	(0.57)	—	(0.67)

Net income (loss)	$0.08	$(0.85)	$0.18	$(0.97)

Number of shares used in computation of per share information: (Note 1)
Basic	6,647,000	6,197,000	6,647,000	6,194,000
Diluted	6,676,000	6,197,000	6,662,000	6,194,000

See accompanying notes to unaudited consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(UNAUDITED)
	SEPTEMBER 28, 2003	MARCH 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$757	$7,104
Accounts receivable (net of allowance for doubtful accounts of $71 at September 28, 2003 and $65 at March 31, 2003)	9,777	6,701
Inventories	19,332	19,683
Prepaid expenses and other current assets	898	1,364
Income tax receivable	226	363
Deferred income taxes	1,289	1,289

Total current assets	32,279	36,504

Property, plant and equipment	12,869	12,721
Less accumulated depreciation	10,583	10,372

Property, plant and equipment — net	2,286	2,349

Other assets:
Deferred income taxes	30,053	30,712
Other	14,848	15,558

Total other assets	44,901	46,270

Total	$79,466	$85,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$79	$79
Accounts payable — trade	4,628	4,954
Accrued compensation	1,813	2,847
Accrued income taxes	174	2,460
Other current liabilities	10,219	15,003

Total current liabilities	16,913	25,343

Long-term debt payable to banks and others	54,930	53,487

Deferred income taxes	1,598	1,332

Other long-term liabilities	10,478	11,601

Redeemable common stock	—	1,283

Stockholders’ deficit:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 7,059,107 at September 28, 2003, and 7,018,299 at March 31, 2003	71	70
Additional paid-in capital	76,728	74,283
Accumulated deficit	(71,791)	(72,993)
Unearned compensation	(221)	(43)

	4,787	1,317
Less treasury stock, at cost — (560,964 shares at September 28, 2003 and March 31, 2003)	(9,240)	(9,240)

Total stockholders’ deficit	(4,453)	(7,923)

Total	$79,466	$85,123

See accompanying notes to unaudited consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	SIX MONTHS ENDED
	SEPTEMBER 28, 2003	SEPTEMBER 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,202	$(5,983)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	—	4,130
Depreciation and amortization	1,009	873
Net change in assets of discontinued companies	—	753
Warrant mark to market adjustment	—	1,219
Noncash interest expense	1,537	1,358
Increase (decrease) in provision for bad debt	6	(198)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(2,938)	7,032
Decrease (increase) in inventories	351	(1,270)
Decrease (increase) in deferred taxes net	659	(2,509)
Decrease (increase) in other assets	428	(4,153)
(Decrease) increase in accounts payable	(326)	110
Decrease in accrued compensation	(1,034)	(462)
Decrease in income taxes payable	(2,020)	(449)
Decrease in other liabilities	(5,100)	(580)

Net cash used in operating activities	(6,226)	(129)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(159)	(437)
Proceeds from sales of businesses	—	6,425
Decrease in notes and other receivables	—	(223)

Net cash (used in) provided by investing activities	(159)	5,765

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on debt, net	—	(4,414)
Exercise of stock options and other	38	(95)

Net cash provided by (used in) financing activities	38	(4,509)

(Decrease) increase in cash and cash equivalents	(6,347)	1,127
Cash and cash equivalents at beginning of period	7,104	97

Cash and cash equivalents at end of period	$757	$1,224

Supplemental information:
Interest payments	$3,480	$10,283
Income tax payments	$2,098	$188
Increase in senior subordinated note for paid-in-kind interest expense	$1,443	$1,263
Increase in additional paid-in capital from warrant put expiration	$2,184	$—
Noncash charge to equity from classification of warrants as financial derivatives	$—	$4,550

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
Basic Earnings (Loss) per Common Share:
Weighted-average common stock out- standing for basic earnings (loss) per share calculation	6,647	6,197	6,647	6,194

Diluted Earnings (Loss) per Common Share:
Weighted-average common shares outstanding	6,647	6,197	6,647	6,194
Stock options and warrants*	29	—	15	—

Weighted-average common stock outstanding for diluted earnings (loss) per share calculation	6,676	6,197	6,662	6,194

*	Not including anti-dilutive stock options totaling 194 and 606 for the three and six month periods ended September 28, 2003, respectively, and 53 and 135 for the three and six month periods ended September 29, 2002, respectively. Also excluding anti-dilutive warrants totaling 428 for the three and six month periods ended September 29, 2002.

NOTE 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six month periods ended September 28, 2003 and September 29, 2002 is summarized below.

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
Net income (loss)	$508	$(5,235)	$1,202	$(5,983)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment arising during period	—	77	—	(86)
Reclassification adjustment for sale of investment in foreign entity	—	3,306	—	3,306

Total comprehensive income (loss)	$508	$(1,852)	$1,202	$(2,763)

NOTE 3. Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure. Proforma information is based on the fair value method under SFAS No. 123.

	Three Months Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2003	2002	2003	2002
Net income (loss) as reported	$508	$(5,235)	$1,202	$(5,983)
Deduct: Total stock-based compensation expense determined under fair value based method, net of taxes	(47)	(56)	(86)	(112)

Proforma net income (loss)	$461	$(5,291)	$1,116	$(6,095)

Basic earnings (loss) per share:
As reported	$0.08	$(0.85)	$0.18	$(0.97)
Proforma	$0.07	$(0.85)	$0.17	$(0.98)
Diluted earnings (loss) per share:
As reported	$0.08	$(0.85)	$0.18	$(0.97)
Proforma	$0.07	$(0.85)	$0.17	$(0.98)

NOTE 4. Inventories

Inventories are summarized as follows:

	September 28, 2003	March 31, 2003
Finished goods	$1	$2
Work in process	5,822	6,105
Purchased and manufactured parts	13,509	13,576

Total	$19,332	$19,683

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

Net sales and losses from the discontinued operations for the comparable periods in fiscal 2003 were as follows:

	Three Months	Six Months
	Ended	Ended
	September 29, 2002	September 29, 2002
Net sales	$11,876	$31,482

Loss from discontinued operations before income taxes	(5,110)	(6,105)
Income tax benefits	1,587	1,975

Loss from discontinued operations	$(3,523)	$(4,130)

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

NOTE 6. Long-Term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

	September 29,	March 31,
	2003	2003
Senior Subordinated Notes 18.5%	$54,772	$53,329
Other	237	237

	55,009	53,566
Less current maturities	79	79

Total long-term debt	$54,930	$53,487

SENIOR CREDIT FACILITY

At September 28, 2003, the Company had a senior credit facility consisting of an $8.0 million asset based revolving credit facility which was established in August 2002 (the “New Senior Credit Facility”) to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003. The maturity date of this facility is January 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of the Company’s assets. The Company is in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at September 28, 2003.

SENIOR SUBORDINATED NOTES

On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”) to a group of institutional investors (collectively, the “Purchasers”). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in “payment-in-kind” (“PIK”) promissory notes. The PIK portion of the interest rate increases 0.25% each quarter until we retire the notes. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. The Company is in compliance with the provisions of the Notes. At September 28, 2003, the principal balance outstanding on the notes amounted to $54.8 million, which included the original principal amount plus the PIK notes. At March 31, 2003, the Company reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of fiscal 2004, the Purchaser in question revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of fiscal 2004. At September 28, 2003, there were 171,041 Warrants outstanding which are each convertible into common stock at the price $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at September 28, 2003.

The Company has long-term debt maturities of $0.1 million, $54.9 million and $0.1 million in 2004, 2005 and 2006, respectively.

NOTE 7. New Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”) which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

NOTE 8. Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to the Company’s overhaul and repair operations. The Company has to date and will continue to cooperate fully with the government’s investigation. In addition, the Board of Directors has retained a fact finding and forensic accounting firm, The Bradlau Group, Morristown, New Jersey, to perform an independent process review and evaluation of the overhaul and repair operations the Company’s Breeze-Eastern business. The Board of Directors has indicated that it intends to share the findings of this independent process review and evaluation with the United States Attorney’s office. The findings of The Bradlau Group were not complete as of the date of this filing. The investigation has had no impact, and the Company does not expect an impact, on its ability to manufacture and ship products and meet customer delivery schedules. As of this date, the US Attorney’s investigation is continuing and the Company has not been made aware of any specific violations resulting from that investigation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSTECHNOLOGY CORPORATION (Registrant)
Dated: June 21, 2004	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Vice President
Treasurer and Chief Financial Officer*

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.