Form 10-Q/A
period 2003-12-28
TRANSTECHNOLOGY CORP
filed 2004-06-24
CIK 99359

FORM 10-Q/A-1

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-7872

TRANSTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

700 Liberty Avenue Union, New Jersey	07083 (Zip Code)
(Address of principal executive offices)

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

Yes       No   X

     As of February 6, 2004, the total number of outstanding shares of registrant’s one class of common stock was 6,498,143.

TRANSTECHNOLOGY CORPORATION

FORM 10-Q/A-1

     The following items of the Form 10-Q for the quarterly period ended December 28, 2003, previously filed by the registrant on February 10, 2004, are hereby amended and supplemented as follows:

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

Information provided herein for the nine month period ended December 29, 2002, has been reclassified to give effect to the reporting of the Company’s former wholly owned subsidiary, Norco, Inc., as discontinued operations as discussed in Note 5 to the Financial Statements.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

TRANSTECHNOLOGY CORPORATION

STATEMENTS OF CONSOLIDATED OPERATIONS
UNAUDITED
(In Thousands of Dollars, Except Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 28, 2003	DECEMBER 29, 2002	DECEMBER 28, 2003	DECEMBER 29,2002
Net sales	$16,679	$15,562	$49,131	$41,303
Cost of sales	9,682	8,076	28,029	22,132

Gross profit	6,997	7,486	21,102	19,171
General, administrative and selling expenses	4,397	4,012	11,699	11,885
Interest expense	2,640	2,418	7,711	6,538
Interest and other (income) expense — net	(1,112)	151	(1,318)	118
Unrealized gain on warrants	—	(1,228)	—	(9)
Forbearance fees	—	—	—	764
Corporate office restructuring charge	—	515	—	515

Income (loss) from continuing operations before income taxes	1,072	1,618	3,010	(640)
Provision for income taxes (benefit)	408	181	1,144	(225)

Income (loss) from continuing operations	664	1,437	1,866	(415)
Discontinued operations:
Loss on disposal of discontinued businesses (less applicable income tax benefit of $1,930 and $3,908 for the three and nine month periods ended December 29, 2002, respectively)	—	(3,126)	—	(7,256)

Net income (loss)	$664	$(1,689)	$1,866	$(7,671)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.23	$0.28	$(0.07)
Loss from discontinued operations	—	(0.51)	—	(1.17)

Net income (loss)	$0.10	$(0.28)	$0.28	$(1.24)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.10	$0.23	$0.28	$(0.07)
Loss from discontinued operations	—	(0.50)	—	(1.17)

Net income (loss)	$0.10	$(0.27)	$0.28	$(1.24)

Number of shares used in computation of per share information: (Note 1)
Basic	6,669,000	6,199,000	6,655,000	6,196,000
Diluted	6,691,000	6,295,000	6,672,000	6,196,000

See accompanying notes to unaudited consolidated financial statements.

TRANSTECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(UNAUDITED)
	DECEMBER 28, 2003	MARCH 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$1,855	$7,104
Accounts receivable (net of allowance for doubtful accounts of $75 at December 28, 2003 and $65 at March 31, 2003)	7,714	6,701
Inventories	18,967	19,683
Prepaid expenses and other current assets	1,143	1,364
Income tax receivable	226	363
Deferred income taxes	1,288	1,289

Total current assets	31,193	36,504

Property, plant and equipment	13,060	12,721
Less accumulated depreciation	10,697	10,372

Property, plant and equipment — net	2,363	2,349

Other assets:
Deferred income taxes	29,689	30,712
Other	13,309	15,558

Total other assets	42,998	46,270

Total	$76,554	$85,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$79	$79
Accounts payable — trade	3,761	4,954
Accrued compensation	1,979	2,847
Accrued income taxes	216	2,460
Other current liabilities	6,397	15,003

Total current liabilities	12,432	25,343

Long-term debt payable to banks and others	55,717	53,487

Deferred income taxes	1,597	1,332

Other long-term liabilities	10,574	11,601

Redeemable common stock	—	1,283

Stockholders’ deficit:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 7,059,107 at December 28, 2003, and 7,018,299 at March 31, 2003	71	70
Additional paid-in capital	76,728	74,283
Accumulated deficit	(71,127)	(72,993)
Unearned compensation	(198)	(43)

	5,474	1,317
Less treasury stock, at cost — (560,964 shares at December 28,2003 and March 31, 2003)	(9,240)	(9,240)

Total stockholders’ deficit	(3,766)	(7,923)

Total	$76,554	$85,123

See accompanying notes to unaudited consolidated financial statements.

TRANSTECHNOLOGY CORPORATION

STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	NINE MONTHS ENDED
	DECEMBER 28, 2003	DECEMBER 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,866	$(7,671)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from discontinued operations	—	7,256
Depreciation and amortization	1,696	1,671
Net change in assets of discontinued companies	—	3,807
Warrant mark to market adjustment	—	9
Noncash interest expense	2,367	2,265
Increase (decrease) in provision for bad debt	10	(195)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(922)	7,395
Decrease (increase) in inventories	716	(1,099)
Decrease (increase) in deferred taxes net	1,024	(4,063)
Decrease (increase) in other assets	214	(3,188)
Decrease in accounts payable	(1,193)	(1,141)
(Decrease) increase in accrued compensation	(868)	131
Decrease in income taxes payable	(1,979)	(449)
Decrease in other liabilities	(8,869)	(769)

Net cash (used in) provided by operating activities	(5,938)	3,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(350)	(501)
Proceeds from sales of businesses	—	6,425
Decrease (increase) in notes and other receivables	1,000	(208)

Net cash provided by investing activities	650	5,716

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on debt	—	(7,567)
Exercise of stock options and other	39	(2)

Net cash provided by (used in) financing activities	39	(7,569)

(Decrease) increase in cash and cash equivalents	(5,249)	2,106
Cash and cash equivalents at beginning of period	7,104	97

Cash and cash equivalents at end of period	$1,855	$2,203

Supplemental information:
Interest payments	$5,271	$13,409
Income tax payments	2,099	215
Increase in senior subordinated note for paid-in-kind interest expense	2,230	2,118
Increase in additional paid in capital from warrant put expiration	2,184	—
Noncash charge to equity from classification of warrants as financial derivatives	—	4,550

See accompanying notes to unaudited consolidated financial statements.

TRANSTECHNOLOGY CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands)

NOTE 1. Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss)by the weighted-average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants.

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002
Basic Earnings (Loss) per Common Share:
Weighted-average common stock out- standing for basic earnings (loss) per share calculation	6,669	6,199	6,655	6,196

Diluted Earnings (Loss) per Common Share:
Weighted-average common shares outstanding	6,669	6,199	6,655	6,196
Stock options and warrants*	22	96	17	—

Weighted-average common stock outstanding for diluted earnings (loss) per share calculation	6,691	6,295	6,672	6,196

*	Not including anti-dilutive stock options totaling 158 and 764 for the three and nine month periods ended December 28, 2003, respectively, and 265 for the three and nine month periods ended December 29, 2002. Also excluding anti-dilutive warrants totaling 428 for the nine month period ended December 29, 2002.

NOTE 2. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended December 28, 2003 and December 29, 2002 is summarized below.

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002
Net income (loss)	$664	$(1,689)	$1,866	$(7,671)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment arising during period	—	—	—	(86)
Reclassification adjustment for sale of investment in foreign entity	—	—	—	2,974

Total comprehensive income (loss)	$664	$(1,689)	$1,866	$(4,783)

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

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Proforma information is based on the fair value method under SFAS No. 123.

	Three Months Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2003	2002	2003	2002
Net income (loss) as reported	$664	$(1,689)	$1,866	$(7,671)
Deduct: Total stock-based compensation expense determined under fair value based method, net of taxes	(47)	(56)	(132)	(168)

Proforma net income (loss)	$617	$(1,745)	$1,734	$(7,839)

Basic earnings (loss) per share:
As reported	$0.10	$(0.28)	$0.28	$(1.24)
Proforma	$0.09	$(0.28)	$0.26	$(1.27)
Diluted earnings (loss) per share:
As reported	$0.10	$(0.27)	$0.28	$(1.24)
Proforma	$0.09	$(0.28)	$0.26	$(1.27)

NOTE 4. Inventories

Inventories are summarized as follows:

	December 28, 2003	March 31, 2003
Finished goods	$1	$2
Work in process	6,538	6,105
Purchased and manufactured parts	12,428	13,576

Total	$18,967	$19,683

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

Net sales and losses from the discontinued operations for the comparable periods in fiscal 2003 were as follows:

	Three Months Ended	Nine Months Ended
	December 29, 2002	December 29, 2002
Net sales	$9,370	$40,852

Loss from discontinued operations before income taxes	$(5,056)	$(11,164)
Income tax benefits	1,930	3,908

Loss from discontinued operations	$(3,126)	$(7,256)

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

NOTE 6. Long-Term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

	December 28,	March 31,
	2003	2003
Senior Subordinated Notes 18.75%	$55,559	$53,329
Other	237	237

	55,796	53,566
Less current maturities	79	79

Total long-term debt	$55,717	$53,487

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

NOTE 7. New Accounting Standards

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements and expects that the adoption of this statement will not have a material effect on the Company’s financial position or results of operations.

NOTE 8. Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to the Company’s overhaul and repair operations. The Company has to date cooperated fully and will continue to cooperate fully with the government’s investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent process review and evaluation of the overhaul and repair operations of the Company’s Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent process review and evaluation with the United States Attorney’s office. The final part to the follow-on report issued by The Bradlau Group in January 2004 is in process as of the date of this filing. The investigation has had no impact, and the Company does not expect an impact, on its ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney’s investigation is continuing and the Company has not been made aware of any specific violations resulting from that investigation.

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