Form 10-K
period 2004-03-31
TRANSTECHNOLOGY CORP
filed 2004-06-24
CIK 99359

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended March 31, 2004

[ ] OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from ___________ to ____________

                          Commission file number 1-7872

                                ----------------

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

                                  Yes [ ] No [X]

      As of June 18, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the New York Stock Exchange on such date was $42,201,635. (See Item 12)

      As of June 18, 2004, the registrant had 6,498,143 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

                                     PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

      Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company's business is included herein under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers of this Report are encouraged to read these cautionary statements carefully.

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

DISCONTINUED OPERATIONS AND RESTRUCTURING

      On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units, excluding ARM for 2002, have previously been classified as the "Specialty Fasteners Segment." The Company has reclassified these business units as discontinued operations for all periods presented.

      A portion of the Company's interest expense for 2003 and 2002 has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $6.3 million and $20.1 million in 2003 and 2002, respectively. Income taxes have been allocated to discontinued operations in 2003 and 2002 based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

      On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. In a related transaction, the Company sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million which the Company may, under certain circumstances, be required to repurchase for $1.0 million in fiscal 2006. Proceeds from the sales were used to repay borrowings outstanding under the Company's then current Credit Facility (the "Fleet Credit Facility").

      On December 5, 2001, the Company sold its TTEC businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. The cash proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This noncash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

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

      On July 16, 2002, the Company completed the recapitalization of TransTechnology (GB) Ltd., now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). The Company also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England. In the third quarter of 2004, the Company recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.

      On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. We also will be paid $0.3 million of intracompany debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

      On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the New Senior Credit Facility (as detailed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior Credit Facility".)

      On February 24, 2003, the Company sold Norco, Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt. On June 11, 2004, the Company sold the NORCO real estate located in Ridgefield, Connecticut for $1.6 million, and applied the net proceeds to reduce its Senior Debt under the Senior Credit Facility.

      In fiscal 2003 and 2002, the Company recognized charges of $2.7 million and $1.6 million, respectively, for severance and other costs related to the corporate office restructuring, substantially all of which costs were paid by the end of each fiscal year.

CORE BUSINESS

      As a result of the above referenced restructuring program, TransTechnology Corporation's core business is aerospace and defense products.

      The Company conducts its business under the trade-name "Breeze-Eastern". Breeze-Eastern is the world's largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. Breeze-Eastern also manufactures weapons-handling systems, cargo winches, tie-down equipment and tow-hook assemblies. These products are sold primarily to military and civilian agencies and aerospace contractors.

PRODUCTS

      The Company's products are designed, developed and manufactured by Breeze-Eastern. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, cargo winches, external hook systems and weapons handling systems. Breeze-Eastern's weapons-handling systems range from cargo handling on fixed-wing aircraft to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant and Super Stallion helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket System and the United States High Mobility Artillery Rocket System, which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern's external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.

      Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors.

      The Aerospace Product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2004, the backlog of unfilled orders was $41.0 million, compared to $46.2 million at March 31, 2003. The majority of the March 31, 2004 backlog is expected to be shipped during fiscal 2005.

DEFENSE INDUSTRY SALES

      Approximately 61% of the Company's consolidated net sales in 2004, as compared to 55% and 47% in 2003 and 2002, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.

ENVIRONMENTAL MATTERS

      Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company's contingencies associated with environmental matters are described in Note 13 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

COMPETITION

      The Company competes in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance, delivery and price. The Company's ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company is successfully doing so both internally and through acquisitions. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete could have a materially adverse effect on the Company's profitability.

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

EMPLOYEES

      As of June 18, 2004, the Company employed 183 people. There were 177 persons employed with the Breeze-Eastern operation and 6 with the corporate office.

FOREIGN OPERATIONS AND SALES

      The Company has no foreign-based facilities. The Company had export sales of $22.6 million, $21.9 million and $21.5 million in fiscal 2004, 2003 and 2002, respectively, representing 35%, 40% and 45% of the Company's consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 14 of "Notes to Consolidated Financial Statements" which is included elsewhere in this Form 10-K.

ITEM 2. PROPERTIES

      The following table sets forth certain information concerning the Company's principal facilities:

                                                  OWNED OR
    LOCATION              USE OF PREMISES          LEASED      SQ. FT
-----------------     ------------------------     ------     --------
Union, New Jersey     Executive offices,           Owned       188,000
                      Breeze-Eastern offices
                      and manufacturing plant

      The Company believes that such facilities are suitable and adequate for the Company's foreseeable needs and that additional space, if necessary, will be available. The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York and New Jersey. On June 11, 2004, the Company sold its property in Connecticut. In some instances, the properties are leased or subleased or are for sale or are under contract for sale.

ITEM 3. LEGAL PROCEEDINGS

      The information required has been included in Note 13 of "Notes to Consolidated Financial Statements" included elsewhere in this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the three-month period ended March 31, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, par value $0.01, is traded on the New York Stock Exchange under the symbol TT. The following table sets forth the range of high and low closing sale prices of shares of the Company's Common Stock for the calendar quarters indicated, as reported by the New York Stock Exchange.

                           HIGH         LOW
                         ----------   ---------
Fiscal 2003
      First Quarter      $    11.39   $    8.70
      Second Quarter          13.59        9.98
      Third Quarter           13.50        9.95
      Fourth Quarter          10.48        5.30
Fiscal 2004
      First Quarter      $     5.97   $    4.38
      Second Quarter           9.00        5.44
      Third Quarter            9.00        6.50
      Fourth Quarter           8.01        6.65

      As of June 18, 2004, the number of stockholders of record of the Common Stock was 1,519. On June 18, 2004, the closing sales price of the Common Stock was $6.90 per share.

      On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.

ITEM 6. SELECTED FINANCIAL DATA

      The following table provides selected financial data with respect to the consolidated statements of operations of the Company for the fiscal five years ended March 31, 2004 and the consolidated balance sheets of the Company at the end of each such year.

                                                                          YEARS ENDED MARCH 31,
(In thousands, except per share amounts)              2004         2003         2002         2001         2000
Net sales                                           $  64,606    $  54,996    $  47,786    $  47,775    $  40,818
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
  before income taxes                                   2,750       (7,439)      (3,596)     (13,947)      (1,204)
Provision (benefit) for income taxes                    1,006       (3,574)      (1,366)      (5,191)        (456)
                                                    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations                1,744       (3,865)      (2,230)      (8,756)        (748)
Income (loss) from discontinued operations                  -       13,099      (69,551)     (64,214)       7,342
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss)                                   $   1,744    $   9,234    $ (71,781)   $ (72,970)   $   6,594
                                                    ---------    ---------    ---------    ---------    ---------
  Earnings (loss) per share:
    Basic:
      Income (loss) from continuing operations      $    0.26    $   (0.61)   $   (0.36)   $   (1.42)   $   (0.12)
      Income (loss) from discontinued operations            -         2.08       (11.25)      (10.41)        1.19
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) per share                         $    0.26    $    1.47    $  (11.61)   $  (11.83)   $    1.07
                                                    ---------    ---------    ---------    ---------    ---------
    Diluted:
      Income (loss) from continuing operations      $    0.26    $   (0.61)   $   (0.36)   $   (1.42)   $   (0.12)
      Income (loss ) from discontinued operations           -         2.08       (11.25)      (10.41)        1.19
                                                    ---------    ---------    ---------    ---------    ---------
Net income (loss) per share                         $    0.26    $    1.47    $  (11.61)   $  (11.83)   $    1.07
                                                    ---------    ---------    ---------    ---------    ---------
Dividends declared and paid per share               $       -    $       -    $       -    $   0.195    $    0.26
                                                    ---------    ---------    ---------    ---------    ---------
Total assets                                        $  77,209    $  85,123    $ 144,746    $ 395,852    $ 482,752
Long-term debt                                      $  56,472    $  53,487    $ 107,564    $     658(a) $ 194,759
Redeemable common stock                             $       -    $   1,283    $       -    $       -    $       -
Stockholders' (deficit) equity                      $  (3,787)   $  (7,923)   $ (16,207)   $  51,875    $ 128,882
Book value per share                                $   (0.58)   $   (1.23)   $   (2.62)   $    8.40    $   20.97
Shares outstanding at year-end                          6,498        6,457        6,191        6,172        6,145
                                                    ---------    ---------    ---------    ---------    ---------

(a) Excluding callable debt of $271,307.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      Certain statements in this Annual Report constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Acts"). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

      The forward-looking statements in this Annual Report are based on current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will proved to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts.

      Any number of factors could affect future operations and results, including, without limitation, the results of audits and inquiries into the Company's business practices; the Company's ability to complete the refinancing of its Senior and Subordinated Credit Facilities on terms and conditions acceptable to the Company; the Company's ability to be profitable with a smaller and less diverse base of operations that will generate less revenue; the Company's ability to satisfy the listing requirements of the NYSE or any other national exchange on which its shares are or will be listed or otherwise provide a trading venue for its shares; the value of replacement operations, if any; determination by the Company to dispose of additional existing assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; interest rate trends; capital requirements; competition from other companies, changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business and those specific risks that are discussed in this Annual Report.

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

      Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $51.0 million, subject to post-closing adjustments. This transaction completed our divestiture program. As a result, our discontinued operations for fiscal 2003 and 2002 include Norco, Inc. and all of the operations related to our Specialty Fastener segment, including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. Of the operations included in discontinued operations prior to fiscal 2003, only the operations of TransTechnology Engineered Rings USA, Inc., TransTechnology (GB) Limited, TransTechnology Brasil Ltda., Aerospace Rivet Manufacturers Corporation, TCR Corporation and Norco, Inc. were carried into fiscal 2003.

      All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern business. We discuss our discontinued operations separately under the heading " -- Divestitures and Discontinued Operations."

      All references to years in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

      As previously reported, we are subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. We have, to date, cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of our Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney's office. The investigation has had no impact, and we do not expect an impact, on our ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney's investigation is continuing and we have not been made aware of any specific statutory or regulatory violations resulting from that investigation.

CRITICAL ACCOUNTING POLICIES

      Revenue Recognition. We recognize revenue at the later of 1) when products are shipped to customers or 2) when title passes to customers.

      Inventory. We purchase materials to manufacture components for use in our products and for use by our engineering, repair and overhaul business. Our decision to purchase a set quantity of a particular item is influenced by several factors including current and projected cost, future estimated availability, lead time for production of the materials, existing and projected contracts to produce certain items and the estimated needs for our repair and overhaul business.

      We value our inventories using the lower of cost or market on a first-in first-out (FIFO) basis. We reduce the carrying amount of these inventories to net realizable value based on our assessment of inventory that is considered excess or obsolete using a formula based on firm sales orders and historical usage. Since all of our products are produced to meet firm sales orders, our focus for reserves is on the purchased and manufactured parts.

      Environmental Reserves. We provide for environmental reserves when, after consultation with our internal and external counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, changes in technology related to environmental remediation and appropriate discount factors to reflect the net present value of expected expenditures.

      We discuss current estimated exposure to environmental claims under the caption " -- Environmental Matters."

      Financial Derivatives. Until July 5, 2002, we had outstanding interest rate swaps in association with our prior senior credit agreement. We valued these swaps using estimates based on then-prevailing interest rates and the amount we were required to pay was impacted significantly by changes in interest rates. We no longer hold any such agreements. Additionally, we were required to treat our outstanding warrants as financial derivatives and mark these securities to market at the end of each accounting period, resulting in the recognition of a gain or loss in each period. This mark-to-market requirement terminated at the end of the first quarter of fiscal 2004 as the put feature causing the warrants to be treated as derivatives expired during that period.

      Deferred Tax Assets. This asset, for which no valuation allowance was needed, represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carry-forwards. Because we expect to generate adequate amounts of taxable income prior to the expiration of the tax loss carry-forwards in 2006 through 2024, no valuation allowance is considered necessary. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. The State of New Jersey, in response to a budget crisis, has suspended through fiscal 2004 the ability of a corporation to use a net operating loss carryforward against taxable income earned in the state. As a result, we are required to pay New Jersey income taxes (if any) for fiscal years 2003 and 2004 in spite of losses being carried forward. It is possible that the State of New Jersey could extend the suspension.

      Impairment of Long-Lived Assets. Long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles with finite useful lives to be held and used are reviewed by us for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If a review for recoverability is necessary, we estimate the future cash flows expected to result from the use of the asset. In performing these estimates, we group our assets at the lowest level for which there are identifiable cash flows (including divestitures of certain businesses in prior years). If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as the excess of carrying amount of the asset over the fair value of the asset.

RESULTS OF OPERATIONS

      Fiscal 2004 Compared to Fiscal 2003

      Net sales. Our sales increased to $64.6 million for fiscal 2004, a 17% increase over sales of $55.0 million for fiscal 2003. This increase in sales is the result of higher shipments of rescue hoists and cargo hooks for military and civil rescue agencies and shipments of our HLU-196 Bomb Hoist to the U.S. Navy. The HLU-196 Bomb Hoist is a newly developed product for which we were under contract to the U.S. Navy to deliver approximately 550 units with 13 units remaining which will be shipped in the first quarter of fiscal 2005.

      Gross profit. Gross profit increased 14% to $28.1 million for fiscal 2004 from $24.6 million for fiscal 2003. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. Notwithstanding improved gross margins realized in fiscal 2004 for new equipment versus 2003, the change in product mix to one that was more heavily weighted in favor of new equipment led to a decrease in gross margin to 43.5% in fiscal 2004 from 44.7% in fiscal 2003. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

      General, administrative and selling expenses. General, administrative and selling expenses decreased 8% to $16.2 million in fiscal 2004 from $17.6 million in fiscal 2003. This decrease was primarily due to lower corporate office expenses resulting from the completion of the restructuring of the corporate office that began in the fourth quarter of fiscal 2001. This decrease was offset partially by approximately $1.0 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operations

      Operating income. Operating income (gross profit less general, administrative and selling expenses) increased 71% to $11.9 million in fiscal 2004 from $7.0 million in fiscal 2003. This increase mainly was due to higher sales volume, the benefit of spreading fixed costs over a larger sales volume and the reduction in corporate office expenses.

      Interest expense. Interest expense increased $1.2 million to $10.4 million in fiscal 2004 from $9.2 million in fiscal 2003 as a result of the allocation formula we used to apportion interest expense between continuing and discontinued operations in fiscal 2003. We based this allocation formula for fiscal 2003 upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for fiscal 2004 decreased $5.0 million to $10.4 million from $15.4 million for fiscal 2003 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash.

      Interest and other income. In fiscal 2004 we recorded a pre-tax gain of $0.9 million relating to the sale of our remaining 19% interest in Cirteq, Ltd. and the collection of a note from Cirteq, Ltd. There was no such transaction in fiscal 2003.

      Forbearance fees. During fiscal 2004, we incurred no expense for forbearance fees versus the $0.8 million we paid in fiscal 2003 to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. The elimination of this expense was the result of the refinancing of our prior senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

      Corporate office restructuring charge. In fiscal 2003 we recognized a $2.7 million charge associated with severance and other costs related to the elimination of several positions and restructuring in our corporate office, all of which was paid in fiscal 2003 and 2004. There was no such charge in fiscal 2004.

      Unrealized gain on warrants. As we discuss in Note 7 to the financial statements included in this report, the warrants associated with our senior subordinated notes due 2006 were deemed to be derivative financial instruments for purposes of U.S. generally accepted accounting principles at the end of fiscal 2003. As required by those principles, changes in the value of our share price between August 7, 2002 and the end of fiscal 2003 resulted in our recognizing a noncash, non-taxable gain of $2.0 million during fiscal 2003. We recognized no similar gain or loss in fiscal 2004.

      Net income. We earned net income of $1.7 million in fiscal 2004, versus net income of $9.2 million (including a gain from discontinued operations of $13.1 million - see "Divestitures and Discontinued Operations") in fiscal 2003, which primarily resulted from the reasons discussed above.

      New orders. New orders received in fiscal 2004 totaled $59.4 million, which represents a 12% decrease from new orders of $67.3 million in fiscal 2003. The rescue hoist and cargo winch product line was particularly strong in fiscal 2003 and accounted for virtually all of the decrease in fiscal 2004. Increases in orders for cargo hooks and overhaul and repair were offset by decreases in spares orders and engineering. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

      Backlog. Backlog at March 31, 2004 was $41.0 million, down $5.2 million from $46.2 million at March 31, 2003. The decrease in the backlog is primarily attributable to shipments of the HLU-196 Bomb Hoist for the U. S. Navy mentioned above. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for fiscal 2004 was 0.92, compared to 1.22 for fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

      Fiscal 2003 Compared to Fiscal 2002

      Net sales. Our sales increased to $55.0 million for fiscal 2003, a 15% increase over sales of $47.8 million for fiscal 2002. This increase in sales was the result of higher shipments of cargo hooks and weapons handling equipment for military and civil agencies, as well as increases in sales of spare parts, repair and overhaul of equipment already in the field and the initial shipments of our HLU-196 Bomb Hoist to the U.S. Navy. The HLU-196 Bomb Hoist is a newly developed product for which we are under contract to the U.S. Navy to deliver approximately 550 units through fiscal 2004.

      Gross profit. Gross profit increased 18% to $24.6 million for fiscal 2003 from $20.9 million for fiscal 2002. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of aftermarket sales due to the timing of customer orders, we recorded slightly higher gross margins for fiscal 2003. These improvements in product mix, combined with fixed-cost absorption on a generally higher sales volume led to an increase in gross margin to 44.7% in fiscal 2003 from 43.7% in fiscal 2002. These margin improvements from product mix, however, were partially offset by lower than normal gross margins on the HLU-196 Bomb Hoist, a product that was shipped for the first time during the third quarter of fiscal 2003. While the gross margins recognized on the initial shipments of the HLU-196 were lower than historical gross margins, they were higher than the budgeted gross margins due to the realization of manufacturing efficiencies not originally expected in the initial production lots. As a result of the lower gross margins experienced on the HLU-196, we expect future gross margins to be lower than those historically reported. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers' orders, over which we have little control.

      General, administrative and selling expenses. General, administrative and selling expenses increased 4.7% to $17.6 million in fiscal 2003 from $16.8 million in fiscal 2002. This increase was primarily due to higher general, administrative and selling expenses due to our higher sales volume and a significant increase in the cost of aircraft product liability insurance, the write-off of $0.7 million of costs associated with our efforts to restructure the balance sheet, and a provision of $0.4 million associated with a product liability claim from a business sold several years ago offset by $1.2 million on a 14% reduction in corporate office expense. The decrease in corporate office expenses during fiscal 2003 was primarily due to the restructuring of the corporate office that began in the fourth quarter of fiscal 2001.

      Operating income. Operating income increased 71% to $7.0 million in fiscal 2003 from $4.1 million in fiscal 2002. This increase mainly was due to a more favorable mix of repair, overhaul and spare parts business, a higher sales volume, the benefit of spreading fixed costs over a larger sales volume and the reduction in corporate office expenses.

      Interest expense. Interest expense increased $4.2 million to $9.2 million in fiscal 2003 from $4.9 million in fiscal 2002 as a result of the allocation formula we use to apportion interest expense between continuing and discontinued operations. We base this allocation formula upon the net asset balances attributable to continuing and discontinued operations. Total interest expense for fiscal 2003 decreased $9.6 million to $15.4 million from $25.1 million for fiscal 2002 due to the retirement of debt with the proceeds from divestitures and other internally generated sources of cash. Assets held for sale also were reduced substantially, however, causing a higher percentage of assets to be allocated to continuing operations in fiscal 2003 compared to fiscal 2002, which resulted in an increased allocation of interest expense to continuing operations in fiscal 2003. The sale of our Norco subsidiary in February 2003 completed our divestiture program and, accordingly, all interest expense is now charged to continuing operations.

      Interest and other income. In March 2002, we sold excess real estate and recorded a pre-tax gain of $1.3 million. There was no such transaction in fiscal 2003.

      Forbearance fees. During fiscal 2003, we incurred an expense of $0.8 million for forbearance fees we paid to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. In fiscal 2002, we incurred $2.7 million of such expenses. The reduction in these expenses was the result of lower overall levels of debt during the current fiscal year and the refinancing of our prior senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

      Corporate office restructuring charge. In fiscal 2003 we recognized a $2.7 million charge associated with severance and other costs related to the elimination of several positions and restructuring in our corporate office, 90% of which was paid by the end of the first quarter of 2004. In fiscal 2002, we recognized a $1.6 million charge associated with the restructuring of our corporate office, related primarily to severance costs following the elimination of several positions, all of which amounts have been paid.

      Unrealized gain on warrants. As we discuss in Note 7 to the financial statements included in this report, the warrants associated with our senior subordinated notes due 2006 were deemed to be derivative financial instruments for purposes of U.S. generally accepted accounting principles in fiscal 2003. As required by those principles, changes in the value of our share price between August 7, 2002 and the end of fiscal 2003 resulted in our recognizing a noncash, non-taxable gain of $2.0 million during fiscal 2003. We recognized no similar gain or loss in fiscal 2002. As the put feature of the warrants expired during the first quarter of fiscal 2004, no future gains or losses on the warrants were recognized.

      Net income. We earned net income of $9.2 million in fiscal 2003, versus a loss of $71.8 million in fiscal 2002, which primarily resulted from the reasons discussed above.

      New orders. New orders received in fiscal 2003 totaled $67.3 million, which represents a 28% increase from new orders of $52.4 million in fiscal 2002. The rescue hoist and cargo winch product line was particularly strong, accounting for $14.3 million of the increase. We derived a significant portion of fiscal 2003 orders from long-term contracts. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

      Backlog. Backlog at March 31, 2003 was $46.2 million, up $12.4 million from $33.8 million at March 31, 2002. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for fiscal 2003 was 1.22, compared to 1.10 for fiscal 2002. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

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

      Our restructuring and divestiture program has had a substantial impact upon our financial condition through March 31, 2004, as we reduced debt with the proceeds from the divestitures and lowered costs as a result of the corporate office restructuring. At March 31, 2004 and 2003, there was no indebtedness outstanding under our New Senior Credit Facility. The loan agreements prohibit the payment of dividends.

      As previously reported, the New York Stock Exchange (NYSE) has notified us that the Company has fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We have submitted to the NYSE a plan to comply with the listing standards, which was accepted by the NYSE on July 7, 2003. The Company periodically updates the NYSE on developments with respect to the plan. In the event of delisting from the NYSE, we believe an alternate trading venue would be available.

      Working Capital

      Our working capital at March 31, 2004, was $22.2 million, compared to $11.2 million at the beginning of fiscal 2004. The ratio of current assets to current liabilities was 2.6 to 1.0 at March 31, 2004, compared to 1.4 to 1.0 at the beginning of fiscal 2004.

      Working capital changes during fiscal 2004 resulted from an increase in accounts receivable of $2.0 million, an increase in inventories of $0.8 million, a decrease in prepaid expenses of $0.5 million and an increase in real estate held for sale of $1.4 million. The increase in accounts receivable was due to strong shipments in March of fiscal 2004 versus the same month in fiscal 2003. The increase in inventory was largely due to the purchase of long lead time materials and the manufacture of work in progress needed to fulfill customers' long-term purchase orders. The decrease in prepaid expenses was due primarily to the receipt of an escrow deposit related to a divestiture. The increase in real estate held for sale is due to a pending sale of the land and building retained from a previous divestiture. The number of days that sales were outstanding in accounts receivable increased to 35.2 days at March 31, 2004, from 31.8 days at March 31, 2003. Inventory turnover improved to 1.79 turns from 1.55 turns over the same time period. Current liabilities decreased $11.4 million, primarily due to the payment of state income taxes relating to the sale of Norco, Inc. of $2.2 million, off-set by an increase of $1.1 million for income taxes due resulting from the disposition of a former foreign affiliate, payments due to the corporate office restructuring of $0.8 million, settlement of obligations from divestitures of $7.5 million, reduction in customer advances of $1.5 million and other items of $0.5 million.

      Capital Expenditures

      Our capital expenditures were $0.5 million for fiscal 2004, compared to $0.6 million for fiscal 2003. The Company initiated the implementation of a new enterprise resource planning system late in fiscal 2004 and expects to complete the project in early fiscal 2006. In fiscal 2005, total capital expenditures are expected to be in a range of $2.6 million to $3.3 million.

      Senior Credit Facility

      At March 31, 2004, we had a senior credit facility consisting of an $8.0 million asset based revolving credit facility which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and was amended again on January 30, 2004. The maturity date of this facility, as amended, is July 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of our assets. We are in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at March 31, 2004.

      Senior Subordinated Notes

      On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the Notes are retired. We may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3% and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. We are in compliance with the provisions of the Notes. At March 31, 2004, the principal balance outstanding on the Notes amounted to $56.4 million, which included the original principal amount plus the PIK notes. At March 31, 2003, we reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants and recorded a $2.0 million noncash, non-taxable gain relating to the mark-to-market accounting of the Warrants as a derivative. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, we reclassified in the first quarter of 2004, $1.1 million from redeemable common stock to additional paid in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of 2004, the Purchaser revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of 2004. At March 31, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. These Warrants are considered to be common stock equivalents for the purpose of calculating basic earnings per share at March 31, 2004.

      We have long-term debt maturities of $0.1 million and $56.5 million in fiscal 2005 and fiscal 2006, respectively.

      Our operations require significant amounts of cash, and we may be required to seek additional capital, whether from selling equity or borrowing money, for the future growth and development of our business or to fund our operations and inventory, particularly in the event of a market downturn. Although currently we have the ability to borrow additional sums under the New Senior Credit Facility, this facility contains a borrowing base provision and financial covenants which may limit the amount we can borrow. Also, while we continue to have on-going discussions with prospective lenders, we may not be able to replace or renew the New Senior Credit Facility upon its expiration on terms that are favorable to us. In addition, a number of factors could affect our ability to access debt or equity financing, including our financial strength and credit rating, the financial market's confidence in our management team and financial reporting, general economic conditions, the conditions in the defense and aerospace industries and overall capital market conditions.

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

TAX BENEFITS FROM NET OPERATING LOSSES

      At March 31, 2004, we had federal and state net operating loss carryforwards, or NOLs, of approximately $58.0 million and $77.4 million, respectively, which are due to expire in fiscal 2006 through fiscal 2024. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

DIVESTITURES AND DISCONTINUED OPERATIONS

      During fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our aerospace and defense products business and exit the specialty fastener segment. As a result, our discontinued operations in fiscal 2003 and 2002 include all of the operations related to our specialty fastener segment, which includes all of the divested operations we describe below.

      On July 10, 2001, we sold our Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million in cash. In a related transaction, we sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million which we may, under certain circumstances, be required to repurchase for $1.0 million in fiscal 2006. We used the proceeds from these sales to repay borrowings outstanding under the Fleet Credit Facility.

      On December 5, 2001, we sold TransTechnology Engineered Components to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. We used the cash proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. In the fiscal quarter ended September 30, 2001, as part of our restructuring program, we reported a pre-tax asset impairment charge for TransTechnology Engineered Components, Inc. in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This noncash charge was related specifically to the write-down of goodwill. The sale proceeds of TransTechnology Engineered Components approximated our adjusted carrying value.

      On February 21, 2002, we sold Seeger-Orbis to Barnes Group Inc. for $20.0 million cash. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. Our balance sheet contains a noncurrent asset and a noncurrent liability in the amount of $3.7 million relating to the pension plan of Seeger-Orbis. These amounts represent our legal liability under German law and the indemnification we received from the buyer of the business for that liability.

      On April 16, 2002, we sold Aerospace Rivet Manufacturers Corporation to Allfast Fastening Systems, Inc. for $3.2 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility.

      On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings (USA) to a newly formed affiliate of Sea View Capital LLC for $2.9 million in cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility.

      On July 16, 2002, we completed the recapitalization of our TransTechnology
(GB) Ltd. subsidiary, now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). We also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England. In the third quarter of 2004, the Company recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.

      On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. We also will be paid $0.3 million of intracompany debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility.

      On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, to a newly formed affiliate of Mid-Mark Capital LLC for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under our New Senior Credit Facility.

      On February 24, 2003, we sold Norco, Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly owned subsidiary of TransDigm Inc. We used the net cash proceeds to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt.

      For fiscal 2003, the $13.1 million gain from discontinued operations included actual operating income of $7.0 million from discontinued operations, a gain of $28.5 million from the sale of our Norco subsidiary, allocated interest expense of $6.3 million, an $8.2 million charge to reflect the amounts ultimately realized from sales of discontinued business units, a cash charge of $0.2 million from the final settlement of our interest rate swap contracts, a noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of our Brazilian operation and a tax provision of $3.1 million.

      For fiscal 2002, the $69.6 million loss from discontinued operations included $110.3 million of impairment charges related to reducing the carrying values of the discontinued businesses to their estimated net realizable values, $12.0 million of actual operating income of the discontinued businesses through their expected divestiture dates, $20.1 million of allocated interest expense; $8.4 million from the write-off of capitalized loan fees and the mark-to-market of interest rate swaps required under the terms of our credit agreements, $24.7 million of gains recognized on the sale of certain business units; and $0.2 million of other income or credits associated with the discontinued operations. These gains and losses, which aggregated $101.9 million, were reduced by a tax benefit of $32.3 million.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL
OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table reflects a summary of our contractual cash obligations for the next several years:

      (Dollars in thousands)

                     2005       2006       2007       2008       2009      Total
                   --------   --------   --------   --------   --------   --------
Long-term debt     $     79   $ 56,472   $      -   $      -   $      -   $ 56,551
Operating leases        116        115        102         35          -        368
                   --------   --------   --------   --------   --------   --------
Total              $    195   $ 56,587   $    102   $     35   $      -   $ 56,919
                   ========   ========   ========   ========   ========   ========

      In addition, we have divested ten businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have unresolved claims for indemnification with respect to these divested businesses that aggregate less than $0.1 million. Additionally, the terms of these divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date purchase price adjustments have been agreed and paid.

INFLATION

      While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES

      Environmental Matters - The environmental cleanup plan presented by the Company during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented by the Company during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company has also reached an agreement in principle with the Federal government and is in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and indirect environmental response costs associated with another portion of the site. At March 31, 2004, the Company's cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. The Company expects that remediation at the Pennsylvania site will not be completed for several years.

      The Company also continues to participate in environmental assessments and remediation work at nine other locations, including former facilities of the Company. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $0.5 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities. In addition, in the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York pursuant to which it is developing a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company has established a reserve of $2.4 million which it believes is adequate.

      In addition, the Company has been named as a potentially responsible party in five environmental proceedings pending in several states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and has provided for these estimated costs in its accrual for environmental liabilities.

      Litigation - The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Corporation's consolidated financial position or the results of the Corporation's operations in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statement of financial position. The adoption of this standard did not have any impact on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this standard will not have any impact on our financial position or results of operations.

      In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R is effective at the end of the first interim period ending March 15, 2004. The adoption of this statement did not have a material impact on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a material effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, we do not issue guarantees to third parties; accordingly, this interpretation will not have any effect on our financial position or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have any effect on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to various market risks, primarily changes in interest rates associated with the New Senior Credit Facility under which there were no borrowings at March 31, 2004.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of TransTechnology Corporation:

We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries (the "Company") as of March 31, 2004 and 2003, and the related statements of consolidated operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Parsippany, New Jersey

June 21, 2004

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                  MARCH 31,
                                                                              2004         2003
                                                                            ---------    ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                 $     960    $   7,104
  Accounts receivable (net of allowance for doubtful accounts of
     $10 and $65 in 2004 and 2003, respectively)                                8,720        6,701
  Inventories                                                                  20,449       19,683
  Prepaid expenses and other current assets                                       842        1,364
  Income tax receivable                                                           395          363
  Deferred income taxes                                                         3,334        1,289
  Real estate held for sale                                                     1,432            -
                                                                            ---------    ---------
            Total current assets                                               36,132       36,504
                                                                            ---------    ---------
PROPERTY:
  Land                                                                            534          534
  Buildings                                                                     4,099        4,004
  Machinery and equipment                                                       4,565        4,544
  Furniture and fixtures                                                        4,024        3,639
                                                                            ---------    ---------
       Total                                                                   13,222       12,721
  Less accumulated depreciation and amortization                               10,794       10,372
                                                                            ---------    ---------
            Property - net                                                      2,428        2,349
                                                                            ---------    ---------
OTHER ASSETS:
  Deferred income taxes                                                        27,035       30,712
  Other                                                                        11,614       15,558
                                                                            ---------    ---------
            Total other assets                                                 38,649       46,270
                                                                            ---------    ---------
TOTAL                                                                       $  77,209    $  85,123
                                                                            =========    =========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $      79    $      79
  Accounts payable - trade                                                      5,224        4,954
  Accrued compensation                                                          2,890        2,847
  Accrued income taxes                                                          1,566        2,460
  Other current liabilities                                                     4,200       15,003
                                                                            ---------    ---------
            Total current liabilities                                          13,959       25,343
                                                                            ---------    ---------
LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS                                     56,472       53,487
                                                                            ---------    ---------
DEFERRED INCOME TAXES                                                               -        1,332
                                                                            ---------    ---------
OTHER LONG-TERM LIABILITIES                                                    10,565       11,601
                                                                            ---------    ---------
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
REDEEMABLE COMMON STOCK                                                             -        1,283
                                                                            ---------    ---------
STOCKHOLDERS' DEFICIT:
  Preferred stock - authorized, 300,000 shares; none issued                         -            -
  Common stock - authorized, 14,700,000 shares of $.01 par value, issued,
     7,059,107 and 7,018,299 shares in 2004 and 2003, respectively                 71           70
  Additional paid-in capital                                                   76,728       74,283
  Accumulated deficit                                                         (71,249)     (72,993)
  Unearned compensation                                                           (97)         (43)
                                                                            ---------    ---------
                                                                                5,453        1,317
Less treasury stock, at cost - 560,964 shares in 2004 and 2003                 (9,240)      (9,240)
                                                                            ---------    ---------
            Total stockholders' deficit                                        (3,787)      (7,923)
                                                                            ---------    ---------
TOTAL                                                                       $  77,209    $  85,123
                                                                            =========    =========

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS

(In thousands, except share data)

                                                                                          Years ended March 31,
                                                                                  2004            2003            2002
                                                                              ------------    ------------    ------------
Net sales                                                                     $     64,606    $     54,996    $     47,786
Cost of sales                                                                       36,503          30,426          26,900
                                                                              ------------    ------------    ------------
           Gross profit                                                             28,103          24,570          20,886
General, administrative and selling expenses                                        16,211          17,605          16,807
Interest expense                                                                    10,431           9,158           4,931
Interest and other (income) expense - net                                           (1,289)             18          (1,536)
Unrealized gain on warrants                                                              -          (1,967)              -
Forbearance fees                                                                         -             764           2,651
Charges related to debt reduction                                                        -           3,735               -
Corporate office restructuring charge                                                    -           2,696           1,629
                                                                              ------------    ------------    ------------
Income (loss) from continuing operations before income taxes                         2,750          (7,439)         (3,596)
Income tax provision (benefit)                                                       1,006          (3,574)         (1,366)
                                                                              ------------    ------------    ------------
Income (loss) from continuing operations                                             1,744          (3,865)         (2,230)
Discontinued operations:
  Income from sale of businesses and income from operations of discontinued
     businesses (less applicable income taxes
     of $8,012 for 2002).                                                                -               -          16,414
  Income (loss) on disposal of discontinued businesses including provision for operating losses during phase out periods (less applicable income taxes (benefit) of $3,083 and ($40,271)
     for 2003 and 2002, respectively).                                                   -          13,099         (85,965)
                                                                              ------------    ------------    ------------
Net income (loss)                                                             $      1,744    $      9,234    $    (71,781)
                                                                              ------------    ------------    ------------
Earnings (loss) per share:
  Basic:
    Income (loss) from continuing operations                                  $       0.26    $      (0.61)   $      (0.36)
    Income (loss) from discontinued operations                                           -            2.08          (11.25)
                                                                              ------------    ------------    ------------
Net income (loss) per share                                                   $       0.26    $       1.47    $     (11.61)
                                                                              ------------    ------------    ------------
  Diluted:
    Income (loss) from continuing operations                                  $       0.26    $      (0.61)   $      (0.36)
    Income (loss) from discontinued operations                                           -            2.08          (11.25)
                                                                              ------------    ------------    ------------
Net income (loss) per share                                                   $       0.26    $       1.47    $     (11.61)
                                                                              ------------    ------------    ------------
Weighted - average basic shares outstanding                                      6,658,000       6,303,000       6,181,000
Weighted - average diluted shares outstanding                                    6,679,000       6,303,000       6,181,000

See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

                                                                                 Years ended March 31,
                                                                            2004          2003          2002
                                                                         ----------    ----------    ----------
Cash flows from operating activities:
  Net income (loss)                                                      $    1,744    $    9,234    $  (71,781)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Net (income) loss from discontinued operations, including
      asset impairments                                                           -       (13,099)       85,965
    Gain on sale of discontinued businesses, net of tax                           -             -       (16,414)
    Depreciation and amortization                                             2,279         2,367         2,546
    Change in net assets of discontinued companies                                -        (5,857)       17,463
    Write-off of unamortized loan fees                                            -         2,199             -
    Warrant mark-to-market adjustment                                             -         1,967             -
    Noncash interest expense                                                  3,256         3,263         2,528
    (Reduction of) provision for losses on accounts and notes
      receivable                                                                (55)         (276)          321
    Loss (gain) on sale or disposal of fixed assets                               -             7        (1,352)
    Changes in assets and liabilities - excluding the effects
      of dispositions:
      (Increase) decrease in accounts receivable and other receivables       (1,976)        8,602          (816)
      Increase in inventories                                                  (766)       (2,814)       (1,923)
      Decrease (increase) in deferred taxes, net                                 35        (2,608)      (22,041)
      Increase in real estate held for sale                                  (1,432)            -             -
      Decrease (increase) in other assets                                     1,785        (4,524)         (849)
      Increase in accounts payable                                              270           451           463
      Increase (decrease) in accrued compensation                                43           616           (38)
      (Decrease) increase in income taxes payable                              (629)        2,011        (2,745)
      (Decrease) increase in other liabilities                              (11,130)       (2,263)        8,877
                                                                         ----------    ----------    ----------
Net cash (used in) provided by operating activities                          (6,576)         (724)          204
                                                                         ----------    ----------    ----------
Cash flows from investing activities:
  Capital expenditures                                                         (539)         (588)         (184)
  Proceeds from sale of businesses                                                -        67,425       162,200
  Proceeds from sale of fixed assets                                              -             1         2,233
  Decrease (increase) in notes and other receivables                          1,012          (980)           75
                                                                         ----------    ----------    ----------
Net cash provided by investing activities                                       473        65,858       164,324
                                                                         ----------    ----------    ----------
Cash flows from financing activities:
  Payments on long-term debt                                                      -       (49,729)      (38,750)
  Proceeds from long-term debt borrowings and bridge loan                         -        20,500             -
  Repayments of other debt                                                      (79)      (28,819)     (128,097)
  Exercise of stock options and other                                            38           (79)           79
                                                                         ----------    ----------    ----------
Net cash used in financing activities                                           (41)      (58,127)     (166,768)
(Decrease) increase in cash and cash equivalents                             (6,144)        7,007        (2,240)
Cash and cash equivalents at beginning of year                                7,104            97         2,337
                                                                         ----------    ----------    ----------
Cash and cash equivalents at end of year                                 $      960    $    7,104    $       97
                                                                         ----------    ----------    ----------
Supplemental information:
  Interest payments                                                      $    7,088    $   16,975    $   24,573
  Income tax payments                                                    $    2,105    $      266    $      919
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                     $    3,064    $    2,672    $    2,316
                                                                         ----------    ----------    ----------

See notes to consolidated financial statements

STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIT)
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                      Notes
             Years ended                                                                  Additional                Receivable
           March 31, 2004,                   Common Stock           Treasury Stock          Paid-In    Accumulated     from
            2003 and 2002                 Shares      Amount      Shares       Amount       Capital      Deficit     Officers
--------------------------------------  ----------  ----------  ----------   ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 2001                  6,718,614  $       67   (546,428)   $   (9,070)  $   78,091   $  (10,446)  $     (191)
  Net loss                                       -           -          -             -            -      (71,781)           -
  Other comprehensive loss:
    Reclassification adjustment for
      minimum pension liability from
      sale of business                           -           -          -             -            -            -            -
    Currency translation
      adjustment (net of taxes
      of $349)                                   -           -          -             -            -            -            -
    Less:  reclassification adjustment
      for sale of foreign subsidiaries           -           -          -             -            -            -            -
  Issuance of stock under
    stock option plan/other                 10,356           -          -             -           92            -           68
  Issuance of stock under
    bonus plan                              10,294           -     (1,758)          (16)         103            -            -
                                        ----------  ----------   --------    ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 2002                  6,739,264          67   (548,186)       (9,086)      78,286      (82,227)        (123)
  Net income                                     -           -          -             -            -        9,234            -
  Other comprehensive income:
    Currency translation
      adjustment                                 -           -          -             -            -            -            -
    Less:  reclassification adjustment
      on deferred tax on currency
      translation adjustment                     -           -          -             -            -            -            -
    Less:  reclassification adjustment
      for sale of foreign subsidiaries           -           -          -             -            -            -            -
  Loan repayment by officer                      -           -          -             -            -            -          123
  Warrant adjustment                             -           -          -             -       (4,547)           -            -
  Issuance of stock from
      warrant exercise                     256,561           3          -             -          393            -            -
  Issuance of stock under
    stock option plan/other                 14,066           -     (5,138)          (56)          63            -            -
  Issuance of stock under
    bonus plan                               8,408           -     (7,640)          (98)          88            -            -
                                        ----------  ----------   --------    ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 2003                  7,018,299          70   (560,964)       (9,240)      74,283      (72,993)           -
  Net income and other
     comprehensive income                        -           -          -             -            -        1,744            -
  Warrant put option expired                     -           -          -             -        2,184            -            -
  Issuance of stock under
    stock option plan/other                  7,400           -          -             -           38            -            -
  Issuance of stock under
    compensation and bonus plan             33,408           1          -             -          223            -            -
                                        ----------  ----------   --------    ----------   ----------   ----------   ----------
BALANCE, MARCH 31, 2004                  7,059,107  $       71   (560,964)   $   (9,240)  $   76,728   $  (71,249)  $        -
                                        ==========  ==========   ========    ==========   ==========   ==========   ==========


                                         Accumulated
             Years ended                   Other                         Total
           March 31, 2004,              Comprehensive    Unearned     Comprehensive
            2003 and 2002               Income (Loss)  Compensation   Income (Loss)
--------------------------------------  -------------  ------------   -------------
BALANCE, MARCH 31, 2001                 $      (6,323)  $      (253)
  Net loss                                          -             -   $     (71,781)
  Other comprehensive loss:
    Reclassification adjustment for
      minimum pension liability from
      sale of business                          1,141             -           1,141
    Currency translation
      adjustment (net of taxes
      of $349)                                   (647)            -            (647)
    Less:  reclassification adjustment
      for sale of foreign subsidiaries          2,941             -           2,941
  Issuance of stock under
    stock option plan/other                         -             -               -
  Issuance of stock under
    bonus plan                                      -            17               -
                                        -------------  ------------   -------------
BALANCE, MARCH 31, 2002                        (2,888)         (236)  $     (68,346)
                                                                      =============
  Net income                                        -             -   $       9,234
  Other comprehensive income:
    Currency translation
      adjustment                                  (86)            -             (86)
    Less:  reclassification adjustment
      on deferred tax on currency
      translation adjustment                   (1,555)            -          (1,555)
    Less:  reclassification adjustment
      for sale of foreign subsidiaries          4,529             -           4,529
  Loan repayment by officer                         -             -               -
  Warrant adjustment                                -             -               -
  Issuance of stock from
      warrant exercise                              -             -               -
  Issuance of stock under
    stock option plan/other                         -             -               -
  Issuance of stock under
    bonus plan                                      -           193               -
                                        -------------  ------------   -------------
BALANCE, MARCH 31, 2003                             -           (43)  $      12,122
                                                                      =============
  Net income and other
     comprehensive income                           -             -   $       1,744
  Warrant put option expired                        -             -               -
  Issuance of stock under
    stock option plan/other                         -             -               -
  Issuance of stock under
    compensation and bonus plan                     -           (54)              -
                                        -------------  ------------   -------------
BALANCE, MARCH 31, 2004                 $           -  $        (97)  $       1,744
                                        =============  ============   =============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF ACCOUNTING PRINCIPLES

BUSINESS - The fiscal year for TransTechnology Corporation (the "Company") ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

As a result of a restructuring program completed by the Company during 2003, the Company has reclassified all of the business units that made up its Specialty Fastener segment in prior years and its Aerospace Rivet Manufacturers Corporation and Norco, Inc. businesses, which had been included in its Aerospace Products segment, as discontinued operations. All references related to ongoing operations, or the Company, refer only to continuing operations, which consists of the Breeze-Eastern business.

The Company, which has one manufacturing facility in the United States, develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches and hoists for aircraft and weapons systems.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. Actual results could differ from those estimates.

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

PROPERTY AND RELATED DEPRECIATION AND AMORTIZATION - Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to thirty years. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $0.5 million, $0.5 million and $0.6 million, respectively. During 2002 the Company sold excess real estate realizing a gain of $1.3 million that is included in other income.

EARNINGS PER SHARE ("EPS") - The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:


                                                 2004        2003        2002
Basic earnings per common share:
  Weighted-average common shares outstanding   6,658,000   6,303,000   6,181,000
                                               =========   =========   =========
Diluted earnings per common share:
  Weighted-average common shares outstanding   6,658,000   6,303,000   6,181,000
  Stock options                                   21,000           -           -
                                               ---------   ---------   ---------
Denominator for diluted earnings per
  common share                                 6,679,000   6,303,000   6,181,000
                                               =========   =========   =========

Options to purchase 230,135 shares of common stock at prices between $8.84 and $19.38 were outstanding during 2004 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Similarly, during 2003, options to purchase 311,411 shares of common stock at prices between $8.84 and $27.88 were outstanding but were not included in the computation of diluted EPS. During 2002, options to purchase 450,183 shares of common stock at prices between $8.84 and $27.88 were outstanding but were not included in the computation of diluted EPS.

RESEARCH, DEVELOPMENT AND ENGINEERING COSTS - Research and development costs and engineering costs, which are charged to the statements of consolidated operations when incurred, amounted to $2.3 million, $2.3 million and $1.7 million in 2004, 2003 and 2002, respectively. Included in these amounts were expenditures of $2.0 million, $1.7 million and $1.2 million in 2004, 2003 and 2002, respectively, which represent costs related to research and development activities.

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

STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Proforma information is based on the fair value method under SFAS No. 123 (in thousands except per share amounts):

                                             2004        2003         2002
Net income (loss)                          $  1,744    $  9,234    $  (71,781)
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects       (119)       (224)         (660)
                                           --------    --------    ----------
                                           $  1,625    $  9,010    $  (72,441)
                                           ========    ========    ==========

Net income (loss) per share:
Basic and diluted - as reported            $   0.26    $   1.47    $   (11.61)
                                           --------    --------    ----------

Basic and diluted - proforma               $   0.24    $   1.43    $   (11.72)
                                           ========    ========    ==========

NEW ACCOUNTING STANDARDS - In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS No. 150 requires that those instruments be classified as liabilities in statement of financial position. The adoption of this standard did not have any impact on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this standard did not have any impact on the Company's financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R is effective at the end of the first interim period ending March 15, 2004. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition guidance and disclosure requirements are effective for fiscal years ending after December 15, 2002. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. It also enhances guarantor's disclosure requirements to be made in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. In the normal course of business, the Company does not issue guarantees to third parties; accordingly, this interpretation will not have any effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for fiscal years beginning after June 15, 2002. This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement did not have any effect on the Company's financial position or results of operations.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles with finite useful lives to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such circumstances include, but are not limited to, a significant decrease in the market value of an asset, a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If a review for recoverability is necessary, the Company estimates the future cash flows expected to result from the use of the asset. In performing these estimates, the Company groups its assets at the lowest level for which there are identifiable cash flows. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Any impairment loss recognized is measured as the excess of the carrying amount of the asset over the fair value of the asset.

2. DISCONTINUED OPERATIONS AND RESTRUCTURING

On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units, excluding ARM for 2002, have previously been classified as the "Specialty Fasteners Segment." The Company has reclassified these business units as discontinued operations for all periods presented.

A portion of the Company's interest expense for 2003 and 2002 has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $6.3 million and $20.1 million in 2003 and 2002, respectively. Income taxes have been allocated to discontinued operations in 2003 and 2002 based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.

On July 10, 2001, the Company sold its Breeze Industrial and Pebra hose clamp businesses to Industrial Growth Partners and members of Breeze Industrial's management for $46.2 million, which was paid in cash. In a related transaction, the Company sold the real estate occupied by Breeze Industrial to a quasi-governmental organization for $2.0 million which the Company may, under certain circumstances, be required to repurchase for $1.0 million in fiscal 2006. Proceeds from the sales were used to repay borrowings outstanding under the Company's then current Credit Facility (the "Fleet Credit Facility").

On December 5, 2001, the Company sold its TTEC businesses to a company formed by affiliates of Kohlberg & Company, L.L.C. for $98.5 million, of which $96.0 million was cash and the balance the assumption of certain liabilities related to the purchased businesses. The cash proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. In the fiscal quarter ended September 30, 2001, as part of its restructuring program, the Company reported a pre-tax asset impairment charge for TTEC in the amount of $85.8 million to reduce the carrying value of these businesses to estimated fair market value. This noncash charge was specifically related to the write-down of goodwill. The sale proceeds of TTEC approximated its adjusted carrying value.

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

On July 16, 2002, the Company completed the recapitalization of TransTechnology
(GB) Ltd., now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). The Company also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq's real property in Glusburn, England. In the third quarter of 2004, the Company recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.

On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. We also will be paid $0.3 million of intracompany debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under our prior senior credit agreement.

On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the New Senior Credit Facility (as defined in Note 7).

On February 24, 2003, the Company sold Norco, Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the New Senior Credit Facility and partially repay subordinated debt.

Net sales and income (losses) from the discontinued operations were as follows (in thousands):

                                                  2003         2002
Net sales                                        $  48,146   $ 185,888
                                                 =========   =========
Loss on disposal of discontinued businesses
  including provision for operating losses
  during phase out period                        $       -   $(126,236)

Income from sale of businesses and income
  from operations of discontinued
  businesses prior to phase out period              16,182      24,426

Income tax provision (benefit)                       3,083     (32,259)
                                                 ---------   ---------

Net income (loss) from discontinued operations   $  13,099   $ (69,551)
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

In fiscal 2003 and 2002, the Company recognized charges of $2.7 million and $1.6 million, respectively, for severance and other costs related to the corporate office restructuring, substantially all of which costs were paid by the end of each fiscal year.

3. INVENTORIES

Inventories at March 31, consisted of the following (in thousands):

                                    2004      2003
Finished goods                     $     1   $     2
Work in process                      7,037     6,105
Purchased and manufactured parts    13,411    13,576
                                   -------   -------

Total                              $20,449   $19,683
                                   =======   =======

4. OTHER ASSETS

Other assets at March 31, consisted of the following (in thousands):

                              2004     2003
Real estate held for sale   $ 4,000   $ 5,800
Other                         7,614     9,758
                            -------   -------

Total                       $11,614   $15,558
                            =======   =======

5. OTHER CURRENT LIABILITIES

Other current liabilities at March 31, consisted of the following (in thousands):

                                 2004      2003
Accrued interest                $ 1,811   $ 1,749
Customer advances                   231     1,741
Obligations from divestitures       164     7,035
Accrued medical benefits cost       753       557
Other                             1,241     3,921
                                -------   -------

Total                           $ 4,200   $15,003
                                =======   =======

6. INCOME TAXES

The components of total income (loss) from operations (including continuing and discontinued operations) before income taxes were (in thousands):

             2004        2003        2002
Domestic   $   2,750   $   7,011   $ (86,453)
Foreign            -       1,732     (18,952)
           ---------   ---------   ---------
Total      $   2,750   $   8,743   $(105,405)
           =========   =========   =========

The provision (benefit) for income taxes is summarized below (in thousands):

                                    2004        2003        2002
Currently payable (receivable):
  Federal                         $   (396)   $ (1,038)   $ (9,372)
  Foreign                            1,062           -          46
  State                                 40       1,599         400
                                  --------    --------    --------
                                       706         561      (8,926)
                                  --------    --------    --------
Deferred                               300      (1,052)    (29,556)
Valuation allowance                      -           -       4,857
                                  --------    --------    --------
                                       300      (1,052)    (24,699)
                                  --------    --------    --------
Total                             $  1,006    $   (491)   $(33,625)
                                  ========    ========    ========

The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):

                 2004       2003        2002
Continuing     $  1,006   $ (3,574)   $ (1,366)
Discontinued          -      3,083     (32,259)
               --------   --------    --------
Total          $  1,006   $   (491)   $(33,625)
               ========   ========    ========

The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

                                               2004     2003     2002
Statutory federal rate                         35.0%    (35.0%)  (35.0%)
State income taxes after federal income tax     1.0         -      0.6
Earnings of the foreign sales corporation         -      (0.9)       -
Gain on warrants                                  -      (9.4)       -
Amortization of purchase price and
  impairment not deductible for tax purposes      -       3.0     (0.3)
Other                                           0.6      (5.7)    (3.3)
                                               ----     -----    -----
Effective tax rate                             36.6%    (48.0%)  (38.0%)
                                               ====     =====    =====

The following is an analysis of deferred income taxes (in thousands):

                                            2004            2003
Assets:
  Current:
    Bad debts                             $  1,066        $     25
    Employee benefit accruals                  103             569
    Inventory                                  558             524
    Other                                    1,607             171
                                          --------        --------
        Total current                        3,334           1,289
                                          ========        ========
  Noncurrent:
    Employee benefit accruals                  497            (961)
    Environmental                               70           1,363
    Accrued liabilities                     (1,281)         (1,225)
    Net operating loss carryforward         25,282          30,537
    Other                                    1,981             998
    Property                                   486               -
                                          --------        --------
        Total noncurrent                    27,035          30,712
                                          ========        ========
Total assets                              $ 30,369        $ 32,001
                                          ========        ========
Liabilities:
    Property                              $      -        $  1,332
                                          ========        ========
Total liabilities                         $      -        $  1,332
                                          ========        ========
Net deferred tax asset                    $ 30,369        $ 30,669
                                          ========        ========

The Company has federal and state net operating loss carryforwards of $58.0 million and $77.4 million, respectively, which will be available to offset taxable income during the carryforward period. The tax benefits of these items are reflected in the above analysis of deferred tax assets and liabilities. If not used, some of these carryforwards begin to expire in fiscal 2006 through fiscal 2024.

7. LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS

Long-term debt payable to banks and others, including current maturities, at March 31 consisted of the following (in thousands):

                                                                                              2004              2003
Senior Subordinated Notes - 19%                                                             $56,393           $53,329
Other                                                                                           158               237
                                                                                            -------           -------
                                                                                             56,551            53,566
Less current maturities                                                                          79                79
                                                                                            -------           -------
Total long-term debt                                                                        $56,472           $53,487
                                                                                            =======           =======

CREDIT FACILITIES - At March 31, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and was amended again on January 30, 2004. The maturity date of this facility, as amended, is July 31, 2004. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of the Company's assets. The Company is in compliance with the provisions of the facility. There were no borrowings outstanding under the facility at March 31, 2004.

SENIOR SUBORDINATED NOTES - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the Notes are retired. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3% and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. The Company is in compliance with the provisions of the Notes. At March 31, 2004, the principal balance outstanding on the Notes amounted to $56.4 million, which included the original principal amount plus the PIK notes. At March 31, 2003, the Company reported redeemable common stock in the amount of $1.3 million representing the per share put right (257,000 shares at $5.00 per share) held by certain Purchasers who had exercised their Warrants and recorded a $2.0 million noncash, non-taxable gain relating to the mark-to-market accounting of the Warrants as a derivative. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified in the first quarter of 2004, $1.1 million from redeemable common stock to additional paid in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of 2004, the Purchaser revoked its put exercise and that portion was reclassified to additional paid in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in-capital in the first quarter of 2004. At March 31, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. These Warrants are considered to be common stock equivalents for the purpose of calculating basic earnings per share at March 31, 2004.

Amortization of loan origination fees on the Credit Facilities and the Senior Subordinated Notes amounted to $1.6 million, $1.7 million and $1.7 million in 2004, 2003 and 2002, respectively. The loan agreements prohibit the payment of dividends.

The Company has long-term debt maturities of $0.1 million and $56.5 million in fiscal 2005 and fiscal 2006, respectively.

8. OTHER LIABILITIES

Other liabilities at March 31 consisted of the following (in thousands):

                                                                           2004               2003
Environmental Reserves                                                  $    5,557         $    5,813
Other                                                                        5,008              5,788
                                                                        ----------         ----------
Total                                                                   $   10,565         $   11,601
                                                                        ----------         ----------

9. STOCKHOLDERS' EQUITY AND EMPLOYEE/DIRECTOR STOCK OPTIONS

The Company maintains the amended and restated 1992 long-term incentive plan (the "1992 Plan"), the 1998 non-employee directors stock option plan (the "1998 Plan") and the 1999 long-term incentive plan (the "1999 Plan").

Under the terms of the 1999 plan, 300,000 of the Company's common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. Under both the 1992 and 1999 Plans, option exercise prices equal the fair market value of the common shares at their grant dates. For grants made prior to May 1999, options expire not later than five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire not later than 10 years after the date of the grant. Options granted to directors and to officers and employees with the annual cash bonus vest ratably over three years beginning one year after the date of the grant. Restricted stock is payable in equivalent number of common shares. The shares are distributable in a single installment and, with respect to officers and employees, restrictions lapse ratably over a three-year period from the date of the award, and with respect to directors, the restrictions lapse six months after the director ceases to be a member of the board of directors.

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

The following table summarizes stock option activity over the past three years under the plans:

                                                                  WEIGHTED-
                                                                   AVERAGE
                                                NUMBER             EXERCISE
                                               OF SHARES            PRICE
Outstanding at March 31, 2001                   542,171           $   18.25
  Granted                                       159,000                7.63
  Exercised                                     (10,356)               8.84
  Canceled or expired                          (150,268)              18.86
                                               --------
Outstanding at March 31, 2002                   540,547               16.30
  Granted                                             -                   -
  Exercised                                     (14,066)               4.45
  Canceled or expired                          (130,540)              18.68
                                               --------
Outstanding at March 31, 2003                   395,941               14.42
  Granted                                        69,500                5.38
  Exercised                                      (7,400)               5.11
  Cancelled or expired                          (99,491)              23.32
                                               ========
Outstanding at March 31, 2004                   358,550               10.39
                                               ========

Options exercisable at March 31, 2002           318,189               19.00
Options exercisable at March 31, 2003           286,446               16.88
Options exercisable at March 31, 2004           246,378               12.25

In 2004, 2003 and 2002 the Company awarded restricted stock totaling 33,408 shares, 8,408 shares and 10,294 shares, respectively. The weighted-average fair value of this restricted stock was $6.69, $10.15 and $10.12 in 2004, 2003 and 2002, respectively. The expense recorded in 2004, 2003 and 2002 for restricted stock was $170,000, $88,000 and $98,000, respectively.

The weighted-average Black-Scholes value per option granted in 2004 and 2002 was $3.41 and $4.22, respectively. No options were granted in 2003. The following assumptions were used in the Black-Scholes option pricing model for options granted in 2004 and 2002:

                                                                                2004              2002
Dividend yield                                                                   0.0%              0.0%
Volatility                                                                      56.6%             75.6%
Risk-free interest rate                                                          3.1%              3.3%
Expected term of options (in years)                                              7.0               4.0

For options outstanding and exercisable at March 31, 2004, the exercise price ranges and average remaining lives were:

                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
           -----------------------------------------------------           ----------------------------------
               NUMBER               WEIGHTED            WEIGHTED               NUMBER                WEIGHTED
RANGE OF     OUTSTANDING             AVERAGE            AVERAGE             EXERCISABLE              AVERAGE
EXERCISE         AT                 REMAINING           EXERCISE                 AT                  EXERCISE
 PRICES    MARCH 31, 2004             LIFE               PRICE             MARCH 31, 2004             PRICE
 $ 5-10        256,500                  7               $   7.21               144,328               $   7.91
  15-20        102,050                  4                  18.37               102,050                  18.37
               -------                                  --------               -------               --------
               358,550                  5               $  10.39               246,378               $  12.25
               =======                                  ========               =======               ========

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to this plan were $0.7 million, $0.6 million and $0.6 million in 2004, 2003 and 2002, respectively.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company's financial statements do not reflect the effect of the Act.

(In thousands)

                                                         POSTRETIREMENT BENEFITS
                                                    ----------------------------------
                                                           YEAR ENDED MARCH 31,
                                                    ----------------------------------
                                                     2004          2003           2002
COMPONENTS OF NET
  PERIODIC BENEFIT COST:
Interest cost                                       $  97         $ 114          $  86
Amortization of
  net loss                                             97            51             53
                                                    -----         -----          -----
Net periodic
  benefit cost                                      $ 194         $ 165          $ 139
                                                    =====         =====          =====

WEIGHTED-AVERAGE
  ASSUMPTION AS OF
  MARCH 31:
Discount rate                                        5.00%         5.75%          7.25%

                                                         POSTRETIREMENT BENEFITS
                                                   -----------------------------------
                                                           YEAR ENDED MARCH 31,
                                                   -----------------------------------
                                                     2004                        2003
CHANGE IN BENEFIT
  OBLIGATION:
Benefit obligation at
  beginning of year                                $1,628                       $1,205
Interest cost                                          97                          114
Actuarial loss                                         11                          440
Benefits paid                                        (186)                        (131)
                                                   ------                       ------
Benefit obligation at
  end of year                                      $1,550                       $1,628
                                                   ======                       ======

                                                        POSTRETIREMENT BENEFITS
                                                  ------------------------------------
                                                         YEAR ENDED MARCH 31,
                                                  ------------------------------------
                                                    2004                        2003
RECONCILIATION OF
  FUNDED STATUS:
Funded status                                     $(1,550)                     $(1,628)
Unrecognized actuarial
  loss                                                561                          648
                                                  -------                      -------
Accrued liability                                 $  (989)                     $  (980)
                                                  =======                      =======

For measurement purposes, a 13.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and 2003. The rate was assumed to decrease gradually to 4.75% by 2011 and remain at that level thereafter. Under the Plan, the actuarially determined effect of a one-percentage point change in the assumed health care cost trend would be as follows:

                                                                                        ONE                      ONE
                                                                                     PERCENTAGE               PERCENTAGE
                                                                                       POINT                    POINT
                                                                                      INCREASE                 DECREASE
Effect on interest cost components                                                      $  7                    $  (7)

Effect on accumulated postretirement benefit obligation                                  130                     (114)

Included in the balance sheet are a noncurrent asset and a noncurrent liability in the amount of $3.7 million relating to the pension plan of a divested company. These amounts represent the legal liability of the Company under German law and the indemnification received from the buyer of the business for that liability.

11. FINANCIAL INSTRUMENTS

CASH AND CASH EQUIVALENTS - The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

ACCOUNTS RECEIVABLE, DEBT, ACCOUNTS PAYABLE AND OTHER LIABILITIES - The carrying amounts of these items approximates their fair value.

CONCENTRATION OF CREDIT RISK - The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company's consolidated financial statements and are within management's expectations and industry averages. As of March 31, 2004, the Company had no other significant concentrations of risk.

12. COMMITMENTS

The Company and its subsidiaries have minimum rental commitments under noncancelable operating leases, primarily for leased equipment, as follows (in thousands):

2005                                                                                         $116
2006                                                                                          115
2007                                                                                          102
2008                                                                                           35
2009                                                                                            -
                                                                                             ----
Total                                                                                        $368
                                                                                             ====

Rent expense under operating leases for the years ended March 31, 2004, 2003 and 2002 was $0.2 million, $0.4 million and $0.6 million, respectively.

13. CONTINGENCIES

ENVIRONMENTAL MATTERS - The environmental cleanup plan presented by the Company during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented by the Company during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company has also reached an agreement in principle with the Federal government and is in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and indirect environmental response costs associated with another portion of the site. At March 31, 2004, the Company's cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. The Company expects that remediation at the Pennsylvania site will not be completed for several years.

The Company also continues to participate in environmental assessments and remediation work at nine other locations, including former facilities of the Company. The Company estimates that its potential cost for implementing corrective action at these sites will not exceed $0.5 million payable over the next several years, and has provided for the estimated costs in its accrual for environmental liabilities. In addition, in the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York pursuant to which it is developing a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company has established a reserve of $2.4 million which it believes is adequate.

In addition, the Company has been named as a potentially responsible party in five environmental proceedings pending in several states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that its expected future costs, and its estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and has provided for these estimated costs in its accrual for environmental liabilities.

LITIGATION - The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company's consolidated financial position or the results of the Company's operations in future periods.

UNITED STATES ATTORNEY INVESTIGATION - As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. The Company has, to date, cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of the Company's Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney's office. The investigation has had no impact, and the Company does not expect an impact, on the Company's ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney's investigation is continuing and the Company has not been made aware of any specific statutory or regulatory violations resulting from that investigation.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in only one business segment, the design, manufacture and sale of equipment for use in the aerospace industry. Approximately 60.7%, 55.1% and 47.3% of sales in 2004, 2003 and 2002 were derived from sales to the United States Government and its prime contractors.

Net sales below show the geographic location of customers (in thousands):

       LOCATION                                                            2004               2003              2002
United States                                                            $42,052            $33,110           $26,264
Europe                                                                    15,860              9,238            13,367
Pacific and Far East                                                       3,461              8,406             5,523
Other non-United States                                                    3,233              4,242             2,632
                                                                         -------            -------           -------
Total                                                                    $64,606            $54,996           $47,786
                                                                         =======            =======           =======

15. UNAUDITED QUARTERLY FINANCIAL DATA

(In thousands except per share amounts)

                                                   FIRST          SECOND           THIRD         FOURTH
                                                  QUARTER        QUARTER          QUARTER       QUARTER           TOTAL
2004
Net sales                                         $16,119        $16,333          $16,679       $15,475          $64,606
Gross profit                                        7,347          6,758            6,997         7,001           28,103
                                                  -------        -------          -------       -------          -------
  Net income (loss)                               $   694        $   508          $   664       $  (122)         $ 1,744
                                                  =======        =======          =======       =======          =======

Basic earnings (loss) per share                   $  0.10        $  0.08          $  0.10       $ (0.02)         $  0.26
                                                  =======        =======          =======       =======          =======

Diluted earnings (loss) per share                 $  0.10        $  0.08          $  0.10       $ (0.02)         $  0.26
                                                  =======        =======          =======       =======          =======

                                                   FIRST          SECOND           THIRD         FOURTH
                                                  QUARTER        QUARTER          QUARTER       QUARTER           TOTAL
2003
Net sales                                         $13,887        $11,854          $15,562       $13,693          $54,996
Gross profit                                        6,211          5,474            7,486         5,399           24,570

(Loss) income from continuing
    operations                                       (143)        (1,710)           1,437        (3,449)          (3,865)
Income (loss) from discontinued
    operations                                       (607)        (3,523)          (3,126)       20,355           13,099
                                                  -------        -------          -------       -------          -------
  Net income (loss)                               $  (750)       $(5,233)         $(1,689)      $16,906          $ 9,234
                                                  =======        =======          =======       =======          =======

Basic earnings (loss) per share:
  (Loss) income from continuing
    operations                                    $ (0.02)       $ (0.28)         $  0.23       $ (0.52)         $ (0.61)
  Income (loss) from discontinued
    operations                                      (0.10)         (0.57)           (0.51)         3.07             2.08
                                                  -------        -------          -------       -------          -------
  Net income (loss) per share                     $ (0.12)       $ (0.85)         $ (0.28)      $  2.55          $  1.47
                                                  =======        =======          =======       =======          =======
Diluted earnings (loss) per share:
  (Loss) income from continuing
    operations                                    $ (0.02)       $ (0.28)         $  0.23       $ (0.52)         $ (0.61)
  Income (loss) from discontinued
    operations                                      (0.10)         (0.57)           (0.50)         3.07             2.08
                                                  -------        -------          -------       -------          -------
  Diluted income (loss) per share                 $ (0.12)       $ (0.85)         $ (0.27)      $  2.55          $  1.47
                                                  =======        =======          =======       =======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is contained in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Certain of the information required by this item is contained in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

          SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:

                                       NUMBER OF SECURITIES TO        WEIGHTED AVERAGE
                                       BE ISSUED UPON EXERCISE        EXERCISE PRICE OF       NUMBER OF SECURITIES
                                       OF OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       REMAINING AVAILABLE
          PLAN CATEGORY                 WARRANTS AND RIGHTS          WARRANTS AND RIGHTS       FOR FUTURE ISSUANCE
--------------------------------       -----------------------      --------------------      --------------------
Equity Compensation Plans
Approved by Security Holders                   358,550                    $ 10.39                   221,975
Equity Compensation Plans Not
Approved by Security Holders (1)                  --                         --                        --
                                              ---------                   --------                  --------
Total                                          358,550                    $ 10.39                   221,975
                                              =========                   ========                  ========

(1) Each of the Company's compensation plans has been previously approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

      Consolidated Balance Sheets at March 31, 2004 and 2003

      Statements of Consolidated Operations for the years ended March 31, 2004, 2003 and 2002

      Statements of Consolidated Cash Flows for the years ended March 31, 2004, 2003 and 2002

      Statements of Consolidated Stockholders' Equity (Deficit) for the years ended March 31, 2004, 2003 and 2002

      Notes to Consolidated Financial Statements

      Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

      Schedule II - Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2004, 2003 and 2002

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

      The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b) Reports on Form 8-K:

      1. On January 16, 2004, the Company filed a Form 8-K reporting, under Item 7 thereof, the issuance of a press release dated January 14, 2004, attached thereto as Exhibit 99.1, reporting the financial results of the Company for the third quarter of its fiscal year ending March 31, 2004, as referenced in Item 12 thereof.

      2. On January 16, 2004, the Company filed a Form 8-K reporting, under Item 7 thereof, the issuance of a press release dated January 15, 2004, attached thereto as Exhibit 99.1, reporting certain events summarized in Item 9 thereof.

      3. On February 3, 2004, the Company filed a Form 8-K reporting, under
Item 5 thereof, the issuance of a press release dated February 3, 2004 attached thereto as Exhibit 99.1, reporting an amendment of its financing agreement with The CIT Group/Business Credit, extending the maturity date of the agreement, which amendment was attached as Exhibit 10.60 thereto.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2004

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

       SIGNATURE                                      TITLE                            DATE
------------------------           --------------------------------------------    -------------
/s/ MICHAEL J. BERTHELOT           Chairman of the Board of Directors              June 21, 2004
------------------------
MICHAEL J. BERTHELOT

/s/ JOSEPH F. SPANIER              Vice President, Chief Financial Officer         June 21, 2004
------------------------           and Treasurer
JOSEPH F. SPANIER                  (Principal Financial and Accounting Officer)


/s/ ROBERT L.G. WHITE              President and Chief Executive Officer           June 21, 2004
------------------------           (Principal Executive Officer)
ROBERT L.G. WHITE                  Director


/s/ GIDEON ARGOV                   Director                                        June 21, 2004
------------------------
GIDEON ARGOV

/s/ THOMAS V. CHEMA                Director                                        June 21, 2004
------------------------
THOMAS V. CHEMA

/s/ JAN NAYLOR COPE                Director                                        June 21, 2004
------------------------
JAN NAYLOR COPE

/s/ JOHN H. DALTON                 Director                                        June 21, 2004
------------------------
JOHN H. DALTON

/s/ WILLIAM J. RECKER              Director                                        June 21, 2004
------------------------
WILLIAM J. RECKER

                           TRANSTECHNOLOGY CORPORATION

                                   SCHEDULE II

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  FOR YEARS ENDED MARCH 31, 2004, 2003 AND 2002

                                 (IN THOUSANDS)

                     BALANCE AT       CHARGED TO     CHARGED TO                    BALANCE
                    BEGINNING OF       COSTS AND        OTHER                      AT END
   DESCRIPTION         PERIOD          EXPENSES       ACCOUNTS     DEDUCTIONS     OF PERIOD
-----------------   ------------      ----------     ----------    ----------     ---------
2004
Allowances for
doubtful accounts
and sales returns     $     65         $    10          $ --        $     65      $      10
Inventory
reserves              $  1,490         $   300          $ --        $    213      $   1,577
Environmental
reserves              $  5,888         $   348          $ --        $    604      $   5,632
Allowance for tax
loss valuation
2003
Allowances for
doubtful accounts
and sales returns     $    341         $    53          $ --        $    329      $      65
Inventory
reserves              $  1,759         $    50          $ --        $    319      $   1,490
Environmental
reserves              $  5,734         $   612          $ --        $    458      $   5,888
Allowance for tax
loss valuation        $ 14,503         $    --          $ --        $ 14,503      $      --
2002
Allowances for
doubtful accounts
and sales returns     $     25         $   322          $ --        $      6      $     341
Inventory
reserves              $  1,744         $   300          $ --        $    285      $   1,759
Environmental
reserves              $  5,892         $   199          $ --        $    357      $   5,734
Allowance for tax
loss valuation        $  9,646         $ 4,857          $ --        $     --      $  14,503

                                INDEX TO EXHIBITS

  2.1 Asset Purchase Agreement dated as of January 24, 2003, among the Company, NORCO, Inc. and Marathon Power Technologies Company. (12)

  3.1    Certificate of Incorporation of the Company. (1)

  3.2    Bylaws of the Company Amended and Restated as of July 17, 2003.

 10.1    Amended and Restated 1992 Long Term Incentive Plan of the Company. (2)

 10.2    Form of Incentive Stock Option Agreement. (2)

 10.3    Form of Director Stock Option Agreement. (3)

 10.4 Form of Restricted Stock Award Agreement used under the Company's Amended and Restated 1992 Long Term Incentive Plan. (4)

 10.5    Executive Life Insurance Plan. (5)

 10.6    Consulting Agreement with John Dalton. (7)

 10.7    1999-2001 Incentive Compensation Plan of the Company. (7)

 10.8    1998 Non-Employee Directors' Stock Option Plan of the Company. (6)

 10.9 Form of Stock Option Agreement used under the Company's 1998 Non-Employee Directors' Stock Option Plan. (7)

10.10    1999 Long Term Incentive Plan of the Company. (7)

10.11 Form of Stock Option Agreement used under the Company's 1999 Long Term Incentive Plan. (8)

10.12 Form of Restricted Stock Award Agreement used under the Company's 1999 Long Term Incentive Plan. (8)

10.13 Securities Purchase Agreement dated as of August 29, 2000 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (9)

10.14 Registration Rights Agreement dated as of August 29, 2000 by and among the Company and the Purchasers referred to therein. (9)

10.15 Subordinated Indebtedness Intercreditor Agreement dated as of August 29, 2000 among the Company, the Existing Guarantors named therein, and the Purchasers referred to therein. (9)

10.16 Indemnification Agreement dated January 13, 2000 between the Company and each of its officers and directors. (8)

10.17 Amended and Restated Share and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 23, 2001, between the Company and KTIN Acquisition, LLC (10)

10.18 First Amendment Agreement dated as of August 7, 2002 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (11)

10.19 Amended and Restated Warrant dated as of August 7, 2002 and issued by the Company to J.H. Whitney Mezzanine Fund, L.P. for 171,041 shares of the Company's common stock. (11)

10.20 Intercreditor and Subordination Agreement dated as of August 7, 2002 by and among The CIT Group/Business Credit, Inc., Ableco Finance LLC, as Lender and Agent for the Lenders as defined therein, the Company, and the Purchasers referred to therein. (11)

10.21 Financing Agreement by and among the Company, NORCO, Inc., TCR Corporation and The CIT Group/Business Credit, Inc., dated as of August 7, 2002. (11)

10.22 Letter Agreement, dated as of January 1, 2003, by and among the Company, TT Connecticut Corporation (f/k/a NORCO, Inc.), TT Minnesota Corporation (f/k/a TCR Corporation) and The CIT Group/Business Credit, Inc. (13)

10.23 Severance and Services Agreement dated as of February 4, 2003 by and between Michael J. Berthelot and the Company. (13)

10.24 Employment Agreement dated as of March 28, 2003 by and between Joseph F. Spanier and the Company. (13)

10.25 Amendment dated as of January 30, 2004 by and among the Company, TT Connecticut Corporation, TT Minnesota Corporation and The CIT Group/Business Credit, Inc. (14)

10.26 Amendment dated as of August 5, 2003 by and among the Company, TT Connecticut Corporation, TT Minnesota Corporation and The CIT Group/Business Credit, Inc.

10.27 Executive Severance Agreement as of February 10, 2004 by and between Robert L. G. White and the Company.

10.28 Executive Severance Agreement as of February 10, 2004 by and between Gerald C. Harvey and the Company.

21.1     List of Subsidiaries of the Company.

31.1 Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2 Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

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

(2) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1994.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1989.

(6) Incorporated by reference from the Company's Registration Statement on Form S-8 No. 333-70877 dated January 20, 1999.

(7) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K for he Fiscal Year ended March 31, 2000.

(9) Incorporated by reference from the Company's Report on Form 8-K filed on September 14, 2000.

(10) Incorporated by reference from the Company's Current Report on Form 8-K filed on December 21, 2001.

(11) Incorporated by reference from the Company's Current Report on Form 8-K filed on August 22, 2002.

(12) Incorporated by reference from the Company's Current Report on Form 8-K filed on March 11, 2003.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K for the Fiscal Year ended March 31, 2003.

(14) Incorporated by reference from the Company's Current Report on Form 8-K filed on February 5, 2004.