Form 10-Q
period 2004-06-27
TRANSTECHNOLOGY CORP
filed 2004-08-13
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

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

                                Yes [ ] No [X]

      As of August 6, 2004, the total number of outstanding shares of registrant's one class of common stock was 6,505,427.

                                      INDEX

                                                                                                          Page No.
                                                                                                          ---------
PART I. Financial Information

  Item 1.      Financial Statements............................................................              2

               Statements of Consolidated Operations
               Three Month Periods Ended June 27, 2004
               and June 29, 2003...............................................................              3

               Consolidated Balance Sheets
               June 27, 2004 and March 31, 2004................................................              4

               Statements of Consolidated Cash Flows
               Three Month Periods Ended June 27, 2004 and
               June 29, 2003...................................................................              5

               Notes to Consolidated Financial Statements......................................              6-9

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................................              9-16

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk......................              16

  Item 4.      Controls and Procedures.........................................................              16

PART II. Other Information

  Item 1.      Legal Proceedings...............................................................              17

  Item 6.      Exhibits and Reports on Form 8-K................................................              17

SIGNATURES.....................................................................................              17

EXHIBIT 31.1...................................................................................              18

EXHIBIT 31.2...................................................................................              19

EXHIBIT 32.....................................................................................              20


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended June 27, 2004, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2004.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                   (In Thousands of Dollars, Except Share Data)

                                                             THREE MONTHS ENDED
                                                      ---------------------------------
                                                     JUNE 27, 2004         JUNE 29, 2003
                                                     -------------         -------------
Net sales                                             $    14,548           $    16,119
Cost of sales                                               8,711                 8,772
                                                      -----------           -----------
Gross profit                                                5,837                 7,347

General, administrative and selling expenses                4,023                 3,771
Interest expense                                            2,796                 2,503
Interest and other expense (income) - net                      13                   (47)
                                                      -----------           -----------
(Loss) income before income taxes                            (995)                1,120
(Benefit) provision for income taxes                         (378)                  426
                                                      -----------           -----------
   Net (loss) income                                  $      (617)          $       694
                                                      ===========           ===========

Basic (loss) earnings per share:
   Net (loss) income                                  $     (0.09)          $      0.10
                                                      ===========           ===========

Diluted (loss) earnings per share:
   Net (loss) income                                  $     (0.09)          $      0.10
                                                      ===========           ===========

Number of shares used in computation
   of per share information: (Note 1)
      Basic                                             6,669,000             6,631,000
      Diluted                                           6,669,000             6,631,000


     See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars, Except Share Data)

                                                                                   (UNAUDITED)
                                                                                  JUNE 27, 2004    MARCH 31, 2004
                                                                                  -------------    --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $  1,971         $    960
     Accounts receivable (net of allowance for doubtful accounts
       of $13 at June 27, 2004 and $10 at March 31, 2004)                               8,836            8,720
     Inventories                                                                       19,948           20,449
     Prepaid expenses and other current assets                                          1,256              842
     Income tax receivable                                                                376              395
     Deferred income taxes                                                              3,334            3,334
     Real estate held for sale                                                              -            1,432
                                                                                     --------         --------
       Total current assets                                                            35,721           36,132
                                                                                     --------         --------
Property, plant and equipment                                                          13,934           13,222
     Less accumulated depreciation                                                     10,909           10,794
                                                                                     --------         --------
       Property, plant and equipment - net                                              3,025            2,428
                                                                                     --------         --------
Other assets:
     Deferred income taxes                                                             27,374           27,035
     Other                                                                             10,950           11,614
                                                                                     --------         --------
       Total other assets                                                              38,324           38,649
                                                                                     --------         --------
       Total                                                                         $ 77,070         $ 77,209
                                                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Current portion of long-term debt and short term borrowings                     $  1,671         $     79
     Accounts payable-trade                                                             3,427            5,224
     Accrued compensation                                                               3,118            2,890
     Accrued income taxes                                                               1,498            1,566
     Accrued interest                                                                   1,845            1,813
     Other current liabilities                                                          1,945            2,387
                                                                                     --------         --------
       Total current liabilities                                                       13,504           13,959
                                                                                     --------         --------
Long-term debt payable to banks and others                                             57,353           56,472
                                                                                     --------         --------
Other long-term liabilities                                                            10,566           10,565
                                                                                     --------         --------
Stockholders' deficit:
     Preferred stock - authorized, 300,000 shares; none issued
     Common stock - authorized, 14,700,000 shares of $.01 par value;
     issued 7,059,107 at June 27, 2004 and March 31, 2004                                  71               71
     Additional paid-in capital                                                        76,728           76,728
     Accumulated deficit                                                              (71,866)         (71,249)
     Unearned compensation                                                                (46)             (97)
                                                                                     --------         --------
                                                                                        4,887            5,453
     Less treasury stock, at cost - 560,964 shares at June 27, 2004
       and March 31, 2004                                                              (9,240)          (9,240)
                                                                                     --------         --------
       Total stockholders' deficit                                                     (4,353)          (3,787)
                                                                                     --------         --------
       Total                                                                         $ 77,070         $ 77,209
                                                                                     ========         ========


     See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                            (In Thousands of Dollars)

                                                                              THREE MONTHS ENDED
                                                                         -----------------------------
                                                                         JUNE 27, 2004   JUNE 29, 2003
                                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                         $  (617)        $   694
  Adjustments to reconcile net (loss) income to net cash used in operating activities:

    Depreciation and amortization                                               410             412
    Noncash interest expense                                                    928             749
    Increase in provision for bad debt                                            3               3
    Changes in assets and liabilities:
      Increase in accounts receivable and other receivables                    (156)         (1,408)
      Decrease in inventories                                                   501             239
      (Increase) decrease in deferred taxes net                                (338)            370
      Decrease in other assets                                                  162             686
      Decrease in accounts payable                                           (1,797)         (1,124)
      Increase (decrease) in accrued compensation                               228          (1,019)
      Decrease in income taxes payable                                          (68)           (973)
      Decrease in other liabilities                                            (456)         (1,633)
                                                                            -------         -------
   Net cash used in operating activities                                     (1,200)         (3,004)
                                                                            -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                     (712)            (43)
Proceeds from sale of real estate                                             1,331               -
                                                                            -------         -------
    Net cash provided by (used in) investing activities                         619             (43)
                                                                            -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from debt and other short term borrowings - net                      1,592               -
Exercise of stock options and other                                               -               1
                                                                            -------         -------
   Net cash provided by financing activities                                  1,592               1
                                                                            -------         -------
Increase (decrease) in cash and cash equivalents                              1,011          (3,046)
Cash and cash equivalents at beginning of period                                960           7,104
                                                                            -------         -------
Cash and cash equivalents at end of period                                  $ 1,971         $ 4,058
                                                                            =======         =======
Supplemental information:

  Interest payments                                                         $ 1,835         $ 1,727
  Income tax payments                                                       $    28         $ 1,029
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                        $   881         $   700
  Increase in additional paid-in-capital from warrant put expiration        $     -         $ 1,954


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

      The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                       Three Months Ended
                                    -----------------------
                                    June 27,       June 29,
                                      2004           2003
                                    --------       --------
Basic Earnings (Loss) per
Common Share:

Weighted-average
common stock out-
standing for basic earnings
(loss) per share calculation          6,669          6,631
                                      -----          -----

Diluted Earnings (Loss) per
Common Share:

Weighted-average
common shares
outstanding                           6,669          6,631

Stock options and
warrants*                                --             --
                                      -----          -----

Weighted-average common
stock outstanding for
diluted earnings (loss) per
share calculation                     6,669          6,631
                                      =====          =====


* Not including anti-dilutive stock options totaling 157 for the three month period ended June 27, 2004, and 415 for the three month period ended June 29, 2003.

NOTE 2. Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Proforma information is based on the fair value method under SFAS No. 123.

                                                            Three Months Ended
                                                         ------------------------
                                                         June 27,        June 29,
                                                           2004            2003
                                                         --------        --------
Net (loss) income as reported                             $ (617)         $  694

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                           (22)            (39)
                                                          ------          ------

Proforma (loss) net income                                $ (639)         $  655
                                                          ======          ======

Net (loss) income per share:
Basic and diluted - as reported                           $(0.09)         $ 0.10
Basic and diluted - proforma                              $(0.10)         $ 0.10


NOTE 3. Inventories

      Inventories, net of valuation allowances, are summarized as follows:

                           June 27, 2004   March 31, 2004
                           -------------   --------------
Finished goods                $     1          $     1

Work in process                 6,010            7,037

Purchased and
  manufactured parts           13,937           13,411
                              -------          -------
  Total                       $19,948          $20,449
                              =======          =======


NOTE 4. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities, consisted of the following:

                                                  June 27, 2004   March 31, 2004
                                                  -------------   --------------
Credit Agreement                         5%          $ 1,592          $     -
Senior Subordinated Notes            19.25%           57,274           56,393
Other                                                    158              158
                                                     -------          -------
                                                      59,024           56,551

Less current maturities                                1,671               79
                                                     -------          -------

Total long-term debt                                 $57,353          $56,472
                                                     =======          =======


Senior Credit Facilities - At June 27, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under the prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004. The maturity date of this facility, as amended, is January 31, 2005. The current interest rate is approximately 5.25%. The New Senior Credit Facility is secured by all of the Company's assets. The Company is in compliance with the provisions of the facility. At June 27, 2004, there was $1.6 million outstanding under this facility.

Senior Subordinated Notes - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the Notes are retired. The Company may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3% and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to the Company's senior debt obligations. The Company is in compliance with the provisions of the Notes. At June 27, 2004, the principal balance outstanding on the Notes amounted to $57.3 million, which included the original principal amount plus the PIK notes. At June 27, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. These Warrants are considered to be common stock equivalents for the purpose of calculating basic earnings per share at June 27, 2004, and June 29, 2003.

The Company has long-term debt maturities of $1.7 million, and $57.3 million in fiscal 2005 and 2006, respectively.

NOTE 5. New Accounting Standards

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

NOTE 6. Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. The Company has, to date, cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of the Company's Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney's office. The investigation has had no direct impact, and the Company does not expect a direct impact, on the Company's ability to manufacture and ship products and meet customer delivery schedules. As of this date, the United States Attorney's investigation is continuing and the Company has not been made aware of any specific statutory or regulatory violations resulting from that investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world's largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, tie-down equipment, and tow-hook assemblies. Marketed under the trade name "Breeze-Eastern" our products are designed to be efficient and reliable in extreme operating conditions. Our equipment is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.

Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our specialty aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed our divestiture program.

All references to fiscal 2005 and beyond in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2005 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 27, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 29, 2003

Net sales. Our sales decreased to $14.5 million for the first quarter of fiscal 2005, a 10% decrease from sales of $16.1 million for the first quarter of fiscal 2004. This decrease in sales is the result of lower shipments in our aftermarket overhaul and repair operation (See Gross profit below). New equipment sales were approximately the same as last year with an increase in hoist and winch sales and a decrease in weapons handling equipment as the HLU-196 Bomb Hoist program is essentially completed.

Gross profit. Gross profit decreased 21% to $5.8 million for the first quarter of fiscal 2005 from $7.3 million for the first quarter of fiscal 2004. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. As a result of a sales mix that was more heavily weighted in favor of new equipment sales, we recorded lower gross margins for the first quarter of fiscal 2005. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the results for the quarter. These changes were made as a result of the process and procedures review of that operation over the past nine months. We have instituted additional levels of verification and are assuring that all personnel are appropriately trained. This situation produced higher labor and material costs than we had planned. As a result, our overhaul and repair throughput was impeded resulting in reduced gross margins in the first quarter. The combination of the lower sales in the overhaul and repair operation together with inefficiencies experienced as we implement improvements in that area accounted for approximately $0.8 million of the decrease in gross profit with the remaining $0.7 million being related to a higher percentage of aftermarket products with an above-normal margin in the same period last year.

General, administrative and selling expenses. General, administrative and selling expenses increased 7% to $4.0 million in the first quarter of fiscal 2005 from $3.8 million in the first quarter of fiscal 2004. The increase was primarily due to approximately $0.5 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operation and increased spending in engineering. This increase was offset by a reduction in our corporate office expense of $0.4 million which was principally the result of the recognition of a non-recurring settlement charge of the same amount in the first quarter of fiscal 2004.

Interest expense. Interest expense increased $0.3 million to $2.8 million in the first quarter of fiscal 2005 from $2.5 million in the first quarter of fiscal 2004 primarily as the result of the increased interest rate on our subordinated debt and the increased debt level due to payment-in-kind interest.

Net income. We incurred a net loss of $0.6 million in the first quarter of fiscal 2005, versus net income of $0.7 million in the first quarter of fiscal 2004, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first quarter of fiscal 2005 totaled $9.2 million, which represents a 58% decrease from new orders of $21.7 million in the first quarter of fiscal 2004. New orders received in the first quarter of fiscal 2005 were lower than anticipated and was the result of delays in the receipt of orders on three specific programs, all of which are expected to be received during the next two quarters.

Backlog. Backlog at June 27, 2004 was $35.6 million, down $5.4 million from $41.0 million at March 31, 2004. The reduction in the backlog is due to the order pattern mentioned above as well as completion of the HLU-196 Bomb Hoist program. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first quarter of fiscal 2005 was .63, compared to
1.35 for the first quarter of fiscal 2004. The decrease in the backlog and the deterioration in the book-to-bill ratio are directly related to the delay in receipt of orders on three specific programs discussed in "New Orders" above. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our long-term contracts with the U.S. Government. Although we have infrequently received payments on these government contracts based on performance milestones, as was the case with our contract with the U.S. Navy for the HLU-196 Bomb Hoist, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of these orders.

Efforts to refinance our subordinated debt, which would lower our overall cost of financing and provide additional liquidity, are continuing although they are dependent, to some degree, on lessening the continuing uncertainty resulting from the investigation by the United States Attorney of our overhaul and repair operations.

As previously reported, the New York Stock Exchange (NYSE) has notified us that we have fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We have submitted to the NYSE a plan to comply with the listing standards, which was accepted by the NYSE on July 7, 2003. The Company periodically updates the NYSE on developments with respect to the plan. In the event of delisting from the NYSE, we believe an alternate trading venue would be available.

WORKING CAPITAL

Our working capital at June 27, 2004, was $22.2 million, essentially equal to the level at March 31, 2004. The ratio of current assets to current liabilities was 2.6 to 1.0 at June 27, 2004, and March 31, 2004.

Changes in the components of working capital during the first quarter of fiscal 2005, resulted from an increase in cash of $1.0 million, a decrease in inventories of $0.5 million, an increase in prepaid expenses and other current assets of $0.4 million and a decrease in real estate held for sale of $1.4 million. The increase in cash was due to a borrowing against the senior credit facility at the end of the quarter to pay the interest on subordinated debt. The decrease in inventory was largely due to control over purchasing. The increase in prepaid and other current assets is due mainly to prepaid insurance. The decrease in real estate held for sale was due to the completion of the sale of the land and building retained from a previous divestiture. The number of days that sales were in accounts receivable increased to 39.5 days at June 27, 2004 from 35.2 days at March 31, 2004. The increase in days was attributable to June sales representing 48% of the fiscal 2005 first quarter's sales versus 28% for the same period in fiscal 2004. Inventory turnover decreased slightly to 1.75 turns for the first quarter of fiscal 2005 versus 1.79 turns for fiscal 2004. The slight decrease in inventory turns is reflective of normal inventory and production patterns. Accounts payable decreased $1.8 million due to payments coming due for purchases in the fourth quarter.

CAPITAL EXPENDITURES

Our additions to property, plant and equipment were $712 thousand for the first quarter of fiscal 2005, compared to $43 thousand for the first quarter of fiscal 2004. Projects budgeted in fiscal 2005, are expected to be in a range of $2.6-3.3 million and include the installation of a new enterprise resource planning (ERP) system.

SENIOR CREDIT FACILITY

At June 27, 2004, we had a senior credit facility consisting of an $8.0 million asset based revolving credit facility, which was established in August 2002 (the "New Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The New Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004. The maturity date of this facility, as amended, is January 31, 2005. The current interest rate is approximately 5.0%. The New Senior Credit Facility is secured by all of our assets. We are in compliance with the provisions of the facility. At June 27, 2004, there was $1.6 million outstanding under this facility.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the notes are retired. We may prepay the Notes after August 29, 2001, at a premium initially of 9%, declining to 5%, 3%, and 1% on each of the next succeeding anniversaries of that date. The Notes contain customary financial covenants and events of default, including a cross-default provision to our senior debt obligations. At June 27, 2004, the principal balance outstanding on the Notes amounted to $57.3 million, which included the original principal amount plus the PIK notes. At June 27, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. All of the Warrants were considered to be common stock equivalents for the purpose of calculating earnings per share at June 27, 2004, and June 29, 2003.

We have long-term debt maturities of $1.7 million, and $57.3 million in fiscal 2005 and 2006, respectively. As discussed above, the Notes are due August 29, 2005 and will be classified as current debt at the end of the fiscal second quarter unless refinanced for a period longer than one year after the fiscal second quarter.

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

TAX BENEFITS FROM NET OPERATING LOSSES

At June 27, 2004, we had federal and state net operating loss carryforwards, or NOLs, of approximately $57.0 million and $76.9 million, respectively, which are due to expire in fiscal 2006 through fiscal 2024. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several years:

(DOLLARS IN THOUSANDS)

                                  2005      2006        2007      2008       2009       TOTAL
                                 ------    -------      ----      ----       ----      -------
Long-term debt                   $1,671    $57,353      $  -       $ -        $-       $59,024
Operating leases                     86        115       102        35        $-           338
                                 ------    -------      ----       ---       ----      -------
Total                            $1,757    $57,468      $102       $35        $-       $59,362
                                 ======    =======      ====       ===       ====      =======


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

ENVIRONMENTAL MATTERS

In assessing the necessity and extent of any environmental reserve, we review with outside counsel and independent environmental consultants the existence of risk issues in terms of likelihood, consequences, duration and costs. Accruals for environmental matters are recorded when it is probable that a liability has been incurred and the amounts of the liability can be reasonably estimated, based on current law and existing technologies. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws requiring more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, changes in technology related to environmental remediation and appropriate discount factors to reflect the net present value of expected expenditures. As the ultimate costs of environmental matters may vary from the recorded accruals, they are adjusted periodically as assessment and remediation efforts progress or as additional technical or legal information becomes available. Accruals for environmental liabilities are included in the consolidated balance sheets as other current liabilities and other long-term liabilities. Accruals for related insurance or other third party recoveries for environmental liabilities are recorded when it is probable that a recovery will be realized and are included in the consolidated balance sheets in prepaid expenses and other current assets and other assets.

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented by us during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and indirect environmental response costs associated with another portion of the site. At June 27, 2004, our cleanup reserve was $2.0 million based on the net present value of future expected cleanup costs. We expect that remediation at the Pennsylvania site will not be completed for several years.

We also continue to participate in environmental assessments and remediation work at nine other locations, including some of our former facilities. We estimate that the potential cost for implementing corrective action at these sites will not exceed $0.5 million payable over the next several years, and have provided for the estimated costs in the accrual for environmental liabilities. In addition, in the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York pursuant to which we are developing a remediation plan for review and approval by the New York Department of Environmental Conservation. We have established a reserve of $2.4 million which we believe is adequate.

In addition, we have been named as a potentially responsible party in five environmental proceedings pending in several states in which it is alleged that we were was a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that we were an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. We estimate that the expected future costs, and our estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and have provided for these estimated costs in the accrual for environmental liabilities.

LITIGATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with the New Senior Credit Facility under which there were borrowings of $1.6 million at June 27, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(a)   Exhibits

      31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
            2002.

(b)   Form 8-K

      On June 24, 2004 the Registrant filed an 8-K which furnished the June 17, 2004 press release announcing its financial results for the year ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       TRANSTECHNOLOGY CORPORATION
                                (Registrant)

Dated: August 13, 2004       By: /s/ Joseph F. Spanier
                                 ----------------------------------------------
                                 Joseph F. Spanier, Vice President,
                                 Chief Financial Officer and Treasurer*

 *On behalf of the Registrant and as Principal Financial and Accounting Officer.