Form 10-Q
period 2004-09-26
TRANSTECHNOLOGY CORP
filed 2004-11-15
CIK 99359

                                    FORM 10-Q

                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

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

                                 Yes [ ] No [X]

      As of November 11, 2004, the total number of outstanding shares of registrant's one class of common stock was 6,700,560.

                                      INDEX

PART I.   Financial Information                                                       Page No.
                                                                                      --------

  Item 1.      Financial Statements.............................................        3

               Statements of Consolidated Operations Three and
               Six Month Periods Ended September 26, 2004
               and September 28, 2003...........................................        4

               Consolidated Balance Sheets
               September 26, 2004 and March 31, 2004............................        5

               Statements of Consolidated Cash Flows
               Six Month Periods Ended September 26, 2004 and
               September 28, 2003...............................................        6

               Notes to Consolidated Financial Statements.......................        7-10

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................        11-19

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk.......        19

  Item 4.      Controls and Procedures..........................................        20

PART II.   Other Information

  Item 1.      Legal Proceedings................................................        20

  Item 4.      Submission of Matters to a vote of Security Holders .............        20-21

  Item 6.      Exhibits.........................................................        21

SIGNATURES .....................................................................        22

EXHIBIT 10.3 ...................................................................        23-30

EXHIBIT 31.1....................................................................        30

EXHIBIT 31.2....................................................................        31

EXHIBIT 32  ....................................................................        32

PART I.  FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended September 26, 2004, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2004.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                  (In Thousands of Dollars, Except Share Data)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                           --------------------------------------  --------------------------------------
                                           SEPTEMBER 26, 2004  SEPTEMBER 28, 2003  SEPTEMBER 26, 2004  SEPTEMBER 28, 2003
                                           ------------------  ------------------  ------------------  ------------------
Net sales                                   $        15,249     $        16,333     $        29,797     $        32,452
Cost of sales                                         9,050               9,575              17,761              18,347
                                            ---------------     ---------------     ---------------     ---------------
Gross profit                                          6,199               6,758              12,036              14,105

General, administrative
  and selling expenses                                4,201               3,531               8,224               7,302
Interest expense                                      2,885               2,568               5,681               5,071
Interest and other income-net                           (82)               (159)                (69)               (206)
                                            ---------------     ---------------     ---------------     ---------------
(Loss) income before income taxes                      (805)                818              (1,800)              1,938

(Benefit) provision for income taxes                   (306)                310                (684)                736
                                            ---------------     ---------------     ---------------     ---------------

  Net (loss) income                         $          (499)    $           508     $        (1,116)    $         1,202
                                            ===============     ===============     ===============     ===============
Basic (loss) earnings per share:
  Net (loss) income                         $         (0.07)    $          0.08     $         (0.17)    $          0.18
                                            ===============     ===============     ===============     ===============
Diluted (loss) earnings per share:
  Net (loss) income                         $         (0.07)    $          0.08     $         (0.17)    $          0.18
                                            ===============     ===============     ===============     ===============
Number of shares used in computation
  of per share information: (Note 1)
     Basic                                        6,682,000           6,647,000           6,676,000           6,647,000
     Diluted                                      6,682,000           6,676,000           6,676,000           6,662,000

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                  (In Thousands of Dollars, Except Share Data)

                                                                                   (UNAUDITED)
                                                                               SEPTEMBER 26, 2004         MARCH 31, 2004
                                                                               ------------------         --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $       275             $          960
   Accounts receivable (net of allowance for doubtful accounts
              of $17 at September 26, 2004 and $10 at March 31, 2004)                  11,067                      8,720
   Inventories-net                                                                     18,098                     20,449
   Prepaid expenses and other current assets                                            1,505                        842
   Income tax receivable                                                                  376                        395
   Deferred income taxes                                                                3,334                      3,334
   Real estate held for sale                                                                -                      1,432
                                                                                  -----------             --------------
              Total current assets                                                     34,655                     36,132
                                                                                  -----------             --------------

Property, plant and equipment                                                          14,388                     13,222
   Less accumulated depreciation                                                       11,024                     10,794
                                                                                  -----------             --------------
              Property, plant and equipment - net                                       3,364                      2,428
                                                                                  -----------             --------------
Other assets:
   Deferred income taxes                                                               27,647                     27,035
   Other                                                                               10,740                     11,614
                                                                                  -----------             --------------
              Total other assets                                                       38,387                     38,649
                                                                                  -----------             --------------
              Total                                                               $    76,406             $       77,209
                                                                                  ===========             ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Current portion of long-term debt and short term borrowings                    $     4,683             $           79
   Accounts payable-trade                                                               3,085                      5,224
   Accrued compensation                                                                 1,805                      2,890
   Accrued income taxes                                                                 1,466                      1,566
   Accrued interest                                                                     1,877                      1,813
   Other current liabilities                                                            2,005                      2,387
                                                                                  -----------             --------------
              Total current liabilities                                                14,921                     13,959
                                                                                  -----------             --------------
Long-term debt payable to banks and others                                             55,783                     56,472
                                                                                  -----------             --------------
Other long-term liabilities                                                            10,492                     10,565
                                                                                  -----------             --------------
Stockholders' deficit:
   Preferred stock  -  authorized, 300,000 shares;  none issued                             -                         -
   Common stock  -  authorized,  14,700,000 shares of $.01 par value;
              issued 7,090,695 and 7,059,107 at September 26, 2004 and March
              31, 2004, respectively                                                       71                         71
   Additional paid-in capital                                                          76,980                     76,728
   Accumulated deficit                                                                (72,365)                   (71,249)
   Unearned compensation                                                                 (236)                       (97)
                                                                                  -----------             --------------
                                                                                        4,450                      5,453
   Less treasury stock, at cost - 560,964 shares at September 26, 2004
              and March 31, 2004                                                       (9,240)                    (9,240)
                                                                                  -----------             --------------
              Total stockholders' deficit                                              (4,790)                    (3,787)
                                                                                  -----------             --------------

              Total                                                               $    76,406             $       77,209
                                                                                  ===========             ==============

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                            (In Thousands of Dollars)

                                                                                              SIX MONTHS ENDED
                                                                                   --------------------------------------
                                                                                   SEPTEMBER 26, 2004  SEPTEMBER 28, 2003
                                                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $        (1,116)    $         1,202
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Depreciation and amortization                                                               806               1,009
    Noncash interest expense                                                                  1,905               1,537
    Increase in provision for bad debt                                                            7                   6
    Changes in assets and liabilities:
      Increase in accounts receivable and other receivables                                  (2,325)             (2,938)
      Decrease in inventories                                                                 2,351                 351
      (Increase) decrease in deferred taxes net                                                (612)                659
      (Increase) decrease in other assets                                                      (207)                428
      Decrease in accounts payable                                                           (2,139)               (326)
      Decrease in accrued compensation                                                       (1,085)             (1,034)
      Decrease in income taxes payable                                                         (100)             (2,020)
      Decrease in other liabilities                                                            (483)             (5,100)
                                                                                    ---------------     ---------------

   Net cash used in operating activities                                                     (2,998)             (6,226)
                                                                                    ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                                   (1,167)               (159)
Proceeds from sale of real estate                                                             1,331                   -
Decrease in notes receivable                                                                     25                   -
                                                                                    ---------------     ---------------
    Net cash provided by (used in) investing activities                                         189                (159)
                                                                                    ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt and other short term borrowings - net                                      2,103                   -
Exercise of stock options                                                                        21                  38
                                                                                    ---------------     ---------------
   Net cash provided by financing activities                                                  2,124                  38
                                                                                    ---------------     ---------------

Decrease in cash and cash equivalents                                                          (685)             (6,347)
Cash and cash equivalents at beginning of period                                                960               7,104
                                                                                    ---------------     ---------------

Cash and cash equivalents at end of period                                          $           275     $           757
                                                                                    ===============     ===============
Supplemental information:
  Interest payments                                                                 $         3,221     $         3,480
  Income tax payments                                                               $            28     $         2,098
  Increase in senior subordinated note for paid-in-kind
    interest expense                                                                $         1,812     $         1,443
  Increase in additional paid-in-capital from warrant put expiration                $             -     $         2,184

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

        The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                        Three Months Ended                 Six Months Ended
                                  ------------------------------    ------------------------------
                                  September 26,    September 28,    September 26,    September 28,
                                      2004             2003             2004             2003
                                  -------------    -------------    -------------    -------------
Basic Earnings (Loss)
per Common Share:

Weighted-average
common stock out-
standing for basic
earnings (loss) per
share calculation                         6,682            6,647            6,676            6,647
                                  =============    =============    =============    =============

Diluted Earnings
(Loss) per Common
Share:

Weighted-average
common shares
outstanding                               6,682            6,647            6,676            6,647

Stock options and
warrants*                                    --               29               --               15
                                  -------------    -------------    -------------    -------------
Weighted-average
common stock
outstanding for
diluted earnings
(loss) per share
calculation                               6,682            6,676            6,676            6,662
                                  =============    =============    =============    =============

* Not including anti-dilutive stock options totaling 144 and 150 for the three and six month periods ended September 26, 2004 respectively, and 194 and 606 for the three and six month periods ended September 28, 2003, respectively.

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

                                                            Three Months Ended                    Six Months Ended
                                                      -------------------------------     -------------------------------
                                                      September 26,     September 28,     September 26,     September 28,
                                                          2004              2003               2004              2003
                                                      -------------     -------------     -------------     -------------
Net  (loss) income as reported                        $        (499)    $         508     $      (1,116)    $       1,202

Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                                         (41)              (47)              (63)              (86)
                                                      -------------     -------------     -------------     -------------

Proforma net (loss) income                            $        (540)    $         461     $      (1,179)    $       1,116
                                                      =============     =============     =============     =============
Net (loss) income per share:
Basic and diluted - as reported                               (0.07)             0.08             (0.17)             0.18
Basic and diluted - proforma                                  (0.08)             0.07             (0.18)             0.17

NOTE 3. Inventories

      Inventories, net of valuation allowances, are summarized as follows:

                                 September 26, 2004          March 31, 2004
                                 ------------------          --------------
Finished goods                      $        -                  $        1

Work in process                          5,774                       7,037

Purchased and
  manufactured parts                    12,324                      13,411
                                    ----------                  ----------

  Total                             $   18,098                  $   20,449
                                    ==========                  ==========

NOTE 4. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities as required under the new financing agreement, consisted of the following:

                                            September 26, 2004          March 31, 2004
                                            ------------------          --------------
Senior Credit Fidelity              5.75%       $    2,104                   $      -

Senior Subordinated Notes           19.5%           58,204                     56,393
Other                                                  158                        158
                                                ----------                  ---------
                                                    60,466                     56,551

Less current maturities                              4,683                         79
                                                ----------                  ---------

Total long-term debt                            $   55,783                  $  56,472
                                                ==========                  =========

Former Senior Credit Facility - At September 26, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the "Former Senior Credit Facility") to refinance all remaining obligations outstanding under the prior senior credit facility. The Former Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004, and was repaid in full on November 10, 2004 (see "Refinancing" below). The maturity date of this facility, as amended, was January 31, 2005. At September 26, 2004, the current interest rate is approximately 5.75%. The Former Senior Credit Facility was secured by all of the Company's assets. At September 26, 2004 the Company was in compliance with the provisions of the facility and there was $2.1 million outstanding thereunder.

Senior Subordinated Notes - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the Notes are retired. At September 26, 2004, the principal balance outstanding on the Notes amounted to $58.2 million, which included the original principal amount plus the PIK notes. The Company was not in compliance with certain of the financial covenants of the Notes at September 26, 2004 and received a waiver of this noncompliance from the Purchasers. On November 10, 2004, the Notes were paid in full (see "Refinancing," below). As a result of the refinancing described below and in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," the Company has continued to classify the remaining $58.2 million outstanding under the Notes as long-term obligations at September 26, 2004.

At September 26, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. These Warrants are considered to be common stock equivalents for the purpose of calculating basic earnings per share at September 26, 2004, and September 28, 2003. On November 5, 2004, the holder of the remaining 171,041 Warrants outstanding delivered a Notice of Election to the Company with respect to the exercise of all of its Warrants.

Refinancing - On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million, forty two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based revolving credit facility, and three tranches of term loans totaling $61.5 million. At closing, the Senior Credit Facility has an effective weighted interest rate of approximately 13.0% which is tied to the prime rate. The term loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $2.5 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. A non-recurring pre-tax charge of $2.2 million relating to the write-off of unamortized fees from prior financings and the payment of pre-payment premiums will be recognized in the third fiscal quarter.

NOTE 5.  New Accounting Standards

In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R was effective for the Company at the end of the first quarter ended June 27, 2004. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

NOTE 6.  Contingencies

As previously reported, the Company is subject to an investigation being conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. The Company has, to date, cooperated fully and will continue to cooperate fully with the government's investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of the Company's Breeze-Eastern business. The Board of Directors has shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney's office. The investigation has had no direct impact, and the Company does not expect a direct impact, on the Company's ability to manufacture and ship products and meet customer delivery schedules. However, the Company has implemented changes in its operating procedures and added new personnel to its overhaul and repair operation which has had the effect of producing higher labor and material costs and lower gross profit and has impeded throughput in that operation. The Company has held initial discussions with the United States Attorney's office relative to the resolution of the issues associated with the investigation. As of this date, the United States Attorney's investigation is continuing and the Company has not been made aware of any specific statutory or regulatory violations resulting from that investigation.

The Company sold the assets of its Breeze Industrial Products (BIP) division in July 2001. As part of that transaction, the Company sold the land and building occupied by the BIP operation to the Indiana County (PA) Development Corporation (ICDC) for $2,000,000. The ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year terms. The lease contains an option for BIP to purchase the property from ICDC at the end of the first term for $1,500,000 (the appraised value of the property in July 2001). In the event that BIP does not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, can require the Company to repurchase the property for $1,000,000, of which $500,000 is contractually required to be maintained on deposit with banks located in Indiana County, Pennsylvania. The Company considers a decision by BIP to vacate the location in Saltsburg, Pennsylvania to be unlikely as this is a manufacturing facility with sophisticated machinery, an established well-trained work force, dependable suppliers, and excellent distribution access. In the event that the facility is presented for repurchase, management is confident that the repurchase would not have a material effect on the Company's financial position or cash flows and the facility can be resold for at least the repurchase price.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q may contain forward-looking statements. See "Forward Looking Statements" on page 19 hereof for further information of the risks and uncertainties associated with forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 28, 2003

Net sales. Our sales decreased to $15.2 million for the second quarter of fiscal 2005, a 7% decrease from sales of $16.3 million for the second quarter of fiscal 2004. Almost all of the decrease in our sales for the second quarter of fiscal 2005 was attributed to new equipment sales. Sales of new equipment were down $0.8 million from the prior year's second quarter, primarily due to the completion of shipments of the HLU-196 Bomb Hoist program. Sales in the overhaul and repair portion of our business increased 15% from the same period last year (See discussion of Gross profit).

Gross profit. Gross profit decreased 8% to $6.2 million for the second quarter of fiscal 2005 from $6.8 million for the second quarter of fiscal 2004. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the results for the quarter. These changes were made as a result of the process and procedures review of that operation over the past twelve months. We have instituted additional levels of verification and are assuring that all personnel are appropriately trained. This situation produced higher labor and material costs than we had planned. As a result, our overhaul and repair throughput was impeded resulting in reduced gross margins in the second quarter. The inefficiencies experienced as we implement improvements in our overhaul and repair operation accounted for approximately $0.3 million of the decrease in gross profit with the remaining $0.3 million being related to a higher percentage of aftermarket products with an above-normal margin in the same period last year. These inefficiencies are expected to continue through the remainder of fiscal 2005.

General, administrative and selling expenses. General, administrative and selling expenses increased 19% to $4.2 million in the second quarter of fiscal 2005 from $3.5 million in the second quarter of fiscal 2004. The increase was due to approximately $0.3 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operation. There was also an increase in product support and marketing costs of approximately$0.2 million and an increase in information technology costs of $0.1 million associated with the installation of the new enterprise resource planning system.

Interest expense. Interest expense increased $0.3 million to $2.9 million in the second quarter of fiscal 2005 from $2.6 million in the second quarter of fiscal 2004 primarily as the result of the increased interest rate on our subordinated debt and the increased debt level due to payment-in-kind interest.

Net income. We incurred a net loss of $0.5 million in the second quarter of fiscal 2005, versus net income of $0.5 million in the second quarter of fiscal 2004, which primarily resulted from the reasons discussed above.

New orders. New orders received in the second quarter of fiscal 2005 totaled $17.3 million, which represents a 108% increase from new orders of $8.3 million in the second quarter of fiscal 2004. Orders on three specific programs during the first quarter of fiscal 2005 were delayed and received during the second quarter, thus accounting for a significant portion of the increase.

Backlog. Backlog at September 26, 2004 was $37.7 million, down $3.3 million from $41.0 million at March 31, 2004. The reduction in the backlog is due to the order pattern in the first quarter of fiscal 2005 as well as completion of the HLU-196 Bomb Hoist program. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the second quarter of fiscal 2005 was 1.14, compared to .51 for the second quarter of fiscal 2004. The increase in the book-to-bill ratio is directly related to the second quarter receipt of previously delayed orders on three specific programs discussed in "New Orders" above. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

SIX MONTHS ENDED SEPTEMBER 26, 2004 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 28, 2003

Net sales. Our sales decreased to $29.8 million for the first six months of fiscal 2005, an 8% decrease from sales of $32.5 million for the fist six months fiscal 2004. This decrease in sales is the result of lower shipments of our weapons handling equipment primarily due to the completion of the HLU-196 Bomb Hoist program.

Gross profit. Gross profit decreased 15% to $12.0 million for the first six months of fiscal 2005 from $14.1 million for the first six months of fiscal 2004. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the results for the first six months of fiscal 2005. These changes were made as a result of the process and procedures review of that operation over the past twelve months. We have instituted additional levels of verification and are assuring that all personnel are appropriately trained. This situation produced higher labor and material costs than we had planned. As a result, our overhaul and repair throughput was impeded resulting in reduced gross margins in the first six months of fiscal 2005. The inefficiencies experienced as we implement improvements in our overhaul and repair operation accounted for approximately $1.3 million of the decrease in gross profit with the remaining $0.8 million being related to a higher percentage of aftermarket products with an above-normal margin in the same period last year. These inefficiencies are expected to continue through the remainder of fiscal 2005.

General, administrative and selling expenses. General, administrative and selling expenses increased 13% to $8.2 million in the first six months of fiscal 2005 from $7.3 million in the first six months of fiscal 2004. The increase was due to approximately $0.8 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operation. There was also an increase in product support and marketing costs of approximately $0.2 million and an increase of $0.1 million in information technology costs associated with the installation of the new enterprise resource planning system. This increase was offset by a reduction in our corporate office expense of $0.4 million which was principally the result of the recognition of a non-recurring settlement charge of the same amount in the first quarter of fiscal 2004.

Interest expense. Interest expense increased $0.6 million to $5.7 million in the first six months of fiscal 2005 from $5.1 million in the first six months of fiscal 2004 primarily as the result of the increased interest rate on our subordinated debt and the increased debt level due to payment-in-kind interest.

Net income. We incurred a net loss of $1.1 million in the first six months of fiscal 2005, versus net income of $1.2 million in the first six months of fiscal 2004, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first six months of fiscal 2005 totaled $26.5 million, which represents a 12% decrease from new orders received of $30.0 million in the first six months of fiscal 2004. An order for the HLU-196 Bomb Hoist program was received in the fist six months of fiscal 2004, with no new orders being received in the first six months of fiscal 2005.

Backlog. Backlog at September 26, 2004 was $37.7 million, down $3.3 million from $41.0 million at March 31, 2004. The reduction in the backlog is due to the order pattern mentioned above as well as completion of the HLU-196 Bomb Hoist program. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first six months of fiscal 2005 was .89, compared to ..93 for the first six months of fiscal 2004. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

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

As previously reported, the New York Stock Exchange (NYSE) notified us on or about April 7, 2003, that we had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We submitted to the NYSE an 18-month plan to comply with the listing standards, which was accepted by the NYSE on July 7, 2003. The conclusion of the plan implementation period was October 7, 2004. We received a letter from the NYSE dated October 8, 2004, informing us of the determination of the NYSE to delist our common stock from the NYSE. We have filed a notice of appeal with the NYSE requesting a subsequent review of this determination of delisting by a committee of the NYSE Board of Directors. We have been informed that a hearing before the NYSE Board's Regulation, Enforcement and Lisiting Standards Committee with respect to the review of the delisting determination is scheduled to take place in January 2005. It is our understanding that a suspension date will be announced if the subsequent review of the delisting determination finds that our common stock should be delisted. It is also our understanding that our common stock will continue to be listed on the NYSE pending the announcement of a suspension date, subject to certain conditions. The NYSE has indicated that it may, at any time, suspend a security if it believes that continued dealings in the security on the NYSE are not advisable. In the event of delisting from the NYSE, we believe an alternate trading venue would be available.

WORKING CAPITAL

Our working capital at September 26, 2004, was $19.7 million, compared to $22.2 million at March 31, 2004. The ratio of current assets to current liabilities was 2.3 to 1.0 and 2.6 to 1.0 at September 26, 2004, and March 31, 2004 respectively.

Changes in working capital during the first six months of fiscal 2005 resulted from a decrease in cash of $0.7 million, an increase in accounts receivable of $
2.4 million, a decrease in inventories of $ 2.4 million, an increase in prepaid and other current assets of $0.6 million, a decrease in real estate held for sale of $1.4 million and a decrease in accounts payable of $ 2.1 million and a decrease in accrued compensation of $1.1 million. In addition, the current portion of long-term debt and short term borrowings increased by $4.6 million due to working capital needs and the refinancing as described in Note 4. The increase in accounts receivable was due to strong sales at the end of the second quarter fiscal 2005 and the decrease in accrued compensation was due to the payment of bonuses earned in fiscal 2004. The decrease in inventory was largely due to increased sales, and the increase in prepaid and other current assets was mainly due to the prepayment fees associated with the refinancing of our senior credit facility and subordinated notes, and the prepayment of insurance premiums. The decrease in real estate held for sale was due to the sale of land and building retained from a previous divestiture. The decrease in accounts payable was mainly due to the payments coming due for purchases made in the fourth quarter of fiscal 2004. The number of days that sales were in accounts receivable increased to 46.7 days at September 26, 2004 from 35.2 days at March 31, 2004. The increase in days was attributable to September sales representing 49% of fiscal 2005 second quarter sales. Inventory turnover increased to 2.0 turns for the second quarter of fiscal 2005 versus 1.79 turns for fiscal 2004. The increase in inventory turns is reflective of normal inventory and production patterns.

CAPITAL EXPENDITURES

Our additions to property, plant and equipment were $1.2 million for the six months of fiscal 2005, compared to $159 thousand for the first six months of fiscal 2004. Projects budgeted in fiscal 2005, are expected to be in a range of $2.6-$3.3 million and include the installation of a new enterprise resource planning (ERP) system.

FORMER SENIOR CREDIT FACILITY

At September 26, 2004, we had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the "Former Senior Credit Facility") to refinance all remaining obligations outstanding under our prior senior credit facility. The Former Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004 and repaid in full on November 10, 2004 (see "Refinancing" below). The maturity date of this facility, as amended, was January 31, 2005. At September 26, 2004, the current interest rate was approximately 5.75%. The Former Senior Credit Facility was secured by all of our assets. At September 26, 2004 we were in compliance with the provisions of the facility and there was $2.1 million outstanding thereunder.

SENIOR SUBORDINATED NOTES

On August 30, 2000, we completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of our common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). We used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, are due on August 29, 2005 and bear interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increases 0.25% each quarter, commencing December 31, 2002 until the Notes are retired. At September 26, 2004, the principal balance outstanding on the Notes amounted to $58.2 million, which included the original principal amount plus the PIK notes. We were not in compliance with certain of the financial covenants of the Notes at September 26, 2004 and received a waiver of this noncompliance from the Purchasers. On November 10, 2004 the Notes were paid in full (see "Refinancing," below). As a result the refinancing described below and in accordance with SFAS No. 6, "Classification of Short-Term Obligations Expected to Be Refinanced," we have continued to classify the remaining $58.2 million outstanding under the Notes as long-term obligations at September 26, 2004.

At September 26, 2004, there were 171,041 Warrants outstanding which are each convertible into common stock at the price of $.01 per warrant. These Warrants are considered to be common stock equivalents for the purpose of calculating basic earnings per share at September 26, 2004, and September 28, 2003. On November 5, 2004, the holder of the remain 171,041 Warrants outstanding delivered a Notice of Election to the Company with respect to the exercise of all of its Warrants.

REFINANCING

On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million 42-month senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based revolving credit facility, and three tranches of term loans totaling $61.5 million. At closing, the Senior Credit Facility has an effective weighted interest rate of approximately 13.0% which is tied to the prime rate. The term loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $2.5 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of our assets. A non-recurring pre-tax charge of $2.2 million relating to the write-off of unamortized fees from prior financings and the payment of pre-payment premiums will be recognized in the third fiscal quarter.

TAX BENEFITS FROM NET OPERATING LOSSES

At September 26, 2004, we had federal and state net operating loss carryforwards, or NOLs, of approximately $57.8 million and $77.7 million, respectively, which are due to expire in fiscal 2006 through fiscal 2024. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

   (DOLLARS IN THOUSANDS)

                           2005          2006          2007          2008          2009         TOTAL
                        ----------    ----------    ----------    ----------    ----------    ----------
Long-term debt          $    3,183    $    3,079    $    3,000    $   51,204    $        -    $   60,466
Operating leases               148           271           174            65             -           658
                        ----------    ----------    ----------    ----------    ----------    ----------
Total                   $    2,331    $   58,554    $      174    $       65    $        -    $   61,124
                        ==========    ==========    ==========    ==========    ==========    ==========

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

ENVIRONMENTAL MATTERS

We evaluate our exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyses risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including, changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims we might have against others in determining our liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers we might have in determining our environmental liabilities . In those situations where we are considered a de minimus participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.

We continue to participate in environmental assessments and remediation work at eleven locations, including our former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we use a discount rate of 7.5%. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $7.1 million and $9.7 million with an undiscounted amount of $8.0 million to be most probable. Estimates for expenditures for each of the five succeeding fiscal years will be $1.1 million, $0.8 million, $0.3 million, $0.3 million, and $0.3 million respectively, with $5.2 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 30% will relate to remediation activities and that 70% will be associated with monitoring activities.

We estimate that our potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we are developing a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $2.4 million. The amounts and timing of such payments are subject to an approved remediation plan.

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and indirect environmental response costs associated with another portion of the site. At September 26, 2004, our cleanup reserve was $1.9 million based on the net present value of future expected cleanup and monitoring costs. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs could extend for up to thirty years.

In addition, we have been named as a potentially responsible party in five environmental proceedings pending in several states in which it is alleged that we were a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that we were an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. We estimate that our expected future costs, and our estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.2 million and have provided for these estimated costs in our accrual for environmental liabilities.

LITIGATION

We are also engaged in various other legal proceedings incidental to our business. It is our opinion that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on our consolidated financial position or the results of our operations in future periods.

FORWARD LOOKING STATEMENTS

Certain statements in this Quarterly Report constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the "Acts"). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

The forward-looking statements in this Quarterly Report are based on current beliefs, estimates and assumptions concerning the operations, future results and prospects of the Company. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts.

Any number of factors could affect future operations and results, including, without limitation, the results of audits and inquiries into the Company's business practices; the Company's ability to satisfy the listing requirements of the NYSE or any other national exchange on which its shares are or will be listed or otherwise provide a trading venue for its shares; the value of replacement operations, if any; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business and those specific risks that are discussed in this Quarterly Report.

Additional information concerning factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements is available in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and subsequent filings with the United States Securities and Exchange Commission (SEC). Copies of these filings are available at no cost on the SEC's website at www.sec.gov or on the Company's website at www.transtechnology.com. Management may elect to update forward-looking statements at some future point; however, it specifically disclaims any obligation to do so.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R was effective at the end of the first quarter ended June 27, 2004. The adoption of this statement did not have a material impact on our financial position or results of operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are exposed to various market risks, primarily changes in interest rates associated with the Former Senior Credit Facility under which there were borrowings of $2.1 million at September 26, 2004, which were repaid and changes in interest rates under the Senior Credit Facility, under which there were borrowings of $2.0 at November 10, 2004.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At our annual stockholders' meeting, held on September 2, 2004, all seven of our directors nominated for reelection were reelected for a term of one year and the TransTechnology Corporation 2004 Long Term Incentive Plan was approved.

      The results of the voting on the election of directors were as follows:

                                       FOR                WITHHELD
                                    ---------             --------
Gideon Argov                        5,823,817             442,295
Michael J. Berthelot                5,728,066             538,046
Thomas V. Chema                     5,763,815             502,297
Jan Naylor Cope                     5,774,776             491,336
John H. Dalton                      5,763,915             502,197
William J. Recker                   5,823,767             442,345
Robert L.G. White                   5,821,906             444,206

The results of the voting on the approval of the TransTechnology Corporation 2004 Long Term Incentive Plan were as follows:

FOR:                         3,591,757
AGAINST:                       870,246
ABSTAIN:                        14,813
NO-VOTE:                     1,789,296


ITEM 6.        EXHIBITS

      Exhibits

      10.1 Amendment dated as of July 30, 2004 by and among TransTechnology Corporation, NORCO, Inc. (n/k/a TransTechnology Connecticut Corporation) and The CIT Group/Business Credit, Inc. (Filed as
            Exhibit 10.29 to TransTechnology Corporation's Current Report on Form 8-K dated as of August 4, 2004 and incorporated herein by reference).


      10.2 TransTechnology Corporation 2004 Long Term Incentive Plan (filed as Annex A to TransTechnology's Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004, and incorporated herein by reference).

      10.3 Waiver dated October 1, 2004 of certain financial covenants of the Securities Purchase Agreement between the Company and the Purchasers named therein, dated as of August 29, 2000, as amended by the First Amendment Agreement dated as of August 7, 2002, and the Second Amendment Agreement dated as of August 26, 2003.

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

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)

Dated: November 15, 2004           By:  /s/ Joseph F. Spanier
                                        ----------------------------------------
                                        Joseph F. Spanier, Vice President,
                                        Chief Financial Officer and Treasurer*

*On behalf of the Registrant and as Principal Financial and Accounting Officer.