Form 10-Q
period 2004-12-26
TRANSTECHNOLOGY CORP
filed 2005-02-07
CIK 99359

                                    FORM 10-Q
                              --------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 2004

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

                                    Yes X   No
                                       ---    ---

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes     No X
                                       ---    ----

      As of February 4, 2005, the total number of outstanding shares of registrant's one class of common stock was 6,700,560.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.   Financial Information

  Item 1.   Financial Statements........................................   3

            Statements of Consolidated Operations Three and
            Nine Month Periods Ended December 26, 2004
            and December 28, 2003.......................................   4

            Consolidated Balance Sheets
            December 26, 2004 and March 31, 2004........................   5

            Statements of Consolidated Cash Flows
            Nine Month Periods Ended December 26, 2004 and
            December 28, 2003...........................................   6

            Notes to Consolidated Financial Statements..................   7-12

  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   12-21

  Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   21

  Item 4.   Controls and Procedures.....................................   21

PART II.   Other Information

  Item 1.   Legal Proceedings...........................................   21

  Item 6.   Exhibits....................................................   22

SIGNATURES..............................................................   23

EXHIBIT 10.29...........................................................   24-31

EXHIBIT 31.1............................................................   32

EXHIBIT 31.2............................................................   33

EXHIBIT 32..............................................................   34

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 26, 2004, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2004.


             [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                  (In Thousands of Dollars, Except Share Data)


                                                           THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                  -------------------------------------   -------------------------------------
                                                  DECEMBER 26, 2004   DECEMBER 28, 2003   DECEMBER 26, 2004   DECEMBER 28, 2003
                                                  -----------------   -----------------   -----------------   -----------------
Net sales                                             $    17,267         $    16,679         $    47,064         $    49,131
Cost of sales                                              10,049               9,682              27,810              28,029
                                                      -----------         -----------         -----------         -----------
Gross profit                                                7,218               6,997              19,254              21,102

General, administrative
    and selling expenses                                    4,411               4,397              12,635              11,699

Interest expense                                            2,462               2,640               8,143               7,711

Interest income and other expense (income)-net                 85              (1,112)                 16              (1,318)

Loss on extinguishment of debt                              2,185                  --               2,185                  --
                                                      -----------         -----------         -----------         -----------
(Loss) income before income taxes                          (1,925)              1,072              (3,725)              3,010

(Benefit) provision for income taxes                         (657)                408              (1,341)              1,144
                                                      -----------         -----------         -----------         -----------
    Net (loss) income                                 $    (1,268)        $       664         $    (2,384)        $     1,866
                                                      ===========         ===========         ===========         ===========
Basic (loss) earnings per share:
    Net (loss) income                                 $     (0.19)        $      0.10         $     (0.36)        $      0.28
                                                      ===========         ===========         ===========         ===========
Diluted (loss) earnings per share:
    Net (loss) income                                 $     (0.19)        $      0.10         $     (0.36)        $      0.28
                                                      ===========         ===========         ===========         ===========

Number of shares used in computation
    of per share information: (Note 1)
       Basic                                            6,701,000           6,669,000           6,684,000           6,655,000
       Diluted                                          6,701,000           6,691,000           6,684,000           6,672,000

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                                                                 (UNAUDITED)
                                                                                              DECEMBER 26, 2004   MARCH 31, 2004
                                                                                              -----------------   --------------
Assets
Current assets:
     Cash and cash equivalents                                                                       $    153           $    960
     Accounts receivable (net of allowance for doubtful accounts
        of $20 at December 26, 2004 and $10 at March 31, 2004)                                         10,852              8,720
     Inventories-net                                                                                   15,748             20,449
     Prepaid expenses and other current assets                                                            689                842
     Income tax receivable                                                                                376                395
     Deferred income taxes                                                                              3,334              3,334
     Real estate held for sale                                                                              -              1,432
                                                                                                     --------           --------
        Total current assets                                                                           31,152             36,132
                                                                                                     --------           --------
Property, plant and equipment                                                                          14,857             13,222
     Less accumulated depreciation                                                                    (11,139)           (10,794)
                                                                                                     --------           --------
        Property, plant and equipment - net                                                             3,718              2,428
                                                                                                     --------           --------

Other assets:
     Deferred income taxes                                                                             28,227             27,035
     Other                                                                                             11,978             11,614
                                                                                                     --------           --------
        Total other assets                                                                             40,205             38,649
                                                                                                     --------           --------
        Total                                                                                        $ 75,075           $ 77,209
                                                                                                     ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt and short term borrowings                                     $  3,301           $     79
     Accounts payable-trade                                                                             3,956              5,224
     Accrued compensation                                                                               1,629              2,890
     Accrued income taxes                                                                               1,077              1,566
     Accrued interest                                                                                     624              1,813
     Other current liabilities                                                                          1,657              2,387
                                                                                                     --------           --------
        Total current liabilities                                                                      12,244             13,959
                                                                                                     --------           --------
Long-term debt payable to banks and others                                                             58,450             56,472
                                                                                                     --------           --------
Other long-term liabilities                                                                            10,385             10,565
                                                                                                     --------           --------
Stockholders' deficit:
     Preferred stock  -  authorized, 300,000 shares;  none issued                                           -                  -
     Common stock  -  authorized,  14,700,000 shares of $.01 par value;
        issued 7,090,695 and 7,059,107 at December 26, 2004 and March 31, 2004, respectively               71                 71
     Additional paid-in capital                                                                        75,659             76,728
     Accumulated deficit                                                                              (73,633)           (71,249)
     Unearned compensation                                                                               (181)               (97)
                                                                                                     --------           --------
                                                                                                        1,916              5,453
     Less treasury stock, at cost - 390,135 shares at December 26, 2004
        and 560,964 at March 31, 2004                                                                  (7,920)            (9,240)
                                                                                                     --------           --------
        Total stockholders' deficit                                                                    (6,004)            (3,787)
                                                                                                     --------           --------
        Total                                                                                        $ 75,075           $ 77,209
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

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                 NINE MONTHS ENDED
                                                                         --------------------------------------
                                                                         December 26, 2004    December 28, 2003
                                                                         -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                               $ (2,384)            $  1,866
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Loss on extinguishment of debt                                                   2,185                   --
    Depreciation and amortization                                                    1,162                1,696
    Noncash interest expense                                                         2,510                2,367
    Increase in provision for bad debt                                                  12                   10
    Changes in assets and liabilities:
      Increase in accounts receivable and other receivables                         (2,125)                (922)
      Decrease in inventories                                                        4,701                  716
      (Increase) decrease in deferred taxes net                                     (1,192)               1,024
      (Increase) decrease in other assets                                             (174)                 214
      Decrease in accounts payable                                                  (1,268)              (1,193)
      Decrease in accrued compensation                                              (1,261)                (868)
      Decrease in income taxes payable                                                (489)              (1,979)
      Decrease in other liabilities                                                 (2,238)              (8,869)
                                                                                  --------             --------
   Net cash used in operating activities                                              (561)              (5,938)
                                                                                  --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                                          (1,636)                (350)
Proceeds from sale of real estate                                                    1,331                   --
Decrease in notes receivable                                                            25                1,000
                                                                                  --------             --------
    Net cash (used in) provided by investing activities                               (280)                 650
                                                                                  --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and other short term borrowings                                  (66,216)                  --
Proceeds from debt and other short term borrowings                                  69,046                   --
Payment of debt issue costs                                                         (2,070)                  --
Payment of debt prepayment penalties                                                  (747)                  --
Exercise of stock options                                                               21                   39
                                                                                  --------             --------
   Net cash provided by financing activities                                            34                   39
                                                                                  --------             --------
Decrease in cash and cash equivalents                                                 (807)              (5,249)
Cash and cash equivalents at beginning of period                                       960                7,104
                                                                                  --------             --------
Cash and cash equivalents at end of period                                       $     153             $  1,855
                                                                                 =========             ========
Supplemental information:
  Interest payments                                                                  6,109                5,271
  Income tax payments                                                                  341                2,099
  Increase in senior subordinated note and term loans for paid-in-kind
    interest expense                                                                 2,370                2,230
  Increase in additional paid-in-capital from warrant put expiration                    --                2,184

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

NOTE 1.    Earnings (Loss) Per Share

           Basic earnings (loss) per share is computed by dividing net income
           (loss) by the weighted-average number of shares outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants.

           The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                                  Three Months Ended              Nine Months Ended
                                             -----------------------------  -----------------------------
                                              December 26,   December 28,    December 26,   December 28,
                                                  2004           2003            2004           2003
                                             -------------   -------------  -------------   -------------
           Basic Earnings (Loss) per
           Common Share:


           Weighted-average
           common stock out-
           standing for basic earnings
           (loss) per share calculation              6,701           6,669          6,684           6,655
                                             =============   =============  =============   =============

           Diluted Earnings (Loss) per
           Common Share:

           Weighted-average
           common shares
           outstanding                               6,701           6,669          6,684           6,655

           Stock options and
           warrants*                                     -              22              -              17
                                             -------------   -------------  -------------   -------------


           Weighted-average common
           stock outstanding for diluted
           earnings (loss) per share
           calculation                               6,701           6,691          6,684           6,672
                                             =============   =============  =============   =============

* Not including anti-dilutive stock options totaling 144 and 148 for the three and nine month periods ended December 26, 2004 respectively, and 158 and 255 for the three and nine month periods ended December 28, 2003, respectively.

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

                                                            Three Months Ended                         Nine Months Ended
                                                     ---------------------------------           -------------------------------
                                                     December 26,         December 28,           December 26,      December 28,
                                                         2004                 2004                   2004              2003
                                                     ------------         ------------           ------------      -------------
Net  (loss) income as reported                       $  (1,268)           $    664               $  (2,384)        $  1,866

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects                          (43)                (47)                  (106)            (132)
                                                     -----------          ---------              ---------         --------


Proforma net (loss) income                           $   (1,311)           $    617              $  (2,490)        $  1,734
                                                     ==========            ========              =========         ========

Basic earnings (loss) per share:
      As reported                                    $    (0.19)           $   0.10              $   (0.36)        $   0.28
      Proforma                                       $    (0.20)           $   0.09              $   (0.37)        $   0.26

Diluted earnings (loss) per share:
      As reported                                    $    (0.19)           $   0.10              $   (0.36)        $   0.28
      Proforma                                       $    (0.20)           $   0.09              $   (0.37)        $   0.26

NOTE 3.    Inventories

      Inventories, net of valuation allowances, are summarized as follows:

                                    December 26, 2004      March 31, 2004
                                    -----------------      --------------
            Finished goods               $    --               $     1

            Work in process                4,275                 7,037

            Purchased and
              manufactured parts          11,473                13,411
                                    -----------------      --------------
              Total                      $15,748               $20,449
                                    =================      ==============

NOTE 4.    Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others consisted of the following:

                                             December 26, 2004   March 31, 2004
                                             -----------------   --------------
Revolving Credit Facility            6.75%      $       222       $         -
Term Loans                     8.25-21.25%           61,371                 -
Senior Subordinated Notes              19%                -            56,393
Other                                                   158               158
                                                -----------       -----------
                                                     61,751            56,551

Less current maturities                               3,301                79
                                                -----------       -----------

Total long-term debt                            $    58,450       $    56,472
                                                ===========       ===========

Senior Credit Facility - On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At December 26, 2004, the Senior Credit Facility has an effective weighted interest rate of approximately 13.7% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. The Company recorded a pre-tax charge of $2.2 million relating to the write-off of unamortized debt issue costs and the payment of pre-payment premiums in the quarter ended December 26, 2004. Costs associated with establishing the Senior Credit Facility were $2.2 million and will be amortized over the forty-two month term of the new facility.

Former Senior Credit Facility - At the time of the refinancing on November 10, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the "Former Senior Credit Facility") to refinance all remaining obligations outstanding under the prior senior credit facility. The Former Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004, and was repaid in full on November 10, 2004 (see "Senior Credit Facility" above). The maturity date of this facility, as amended, was January 31, 2005, and had an interest rate of 5.75%. The Former Senior Credit Facility was secured by all of the Company's assets.

Senior Subordinated Notes - On August 30, 2000, the Company completed a private placement of $75 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bore interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increased 0.25% each quarter, commencing December 31, 2002 until the Notes were repaid. Effective October 7, 2004, the Purchasers executed a waiver with respect to our technical compliance with certain financial covenants. At the time of the refinancing on November 10, 2004 described above, the principal balance outstanding on the Notes amounted to $58.7 million, which included the original principal amount plus the PIK notes.

As of November 5, 2004, all of the Warrants had been exercised by the Purchasers.

NOTE 5. New Accounting Standards

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46R, a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R was effective for the Company at the end of the first quarter ended June 27, 2004. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of "so abnormal" in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company for its fiscal year ending March 31, 2006. Management does not believe that the adoption of this statement will have a material impact on the results of its operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. Management has not yet determined the transition approach in adopting this statement.

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

The Company is also engaged in various other legal proceedings incidental to its business. Management is of the opinion that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on the consolidated financial position or the results of our operations in future periods.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 26, 2004 COMPARED WITH THREE MONTHS ENDED DECEMBER 28, 2003.

Net sales. Our sales increased to $17.3 million for the third quarter of fiscal 2005, from sales of $16.7 million for the third quarter of fiscal 2004. This 4% increase in sales for the third quarter of fiscal 2005 was primarily due to higher spare parts and overhaul and repair sales. Sales of cargo hook and weapon handling spares were up $2.4 million from the prior year's third quarter primarily due to shipments on the MLRS and HIMARS programs. Sales in the overhaul and repair portion of our business increased 29% from the same period last year (See discussion of Gross profit below). Sales of new equipment were down $ 2.0 million from the prior year's third quarter primarily due to the completion of shipments of the HLU-196 Bomb Hoist program.

Gross profit. Gross profit increased 3% to $7.2 million for the third quarter of fiscal 2005 from $7.0 million for the third quarter of fiscal 2004. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the results for the quarter. These changes were made as a result of the process and procedures review of that operation over the past twelve months. We have instituted additional levels of verification and have increased personnel training. This situation produced higher labor and material costs than we had planned. As a result, our overhaul and repair throughput was impeded resulting in reduced gross margins in the third quarter.

Notwithstanding an increase in overhaul and repair sales, the inefficiencies experienced as we implement improvements in our overhaul and repair operation caused the gross profit to decrease by approximately $0.1 million. Gross profit from new products experienced a decrease of approximately $0.7 million. These decreases were offset by approximately $0.8 million related to higher sales of spares, and approximately $0.2 million related to better profitability of engineering sales.

General, administrative and selling expenses. Fiscal year third quarter selling, general and administrative expenses were approximately equal to the comparable period last year, however, we had anticipated a reduction of almost $0.3 million. The higher costs were largely attributed to the Company's appeal of the New York Stock Exchange's delisting decision, additional costs associated with the United States Attorney's investigation, and legal and accounting costs associated with business units that had been sold in prior fiscal years.

Interest expense. Interest expense decreased $0.2 million to $2.5 million in the third quarter of fiscal 2005 as compared to $2.6 million in the third quarter of fiscal 2004 primarily from the decreased aggregate interest rate resulting from our refinancing in November 2004.

Other income. Interest income and other expense [income] for the third quarter of fiscal 2004 includes a gain of $0.9 million relating to the sale of our remaining 19% interest in Cirteq Limited and the collection of an intercompany note from Cirteq Limited.

Net income. We incurred a net loss of $1.3 million in the third quarter of fiscal 2005, versus net income of $0.7 million in the third quarter of fiscal 2004, which primarily resulted from the reasons discussed above.

New orders. New orders received in the third quarter of fiscal 2005 totaled $12.6 million, which represents a 10% decrease from new orders of $14.0 million in the third quarter of fiscal 2004. The rescue hoist and cargo winch product line was particularly strong in the third quarter of fiscal 2004 and accounted for virtually all of the decrease in the third quarter of fiscal 2005. Increases in orders for tiedowns and weapons handling were offset by a decrease in cargo hook orders. Generally, new equipment sales are the subject of high-value, long-term contracts, while repair, overhaul and spare parts sales have much shorter lead times and a less predictable order pattern.

Backlog. Backlog at December 26, 2004 was $32.9 million, down $8.1 million from $41.0 million at March 31, 2004. The reduction in the backlog is due to the order pattern in the first nine months of fiscal 2005 as well as completion of the HLU-196 Bomb Hoist program. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the third quarter of fiscal 2005 was ..73, compared to .84 for the third quarter of fiscal 2004. The decrease in the book to bill ratio was directly related to the increased shipments in the third quarter of fiscal 2005 and lower order intake during the third quarter of fiscal 2005. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

NINE MONTHS ENDED DECEMBER 26, 2004 COMPARED WITH NINE MONTHS ENDED DECEMBER 28, 2003.

Net sales. Our sales decreased to $47.1 million for the first nine months of fiscal 2005, a 4% decrease from sales of $49.1 million for the first nine months of fiscal 2004. This decrease in sales is the result of lower shipments of our weapons handling equipment primarily due to the completion of the HLU-196 Bomb Hoist program.

Gross profit. Gross profit decreased 9% to $19.3 million for the first nine months of fiscal 2005 from $21.1 million for the first nine months of fiscal 2004. Generally, repair and overhaul services and spare parts sales have higher gross margins than sales of new equipment or engineering services. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the results for the first nine months of fiscal 2005. These changes were made as a result of the process and procedures review of that operation over the past twelve months. We have instituted additional levels of verification and have increased personnel training. This situation produced higher labor and material costs than we had planned. As a result, our overhaul and repair throughput was impeded resulting in reduced gross margins in the first nine months of fiscal 2005. The inefficiencies experienced as we implement improvements in our overhaul and repair operation accounted for approximately $1.3 million of the decrease in gross profit with the remaining $0.5 million being related to a lower volume of new equipment products than in the same period last year. These inefficiencies are expected to continue through the remainder of fiscal 2005.

General, administrative and selling expenses. General, administrative and selling expenses increased 8% to $12.6 million in the first nine months of fiscal 2005 from $11.7 million in the first nine months of fiscal 2004. The increase was due to approximately $0.5 million of legal and other costs associated with the ongoing investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operation. There was also an increase in business insurance expense of $0.4 million, product support, engineering and marketing costs of approximately $0.4 million and an increase of $0.3 million in information technology costs associated with the installation of the new enterprise resource planning system. This increase was offset by a reduction in our corporate office expense of $0.7 million which was principally the result of the recognition of a settlement charge of $0.4 million in the first quarter of fiscal 2004 and approximately $0.3 million of cost reductions primarily due to lower amortization of fees related to issuance of debt.

Interest expense. Interest expense increased $0.4 million to $8.1 million in the first nine months of fiscal 2005 from $7.7 million in the first nine months of fiscal 2004 primarily as the result of the increased interest rate on our former subordinated debt and the increased debt level due to payment-in-kind interest.

Other income. Interest income and other expense [income] for the nine months of fiscal 2004 includes a gain of $0.9 million relating to the sales of our remaining 19% interest in Cirteq Limited and the collection of an intercompany note from Cirteq Limited.

Net income. We incurred a net loss of $2.4 million in the first nine months of fiscal 2005, versus net income of $1.9 million in the first nine months of fiscal 2004, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first nine months of fiscal 2005 totaled $39.0 million, which represents an 11% decrease from new orders received of $44.1 million in the first nine months of fiscal 2004. An order for the HLU-196 Bomb Hoist program was received in the first nine months of fiscal 2004, with no new orders being received in the first nine months of fiscal 2005.

Backlog. Backlog at December 26, 2004 was $32.9 million, down $8.1 million from $41.0 million at March 31, 2004. The reduction in the backlog is due to the order pattern mentioned above as well as completion of the HLU-196 Bomb Hoist program. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first nine months of fiscal 2005 was .83, compared to .98 for the first nine months of fiscal 2004. An order for the HLU-196 bomb hoist program in fiscal 2004 that was not repeated in fiscal 2005 resulted in the lower book to bill ratio in fiscal 2005. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

LIQUIDITY AND CAPITAL RESOURCES

As previously reported, the New York Stock Exchange (NYSE) notified us on or about April 7, 2003, that we had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. We submitted to the NYSE an 18-month plan to comply with the listing standards, which was accepted by the NYSE on July 7, 2003. The conclusion of the plan implementation period was October 7, 2004. We received a letter from the NYSE dated October 8, 2004, informing us of the determination of the NYSE to delist our common stock from the NYSE. We filed a notice of appeal with the NYSE and on January 5, 2005 had a hearing before the NYSE Board's Regulation, Enforcement and Listing Standards Committee with respect to the review of the delisting. On January 14, 2005 we announced that we had been informed by the NYSE that it had reaffirmed the determination to delist our stock as set forth in the October 8, 2004 letter. At the close of trading on January 20, 2005, the NYSE suspended trading in our stock. On January 21, 2005 our stock began trading in the Over-the-Counter market, but not on the Over-the-Counter Bulletin Board. On January 26, 2005, we reported that the NASD OTC Compliance Unit has requested supplemental information relative to the previously disclosed investigation by the Newark, New Jersey office of the United States Attorney with respect to the overhaul and repair operations of the our Breeze-Eastern Division, that we are in the process of responding to the market maker to whom the request for the supplemental information was made and that until the market maker resolves the issue with the NASD, our stock will not be traded on the Over-the-Counter Bulletin Board.

WORKING CAPITAL

Our working capital at December 26, 2004, was $18.9 million, compared to $22.2 million at March 31, 2004. The ratio of current assets to current liabilities was 2.5 to 1.0 and 2.6 to 1.0 at December 26, 2004, and March 31, 2004 respectively.

Changes in working capital during the first nine months of fiscal 2005 resulted from a decrease in cash of $0.8 million, an increase in accounts receivable of $2.1 million, a decrease in inventories of $4.7 million, a decrease in prepaid and other current assets of $0.2 million, a decrease in real estate held for sale of $1.4 million, a decrease in accounts payable of $ 1.3 million, a decrease in accrued compensation of $1.2 million, a decrease in accrued interest and other current liabilities of $1.2 million and $0.7 million respectively and a decrease in income tax payable of $0.5 million. In addition, the current portion of long-term debt and short-term borrowings increased by $3.2 million due to the refinancing as described in Note 4. The increase in accounts receivable was due to strong sales at the end of the third quarter fiscal 2005 and the decrease in accrued compensation was due to the payment of bonuses earned in fiscal 2004. The decrease in inventory was largely due to increased sales, and the decrease in prepaid and other current assets was mainly due to fees associated with the lower prepayment of insurance premiums. The decrease in real estate held for sale was due to the sale of land and building retained from a previous divestiture. The decrease in accounts payable was mainly due to the payments coming due for purchases made in the fourth quarter of fiscal 2004. Interest payments on our senior credit facility are due on a monthly basis, instead of quarterly, thus accounting for the decrease in accrued interest. The decrease in other current liabilities is the result of the final shipments on the HLU-196 Bomb Hoist program and payment of liabilities which were accrued in fiscal year 2004. The decrease in income tax payable is the result of a tax installment related to a previous divestiture and a lower effective tax benefit. The number of days that sales were in accounts receivable increased to 40.6 days at December 26, 2004 from 35.2 days at March 31, 2004. The increase in days was attributable to December sales representing 34% of fiscal 2005 third quarter sales due to specific scheduling requirements. Inventory turnover increased to
2.6 turns for the third quarter of fiscal 2005 versus 1.79 turns for fiscal 2004. The increase in inventory turns is reflective of normal inventory and production patterns.

CAPITAL EXPENDITURES

Our additions to property, plant and equipment were $1.6 million for the nine months of fiscal 2005, compared to $350 thousand for the first nine months of fiscal 2004. Projects budgeted in fiscal 2005, are expected to be in a range of $2.6-$3.3 million and include the installation of a new enterprise resource planning (ERP) system.

SENIOR CREDIT FACILITY

On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At December 26, 2004, the Senior Credit Facility has an effective weighted interest rate of approximately 13.7% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. The Company recorded a pre-tax charge of $2.2 million relating to the write-off of unamortized fees from prior financings and the payment of pre-payment premiums in the quarter ended
December 26, 2004. Costs associated with establishing the Senior Credit Facility were $2.2 million and will be amortized over the forty-two month term of the new facility. As mentioned above, we have lowered our current effective interest rate to 13.7% from the 19.5% in effect at the time of the refinancing. Measured against the annual effective interest rate at the time of the refinancing, the Senior Credit Facility is expected to result in an annual interest expense savings of approximately $3.4 million, subject to future changes in the Prime Rate. The Senior Credit Facility also contains provisions that would allow the rate to decline further if we achieve certain operating targets.

TAX BENEFITS FROM NET OPERATING LOSSES

At December 26, 2004, we had federal and state net operating loss carryforwards ("NOLs"), of approximately $59.7 million and $79.6 million, respectively, which are due to expire in fiscal 2006 through fiscal 2024. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

      (DOLLARS IN THOUSANDS)

                          2005     2006     2007    2008     2009      TOTAL
                        ------------------------------------------------------
      Long-term debt    $ 1,051  $ 3,079  $ 3,000  $ 3,000  $51,621   $ 61,751
      Operating leases       72      277      174       65       --        588
                        ------------------------------------------------------
      Total             $ 1,123  $ 3,356  $ 3,174  $ 3,065  $51,621   $ 62,339
                        ======================================================

Obligations for long-term debt do not reflect any change that may occur due to any future change in the Prime Rate of interest.

In addition, we have divested ten businesses since March 31, 2001. Under the terms of the agreements associated with the sales of those businesses, we have agreed to indemnify the purchasers for certain damages that might arise in the event that a representation we made with respect to the divested business is found to have contained a material misstatement, subject in each case to a customary cap on the indemnification amount and customary limitations on the survivability of the representations made. As of the date of this report, we have no unresolved claims for indemnification with respect to these divested businesses. Additionally, the terms of these divestiture agreements generally require the calculation of purchase price adjustments based upon the amount of working capital or net assets transferred at the closing date. In the case of each divestiture completed as of the filing date, purchase price adjustments have been agreed and paid.

INFLATION

While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.

ENVIRONMENTAL MATTERS

We evaluate our exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyses risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including, changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims we might have against others in determining our liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers we might have in determining our environmental liabilities. In those situations where we are considered a de minimus participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.

We continue to participate in environmental assessments and remediation work at eleven locations, including our former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we use a discount rate of 7.5%. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $7.1 million and $9.7 million with an undiscounted amount of $8.0 million to be most probable. Current estimates for expenditures for each of the five succeeding fiscal years are $1.1 million, $0.8 million, $0.3 million, $0.3 million, and $0.3 million respectively, with $5.2 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 30% will relate to remediation activities and that 70% will be associated with monitoring activities.

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

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned although the related business has been sold was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also reached an agreement in principle with the Federal government and are in the process of finalizing the necessary documentation under which the Federal government will pay 45% of the direct and indirect environmental response costs associated with another portion of the site. At December 26, 2004, our cleanup reserve was $1.9 million based on the net present value of future expected cleanup and monitoring costs. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs could extend for up to thirty years.

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

Any number of factors could affect future operations and results, including, without limitation, the results of audits and inquiries into the Company's business practices; the Company's ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business; and those specific risks that are discussed in this Quarterly Report.

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

In November 2004, the Financial Accounting Standards Board issues Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of "so abnormal" in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year ending March 31, 2006. Management has not yet determined that the adoption of this statement will have on the results of our operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We have not yet determined the transition approach in adopting this statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $61.6 million at December 26, 2004. Based on current debt levels, each quarter point increase in the Prime Rate will increase our annual interest expense by approximately $0.2 million.

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

ITEM 6. EXHIBITS

      (a)   Exhibits

            10.29 Waiver dated October 1, 2004 of certain financial covenants of the Securities Purchase Agreement between the Company and the Purchasers named therein, dated as of August 29, 2000, as amended.

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Form 8-K

            On October 12, 2004 the Registrant filed an 8-K which furnished the October 8, 2004 press releases TT Receives Commitment for New Financing and TransTechnology to appeal NYSE Delisting Determination

            On October 14, 2004 the Registrant filed an 8-K which furnished the October 13, 2004 press release TransTechnology Reports Fiscal 2005 Second Quarter Results

            On November 9, 2004 the Registrant filed an 8-K which furnished the November 8, 2004 press release TransTechnology Reports Revised EBITDA Target and Refinancing Terms

            On November 15, 2004 the Registrant filed an 8-K which furnished the November 10, 2004 Credit Agreement and press release TransTechnology Announces Completion of Refinancing

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TRANSTECHNOLOGY CORPORATION
                                  (Registrant)

Dated:  February 7, 2005       By:  /s/ Joseph F. Spanier
                                    ---------------------------------------
                                    Joseph F. Spanier, Vice President,
                                    Chief Financial Officer and Treasurer *

      *On behalf of the Registrant and as Principal Financial and Accounting
       Officer.