Form 10-K
period 2005-03-31
TRANSTECHNOLOGY CORP
filed 2005-08-15
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to
Commission file number 1-7872

TRANSTECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

700 Liberty Avenue Union, New Jersey (Address of principal executive offices)	07083 (Zip Code)
Registrant’s telephone number, including area code:
(908) 688-2440
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $0.01
(Title of class)
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of August 12, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Over-the-Counter market on such date was $46,568,308. (See Item 12)
      As of August 12, 2005, the registrant had 6,700,476 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      The registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders is incorporated by reference into Part III hereof.

PART I
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:
      Certain of the statements contained in the body of this Report are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.	BUSINESS.
GENERAL
      TransTechnology Corporation designs, develops, manufactures and sells sophisticated lifting equipment for specialty aerospace and defense applications. TransTechnology Corporation was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the “Company” or the “Registrant” refer to TransTechnology Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company’s fiscal year ends on March 31. Accordingly, all references to years in this report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
DISCONTINUED OPERATIONS AND RESTRUCTURING
      On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units, excluding ARM for 2002, have previously been classified as the “Specialty Fasteners Segment.” The Company has reclassified these business units as discontinued operations for all periods presented.
      A portion of the Company’s interest expense for 2003 has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $6.3 million in 2003. Income taxes have been allocated to discontinued operations in 2003 based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.
      On April 16, 2002, the Company sold its Aerospace Rivet Manufacturers Corporation subsidiary to Allfast Fastening Systems, Inc. for $3.2 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Company’s then current credit facility with a group of lenders led by Fleet National Bank (the Fleet Credit Facility). No gain or loss was recognized upon the completion of the sale of Aerospace Rivet Manufacturers Corporation in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.
      On May 30, 2002, the Company completed the sale of substantially all of the net assets of its U.S. retaining ring business to SeaView Capital LLC for $2.9 million of cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. Due to the size of the entity created by the sale of the assets and the profitability history of the business associated with the assets being sold, the value of the warrants received in the transaction are not readily determinable and are carried at no value in the accounts of the Company. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of the assets of the

U.S. retaining ring business in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.
      On July 16, 2002, the Company completed the recapitalization of TransTechnology (GB) Ltd., now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). The Company also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq’s real property in Glusburn, England. In the third quarter of 2004, the Company recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.
      On August 6, 2002, the Company completed the sale of all of the shares of TransTechnology Brasil, Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. The Company will also be paid $0.3 million of the intracompany debt due from the Brazilian unit. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of TransTechnology Brasil, Ltda. in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business. A noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of this operation was recorded in fiscal 2003.
      On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility.
      On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the Former Senior Credit Facility (as defined below) and partially repay subordinated debt. On June 11, 2004, the Company sold the Norco, Inc. real estate located in Ridgefield, Connecticut for $1.6 million and applied the net proceeds to reduce its senior debt under the Former Credit Facility.
      In fiscal 2003, the Company recognized charges of $2.7 million, for severance and other costs related to the corporate office restructuring, substantially all of which costs were paid by the end of that fiscal year.
CORE BUSINESS
      As a result of the above referenced restructuring program, TransTechnology Corporation’s core business is aerospace and defense products.
      The Company conducts its business under the trade-name “Breeze-Eastern”. Breeze-Eastern is the world’s largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. Breeze-Eastern also manufactures weapons-handling systems, cargo winches, tie-down equipment and tow-hook assemblies. These products are sold primarily to military and civilian agencies and aerospace contractors.
PRODUCTS
      The Company’s products are designed, developed and manufactured by Breeze-Eastern. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, cargo winches, external hook systems and weapons handling systems. Breeze-Eastern’s weapons-handling systems range from weapons handling equipment on fighting vehicles to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/ Cormorant, Super Stallion, HAFEI Z-9 and Changhe Z-11 helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket System and the United States High Mobility Artillery Rocket System, which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern’s external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.
      Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors.
      The product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2005, the backlog of unfilled orders was $35.1 million, compared to $41.0 million at March 31, 2004. The majority of the March 31, 2005 backlog is expected to be shipped during fiscal 2006.
DEFENSE INDUSTRY SALES
      Approximately 60% of the Company’s consolidated net sales in 2005, as compared to 61% and 55% in 2004 and 2003, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, however, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits.
ENVIRONMENTAL MATTERS
      Due primarily to Federal and State legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental harm caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or corporations acquired by the Company). The Company’s contingencies associated with environmental matters are described in Note 13 of “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-K.
COMPETITION
      The Company competes in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance, delivery and price. The Company’s ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company is successfully doing so both internally and through acquisitions. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete could have a materially adverse effect on the Company’s profitability.
RAW MATERIALS
      The various components and raw materials used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, such items can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. The Company’s business is not dependent upon a single supplier or a few suppliers, the loss of which would have a materially adverse effect on the Company’s consolidated financial position.
EMPLOYEES
      As of July 24, 2005, the Company employed 172 people. There were 166 persons employed with the Breeze-Eastern operation and 6 with the corporate office.
FOREIGN OPERATIONS AND SALES
      The Company has no foreign-based facilities. The Company had export sales of $23.1 million, $22.6 million and $21.9 million in fiscal 2005, 2004 and 2003, respectively, representing 37%, 35% and 40% of the Company’s consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 14 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K.

ITEM 2.	PROPERTIES
      The following table sets forth certain information concerning the Company’s principal facilities:

		Owned or
Location	Use of Premises	Leased	Sq. Ft

Union, New Jersey	Executive offices, Breeze-Eastern offices and manufacturing plant	Owned	188,000
      The Company believes that such facilities are suitable and adequate for the Company’s foreseeable needs and that additional space, if necessary, will be available. The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York and New Jersey. On June 11, 2004, the Company sold its property in Connecticut. In some instances, the properties are leased or are for sale or are under contract for sale.

ITEM 3.	LEGAL PROCEEDINGS
      The information required has been included in Note 13 of “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of the Company’s security holders during the three-month period ended March 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Since January 21, 2005 the Company’s Common Stock, par value $0.01, is traded in the Over-the-Counter (OTC) market under the symbol TTLG. Prior to January 21, 2005, the Company’s Common Stock was traded on the New York Stock Exchange (NYSE) under the symbol TT. As previously reported, the NYSE delisted the Company’s stock on January 20, 2005 for failing to maintain the NYSE continued listing standards. The following table sets forth the range of high and low closing sale prices of shares of the Company’s Common Stock for the calendar quarters indicated, as reported by the New York Stock Exchange or the OTC, as the case may be.

	High	Low

Fiscal 2004
First Quarter	$5.97	$4.38
Second Quarter	9.00	5.44
Third Quarter	9.00	6.50
Fourth Quarter	8.01	6.65
Fiscal 2005
First Quarter	$7.68	$6.85
Second Quarter	8.61	6.95
Third Quarter	8.60	7.00
Fourth Quarter	8.00	5.75
      As of August 11, 2005, the number of stockholders of record of the Common Stock was 1,467. On August 11, 2005, the closing sales price of the Common Stock was $6.95 per share.
      On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table provides selected financial data with respect to the consolidated statements of operations of the Company for the fiscal five years ended March 31, 2005 and the consolidated balance sheets of the Company at the end of each such year.

	Years Ended March 31,

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Net sales	$62,932	$64,606	$54,996	$47,786	$47,775

(Loss) income from continuing operations before income taxes	(4,242)	2,750	(7,439)	(3,596)	(13,947)
(Benefit) provision for income taxes	(1,466)	1,006	(3,574)	(1,366)	(5,191)

(Loss) income from continuing operations	(2,776)	1,744	(3,865)	(2,230)	(8,756)
Income (loss) from discontinued operations	—	—	13,099	(69,551)	(64,214)

Net (loss) income	$(2,776)	$1,744	$9,234	$(71,781)	$(72,970)

(Loss) earnings per share:
Basic:
(Loss) income from continuing operations	$(0.42)	$0.26	$(0.61)	$(0.36)	$(1.42)
Income (loss) from discontinued operations	—	—	2.08	(11.25)	(10.41)

Net (loss) income per share	$(0.42)	$0.26	$1.47	$(11.61)	$(11.83)

Diluted:
(Loss) income from continuing operations	$(0.42)	$0.26	$(0.61)	$(0.36)	$(1.42)
Income (loss) from discontinued operations	—	—	2.08	(11.25)	(10.41)

Net (loss) income per share	$(0.42)	$0.26	$1.47	$(11.61)	$(11.83)

Dividends declared and paid per share	$—	$—	$—	$—	$0.195

Total assets	$76,438	$77,209	$85,123	$144,746	$395,852
Long-term debt	$57,868	$56,472	$53,487	$107,564	$658 (a)
Redeemable common stock	$—	$—	$1,283	$—	$—
Stockholders’ (deficit) equity	$(6,359)	$(3,787)	$(7,923)	$(16,207)	$51,875
Book value per share	$(0.95)	$(0.58)	$(1.23)	$(2.62)	$8.40
Shares outstanding at year-end	6,697	6,498	6,457	6,191	6,172

(a)	Excluding callable debt of $271,307.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
      Certain statements in this Annual Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.
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
      Any number of factors could affect future operations and results, including, without limitation, the results of audits and inquiries into the Company’s business practices; the Company’s ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; and those specific risks that are discussed elsewhere in this Annual Report on Form 10-K.
      The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
GENERAL
      We design, develop and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s largest designer and leading supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, tie-down equipment and tow-hook assemblies. Marketed under the trade name “Breeze-Eastern”, our products are designed to be efficient and reliable in extreme operating conditions. Our equipment is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
      Beginning in fiscal 2001, we implemented a restructuring plan to focus our resources and capital on our aerospace and defense products business and exit the specialty fastener segment. On February 24, 2003, we completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc., for cash consideration of $51.0 million, subject to post-closing adjustments. This transaction completed our divestiture program. As a result, our discontinued operations for fiscal 2003 include Norco, Inc. and all of the operations related to our Specialty Fastener segment, including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp. and TCR Corporation. Of the operations included in discontinued operations prior to fiscal 2003, only the operations of TransTechnology Engineered Rings USA, Inc., TransTechnology (GB) Limited, TransTechnology Brasil Ltda., Aerospace Rivet Manufacturers Corporation, TCR Corporation and Norco, Inc. were carried into fiscal 2003.
      All discussions related to our ongoing operations, or to TransTechnology Corporation, which include our results of operations, refer only to continuing operations, which consists of our Breeze-Eastern business. We discuss our discontinued operations separately under the heading “Divestitures and Discontinued Operations.”
      All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
      As previously reported, we were subject to an investigation that was conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern’s overhaul and repair operations. We have now reached an agreement in principle with the United States Government on the resolution of the civil and contractual aspects of the investigation and have been advised by the United States Attorney that there will be no criminal charges against us with respect to this matter. Under the agreement in principle, we will pay to the United States Government $1.0 million in three installments. A first installment of $0.1 million will be paid upon finalization of the agreement, a second installment of $0.3 million will be paid on March 30, 2006 and a third and final installment of $0.6 million will be paid on September 30, 2006. We recorded a pre-tax charge of $1.2 million relating to the settlement and associated costs. We have cooperated fully with the government throughout the investigation. In addition, the Board of Directors retained a fact finding and forensic accounting firm, The Bradlau Group of Morristown, New Jersey, to perform an independent review of the overhaul and repair operations of our Breeze-Eastern business. The Board of Directors shared the preliminary and follow-on reports of the findings of this independent review with the United States Attorney’s office. We have implemented changes in our operating procedures and added new personnel to our overhaul and repair operation which has had the effect of producing higher labor and material costs and lower gross profit and has impeded throughput in that operation.
CRITICAL ACCOUNTING POLICIES
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.
      Revenue Recognition. Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul is recognized upon the completion of the related repairs or overhaul and the unit is shipped to the customer.
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
      We discuss current estimated exposure to environmental claims under the caption “Environmental Matters.”
      Deferred Tax Assets. This asset, for which a valuation allowance for a portion of the non-current state taxes has been established, represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carryforwards. Because we expect to generate adequate amounts of taxable income prior to the expiration of the federal and state net operating loss carryforwards in 2022 through 2025 and 2006 through 2011 respectively, no additional valuation allowance is considered necessary. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. The State of New Jersey, in response to a budget crisis, currently allows the utilization of net operating loss carryforwards up to 50% of taxable income earned in the state for our 2006 fiscal year. As a result, we will be required to pay New Jersey state income taxes on 50% of fiscal 2006 taxable income in spite of losses being carried forward. It is possible that the State of New Jersey could extend the limitation, or reinstate the suspension of utilization of net operating loss carryforwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.
RESULTS OF OPERATIONS

Fiscal 2005 Compared to Fiscal 2004
      Net sales. Our net sales decreased to $62.9 million for fiscal 2005, a 3% decrease from net sales of $64.6 million for fiscal 2004. This decrease in sales is entirely attributable to lower shipments of our weapons handling equipment primarily due to the completion of the HLU-196 Bomb Hoist program. Aside from the weapons handling products, new equipment sales, which were heavily driven by our hoist and winch shipments, increased 21%, and aftermarket sales, overhaul and repair services and spare parts, increased 7% over fiscal 2004. Aftermarket sales represented 49% of total sales in fiscal 2005 as compared to 44% in fiscal 2004.
      Gross profit. Gross profit decreased 5% to $26.8 million for fiscal 2005 from $28.1 million for fiscal 2004 and the gross profit margin decreased to 42.5% in fiscal 2005 from 43.5% in fiscal 2004. The mix of sales in fiscal 2005 as compared to fiscal 2004 was more heavily weighted to the aftermarket products which generally have higher gross margins than sales of new equipment. However, in fiscal 2005 we implemented changes in our operating procedures and added new personnel to our overhaul and repair operation, all of which has had an impact on the gross profit. This, coupled with the lower volume in fiscal 2005, was responsible for the decrease in gross profit and the gross profit margin. We are working through myriad issues relating to the effect of the inefficiencies noted above due to the implementation of the changes and to recover the gross margin in this area. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers’ orders, over which we have no control.
      General administrative and selling expenses. General, administrative and selling expenses increased 7% to $17.3 million in fiscal 2005 from $16.2 million in fiscal 2004. The increase was primarily due to approximately $0.5 million of pre-settlement legal and other costs associated with the concluded investigation by the United States Attorney of our overhaul and repair operation, increased spending of approximately $0.6 million associated with product support, engineering and marketing costs, approximately $0.5 million related to issues associated with former divestitures, and approximately $0.6 million in information technology costs associated with the installation of the new enterprise resource planning system. These increases were offset by an approximate decrease of $0.8 million of loan fee amortization costs, and an approximate net decrease of $0.3 million in salary and bonus expense.
      Interest expense. Interest expense increased $0.1 million to $10.5 million for fiscal 2005 from $10.4 million in fiscal 2004 primarily as the result of the increased interest rate on our former subordinated debt and the increased debt level due to payment-in-kind interest.
      Loss on extinguishment of debt. In November 2004, we refinanced the then outstanding debt. The loss on extinguishment of debt of $2.2 million represents the write-off of unamortized debt issue costs and the payment of pre-payment premiums related to the debt being refinanced.
      Other income. Interest and other (income) expense for fiscal 2004 includes a gain of $0.9 million relating to the sale of our remaining 19% interest in Cirteq, Ltd. and the collection of an intercompany note from Cirteq, Ltd. No such gain was recognized in fiscal 2005.
      Settlement with the U.S. Government. See the General section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Net (loss) income. We incurred a net loss of $2.8 million in fiscal 2005 versus net income of $1.7 million in fiscal 2004 which primarily resulted from the reasons discussed above.
      New orders. New orders received in fiscal 2005 totaled $57.1 million which represents a 4% decrease from new orders of $59.4 million in fiscal 2004. New orders for hoist and winch products and spares in fiscal

2005 showed a strong increase over fiscal 2004, while orders for new weapons handling equipment and the hoist and winch overhaul and repair business were down. The decrease in weapons handling orders is reflective of the completion of the contract with the U.S. Navy for the HLU-196 Bomb Hoist while the decrease in new orders for hoist and winch overhaul and repair is related to the surge experienced during the build-up for Operation Iraqi Freedom.
      Backlog. Backlog at March 31, 2005 was $35.1 million, down $5.9 million from $41.0 million at March 31, 2004. The decrease in backlog is primarily attributable to shipments of new hoist and winch products. We measure backlog by the amount of product or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for fiscal 2005 was 0.91, compared to 0.92 for fiscal 2004. The flat comparison of the book to bill ratio was primarily due to the delay of the release of orders involving several programs on which we are specified as the supplier. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

Fiscal 2004 Compared to Fiscal 2003
      Net sales. Our sales increased to $64.6 million for fiscal 2004, a 17% increase over sales of $55.0 million for fiscal 2003. This increase in sales was the result of higher shipments of rescue hoists and cargo hooks for military and civil rescue agencies and shipments of our HLU-196 Bomb Hoist to the U.S. Navy. The HLU-196 Bomb Hoist is a newly developed product for which we were under contract to the U.S. Navy to deliver approximately 550 units with 13 units remaining which were shipped in the first quarter of fiscal 2005.
      Gross profit. Gross profit increased 14% to $28.1 million for fiscal 2004 from $24.6 million for fiscal 2003. Generally, overhaul and repair services and spare parts sales have higher gross margins than sales of new equipment or engineering services. Notwithstanding improved gross margins realized in fiscal 2004 for new equipment versus 2003, the change in product mix to one that was more heavily weighted in favor of new equipment led to a decrease in gross margin to 43.5% in fiscal 2004 from 44.7% in fiscal 2003. Generally, we cannot predict changes in our product mix between aftermarket sales and new equipment sales for any given period because the changes result primarily from the timing of our customers’ orders, over which we have little control.
      General, administrative and selling expenses. General, administrative and selling expenses decreased 8% to $16.2 million in fiscal 2004 from $17.6 million in fiscal 2003. This decrease was primarily due to lower corporate office expenses resulting from the completion of the restructuring of the corporate office that began in the fourth quarter of fiscal 2001. This decrease was offset partially by approximately $1.0 million of legal and other costs associated with the investigation by the Newark, New Jersey office of the United States Attorney of our overhaul and repair operations.
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
      Forbearance fees. During fiscal 2004, we incurred no expense for forbearance fees versus the $0.8 million we paid in fiscal 2003 to our lenders under our prior senior credit agreement in exchange for their agreement not to pursue any actions against us for violating certain financial covenants. The elimination of this expense was the result of the refinancing of the then current senior credit agreement in August 2002, which cured all defaults and ended the forbearance agreements.

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
      Net income. We earned net income of $1.7 million in fiscal 2004, versus net income of $9.2 million (including a gain from discontinued operations of $13.1 million — see “Divestitures and Discontinued Operations”) in fiscal 2003, which primarily resulted from the reasons discussed above.
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
      Backlog. Backlog at March 31, 2004 was $41.0 million, down $5.2 million from $46.2 million at March 31, 2003. The decrease in the backlog is primarily attributable to shipments of the HLU-196 Bomb Hoist for the U.S. Navy mentioned above. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for fiscal 2004 was 0.92, compared to 1.22 for fiscal 2003. Cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

Liquidity and Capital Resources
      Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our long-term contracts with the U.S. Government. Although we have infrequently received payments on these government contracts based on performance milestones, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of these orders.
      Our restructuring and divestiture program has had a substantial impact upon our financial condition through March 31, 2005, as we reduced debt with the proceeds from the divestitures and lowered costs as a result of the corporate office restructuring. At March 31, 2005, there was $0.4 million outstanding under the revolving portion of our $10.0 million Senior Credit Facility (as defined below). The Senior Credit Facility prohibits the payment of dividends.
      As previously reported, the New York Stock Exchange (NYSE) delisted the Company’s stock in January 2005 for failing to maintain the NYSE continued listing standards. The Company’s stock currently trades in customer initiated transactions in the over-the-counter market under the symbol TTLG. The Company expects that in the future a market maker will be approved by the National Association of Securities Dealers for transactions in the Company’s stock.

Working Capital
      Our working capital at March 31, 2005, was $16.4 million, compared to $22.2 million at the beginning of fiscal 2005. The ratio of current assets to current liabilities was 2.1 to 1.0 at March 31, 2005, compared to 2.6 to 1.0 at the beginning of fiscal 2005.

      Working capital changes during fiscal 2005 resulted from an increase in accounts receivable of $1.1 million, a decrease in inventories of $4.6 million, an increase in income tax receivable of $0.6 million, a decrease in deferred taxes of $1.3 million, and a decrease in real estate held for sale of $1.4 million. The increase in accounts receivable was due to strong shipments in March of fiscal 2005 versus the same month in fiscal 2004. The decrease in inventory was largely due to lower stocking levels of long lead time materials and the manufacture of work in progress needed to fulfill customers’ long-term purchase orders. The increase in income tax receivable was due to expected refunds resulting from net operating loss carry backs. The utilization of timing differences resulted in the decrease in deferred taxes. The decrease in real estate held for sale is due to the sale of land and buildings retained from a previous divestiture. The number of days that sales were outstanding in accounts receivable increased to 39.8 days at March 31, 2005, from 35.5 days at March 31, 2004. Inventory turnover improved to 2.28 turns from 1.79 turns over the same time period due to the low level of inventory at the end of fiscal 2005 discussed above. Excluding the current portion of long-term debt and the revolving credit facility, current liabilities decreased $3.1 million. Lower accounts payable relates to lower inventory, lower accrued interest relates to the payment due date of interest on the Senior Credit Facility and lower taxes relates to the payment of taxes due resulting from the disposition of a former foreign affiliate. Other current liabilities increased as a result of a reclassification of environmental reserves from other long-term liabilities to current. All other changes in current liabilities were the result of operating activities.

Capital Expenditures
      Our capital expenditures were $2.5 million for fiscal 2005, compared to $0.5 million for fiscal 2004. The Company initiated the implementation of a new enterprise resource planning system late in fiscal 2004 and expects to complete the project in early fiscal 2006. The total cost of the new system is anticipated to be $3.0 million and will be amortized primarily over a period of five years.

Senior Credit Facility
      On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At March 31, 2005, the Senior Credit Facility has an effective weighted average interest rate of approximately 14.4% which is tied to the prime rate and, accordingly is variable based on changes to this rate. The Term Loans require monthly principal payments of $250,000 over the term of the loans with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of our assets. We recorded a pre-tax charge of $2.2 million relating to the write-off of unamortized debt issue costs and the payment of pre-payment premiums in fiscal 2005. Costs associated with establishing the Senior Credit Facility were $2.2 million and will be amortized over the forty-two month term of the facility. We are in Compliance with the provisions of the facility.

Former Senior Credit Facility
      At the time of the refinancing on November 10, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the “Former Senior Credit Facility”) to refinance all remaining obligations outstanding under the prior senior credit facility. The Former Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004, and was repaid in full on November 10, 2004 (see “Senior Credit Facility” above). The maturity date of this facility, as amended, was January 31, 2005, and had an interest rate of 5.75%. The Former Senior Credit Facility was secured by all of the Company’s assets.

Senior Subordinated Notes
      On August 30, 2000, we completed a private placement of $75.0 million of senior subordinated notes (the “Notes”) and warrants to purchase shares of our common stock (the “Warrants”) to a group of institutional investors (collectively, the “Purchasers”). We used the proceeds of the private placement to retire, in full, a $75.0 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bore interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in “payment-in-kind” (“PIK”) promissory notes. The PIK portion of the interest rate increased 0.25% each quarter, commencing December 31, 2002 until the Notes were repaid. Effective October 7, 2004, the Purchasers executed a waiver with respect to our technical compliance with certain financial covenants. At the time of the refinancing on November 10, 2004 described above, the principal balance outstanding on the Notes amounted to $58.7 million, which included the original principal amount plus the PIK notes.
      Upon amending the Warrants in August 2002, we created a compound derivative with both a call feature and a put feature. The call feature had an exercise price of $.01 and the put feature permitted the holders to put the shares underlying the Warrants to us for $5.00 per share upon the occurrence of certain Liquidity Events (as defined in the Warrants), such as the sale of a material part of our business. The 427,602 unexercised Warrants at the time of the amendment constituted financial derivatives as of that date and were required to be accounted for as such under SFAS No. 133. As a result, we recorded in the second quarter of fiscal 2003, a liability in the amount of $4.5 million relative to the Warrants with a corresponding reduction to paid-in capital. The amount was determined by multiplying the 427,602 Warrants by the closing price ($10.64) of our stock on August 7, 2002. At the end of each quarter of fiscal 2003, the Warrants were marked to market using the closing price of our stock as of the last day of the accounting quarter in accordance with SFAS No. 133. These quarterly gains and losses netted to a gain of $2.0 million for the full fiscal year 2003. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, we reclassified in the first quarter of 2004, $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of 2004, the Purchaser revoked its put exercise and that portion was reclassified to additional paid-in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of 2004. None of the Warrants were put to us and as of November 5, 2004 all Warrants had been exercised.
      Amortization of loan origination fees on the Fleet Credit Facility, Former Senior Credit Facility and Senior Facility and the Senior Subordinated Notes amounted to $0.8 million, $1.6 million and $1.7 million in 2005, 2004 and 2003 respectively. The Senior Credit Facility prohibits the payment of dividends.
      We have long-term debt maturities of $3.1 million, $3.0 million, $3.0 million and $51.9 million in fiscal 2006, 2007, 2008 and 2009 respectively.
TAX BENEFITS FROM NET OPERATING LOSSES
      At March 31, 2005, we had federal and state net operating loss carryforwards, or NOLs, of approximately $61.2 million and $110.2 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2006 through fiscal 2011, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. Failure by the Company to achieve sufficient taxable income to utilize the NOL’s would require the recording of an additional valuation allowance against the deferred tax assets. The Internal Revenue Code of 1986, as amended (the “Code”) imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. The State of New Jersey, in response to a budget crisis, currently allows the utilization of net operating loss carryforwards up to 50% of taxable income earned in the state for our 2006 fiscal year. As a result, we will be required to pay New Jersey state income taxes on 50% of fiscal 2006 taxable income in spite of losses being carried forward. It is possible that the State of New Jersey could extend the limitation, or reinstate the suspension of utilization of net operating loss carryforwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.
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
      On April 16, 2002, we sold Aerospace Rivet Manufacturers Corporation to Allfast Fastening Systems, Inc. for $3.2 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of Aerospace Rivet Manufacturers Corporation in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.
      On May 30, 2002, we completed the sale of substantially all of the net assets of TransTechnology Engineered Rings (USA) to a newly formed affiliate of Sea View Capital LLC for $2.9 million in cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. Due to the size of the entity created by the sale of the assets and the profitability history of the business associated with the assets being sold, the value of the warrants received in the transaction are not readily determinable and are carried at no value in the accounts of the Company. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of the assets of the U.S. retaining ring business in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.
      On July 16, 2002, we completed the recapitalization of our TransTechnology (GB) Ltd. subsidiary, now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). We also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq’s real property in Glusburn, England. In the third quarter of 2004, we recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.
      On August 6, 2002, we completed the sale of all of the shares of TransTechnology Brasil Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. We also will be paid $0.3 million of intracompany debt due from the Brazilian unit. We used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of TransTechnology Brasil Ltda. in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business. A noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of this operation was recorded in fiscal 2003.
      On January 3, 2003, we completed the sale of the business and substantially all of the assets of our wholly owned subsidiary, TCR Corporation, to a newly formed affiliate of Mid-Mark Capital LLC for $10.0 million in cash. We used the net proceeds of the sale to repay borrowings outstanding under the Former Senior Credit Facility.
      On February 24, 2003, we sold Norco, Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly owned subsidiary of TransDigm Inc. We used the net cash proceeds to retire senior debt under the Former Senior Credit Facility and partially repay subordinated debt. On June 11, 2004, we sold the Norco, Inc. real estate located in Ridgefield, Connecticut for $1.6 million and applied the net proceeds to reduce our senior debt under the Former Credit Facility.

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
SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
      The following table reflects a summary of our contractual cash obligations for the next several years:

	2006	2007	2008	2009	2010	Total

	(Dollars in thousands)
Long-term debt	$3,079	$3,000	$3,000	$51,868	$—	$60,947
Operating leases	292	173	36	17	17	535

Total	$3,371	$3,173	$3,036	$51,885	$17	$61,482

      Obligations for long-term debt do not reflect any change that may occur due to any future change in the prime rate of interest. Assuming an effective weighted average interest rate of approximately 14.4%, the interest expense on the long-term debt would be $8.6 million, $8.1 million, $7.7 million and $0.6 million for fiscal 2006, 2007, 2008 and 2009 respectively.
INFLATION
      While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.
CONTINGENCIES
      Environmental Matters — We evaluate the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that we might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers that we might have in determining our environmental liabilities. In those situations where we are considered a de minimus participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
      We continue to participate in environmental assessments and remediation work at eleven locations, including our former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we use a discount rate of 7.5%. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries, for each of the five succeeding fiscal years are $1.1 million,

$1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
      We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we are developing a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $2.1 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
      The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also finalized an agreement under which the Federal government will pay an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At March 31, 2005, our cleanup reserve was $2.1 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $1.0 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
      In addition, we have been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that we are a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that we were an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. We estimate expected future costs, and estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million without discounting for present value and have provided for these estimated costs in our accrual for environmental liabilities.
      Litigation — We are also engaged in various other legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will have no material effect on our consolidated financial position or the results of our operations in future periods.
RECENTLY ISSUED ACCOUNTING STANDARDS
      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires us to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of this statement will have a material effect on the results of our operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 amends

APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this statement will have material effect on the results of operations.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No. 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for reporting periods beginning after December 15, 2005. We have not yet determined the transition approach in adopting this statement. See Note 1 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form  10-K.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the fiscal year ending March 31, 2006. The adoption of this statement will have not have a material effect on the results of our operations.
      In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R was effective at the end of the first quarter ended June 27, 2004. The adoption of this statement did not have a material impact on our financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility at March 31, 2005. The Senior Credit Facility is tied to the prime rate and as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.6 million based on the amount outstanding under the facility at March 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
TransTechnology Corporation:
Union, New Jersey
We have audited the accompanying consolidated balance sheets of TransTechnology Corporation and subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of TransTechnology Corporation and subsidiaries at March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 16 to the financial statements, the Company restated its statement of consolidated cash flows for the year ended March 31, 2003.
Parsippany, New Jersey
August 12, 2005

TRANSTECHNOLOGY CORPORATION
Consolidated Balance Sheets

	March 31,

	2005	2004

	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,039	$960
Accounts receivable (net of allowance for doubtful accounts of $16 and $10 in 2005 and 2004, respectively)	9,782	8,720
Inventories, net	15,897	20,449
Prepaid expenses and other current assets	873	842
Income tax receivable	954	395
Deferred income taxes	2,050	3,334
Real estate held for sale	—	1,432

Total current assets	30,595	36,132

PROPERTY:
Land	534	534
Buildings	4,100	4,099
Machinery and equipment	4,367	4,565
Furniture, fixtures and information systems	6,514	4,024

Total	15,515	13,222
Less accumulated depreciation and amortization	11,023	10,794

Property — net	4,492	2,428

OTHER ASSETS:
Deferred income taxes	29,100	27,035
Other	12,251	11,614

Total other assets	41,351	38,649

TOTAL	$76,438	$77,209

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Revolving Credit Facility	$386	$—
Current portion of long-term debt	3,079	79
Accounts payable — trade	3,768	5,224
Accrued compensation	2,270	2,890
Accrued income taxes	652	1,566
Accrued interest	781	1,811
Other current liabilities	3,303	2,389

Total current liabilities	14,239	13,959

LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS	57,868	56,472

OTHER LONG-TERM LIABILITIES	10,690	10,565

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
STOCKHOLDERS’ DEFICIT:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 7,087,211 and 7,059,107 shares in 2005 and 2004, respectively	71	71
Additional paid-in capital	74,136	76,728
Accumulated deficit	(74,025)	(71,249)
Unearned compensation	(114)	(97)

	68	5,453
Less treasury stock, at cost — 390,135 and 560,964 shares in 2005 and 2004 respectively	(6,427)	(9,240)

Total stockholders’ deficit	(6,359)	(3,787)

TOTAL	$76,438	$77,209

See notes to consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
Statements of Consolidated Operations

	Years Ended March 31,

	2005	2004	2003

	(In thousands, except share data)
Net sales	$62,932	$64,606	$54,996
Cost of sales	36,177	36,503	30,426

Gross profit	26,755	28,103	24,570
General, administrative and selling expenses	17,320	16,211	17,605
Interest expense	10,469	10,431	9,158
Interest and other (income) expense — net	(174)	(1,289)	18
Settlement with U.S. Government	1,197	—	—
Loss on extinguishment of debt	2,185	—	3,735
Unrealized gain on warrants	—	—	(1,967)
Forbearance fees	—	—	764
Corporate office restructuring charge	—	—	2,696

(Loss) income from continuing operations before income taxes	(4,242)	2,750	(7,439)
Income tax (benefit) provision	(1,466)	1,006	(3,574)

(Loss) Income from continuing operations	(2,776)	1,744	(3,865)
Discontinued operations:
Income on from sale of businesses and income from operations of discontinued businesses prior to phase out period (less applicable income taxes of $3,083) for 2003	—	—	13,099

Net (loss) income	$(2,776)	$1,744	$9,234

Earnings (loss) per share:
Basic:
(Loss) income from continuing operations	$(0.42)	$0.26	$(0.61)
Income from discontinued operations	—	—	2.08

Net (loss) income per share	$(0.42)	$0.26	$1.47

Diluted:
(Loss) income from continuing operations	$(0.42)	$0.26	$(0.61)
Income from discontinued operations	—	—	2.08

Net (loss) income per share	$(0.42)	$0.26	$1.47

Weighted — average basic shares outstanding	6,688,000	6,658,000	6,303,000
Weighted — average diluted shares outstanding	6,688,000	6,679,000	6,303,000
See notes to consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
Statements of Consolidated Cash Flows

	Years Ended March 31,

			2003
			As Restated
	2005	2004	See Note 16

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,776)	$1,744	$9,234
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net income from discontinued operations, including asset impairments	—	—	(13,099)
Write off of unamortized loan fees	1,438	—	2,199
Depreciation and amortization	1,496	2,279	2,367
Change in net assets of discontinued companies	—	—	(5,857)
Warrant mark-to-market adjustment	—	—	1,967
Noncash interest expense	2,803	3,256	3,263
Provision for (reduction of) losses on accounts and notes receivable	6	(55)	(276)
Loss on sale or disposal of fixed assets	—	—	7
Loss on sale of real estate	—	—	145
Changes in assets and liabilities — excluding the effects of dispositions:
(Increase) decrease in accounts receivable and other receivables	(1,627)	(1,976)	8,602
Decrease (increase) in inventories	4,552	(766)	(2,814)
(Increase) decrease in deferred taxes, net	(781)	35	(2,608)
(Increase) decrease in other assets	(649)	353	(2,869)
(Decrease) increase in accounts payable	(1,456)	270	451
(Decrease) increase in accrued compensation	(620)	43	616
(Decrease) increase in income taxes payable	(914)	(629)	2,011
Decrease in other liabilities	(195)	(11,130)	(2,263)

Net cash provided by (used in) operating activities	1,277	(6,576)	1,076

Cash flows from investing activities:
Capital expenditures	(2,522)	(539)	(588)
Proceeds from sale of real estate	1,331	—	1,263
Proceeds from sale of businesses	—	—	67,425
Proceeds from sale of fixed assets	—	—	1
Decrease (increase) in notes and other receivables	26	1,012	(980)

Net cash (used in) provided by investing activities	(1,165)	473	67,121

Cash flows from financing activities:
Payments on long-term debt	(59,641)	—	(49,729)
Proceeds from long-term debt and borrowings	61,500	—	20,500
Borrowings (repayments) of other debt	307	(79)	(28,819)
Payment of debt issue costs	(2,220)	—	(3,063)
Exercise of stock options and other	21	38	(79)

Net cash used in financing activities	(33)	(41)	(61,190)
Increase (decrease) in cash and cash equivalents	79	(6,144)	7,007
Cash and cash equivalents at beginning of year	960	7,104	97

Cash and cash equivalents at end of year	$1,039	$960	$7,104

Supplemental information:
Interest payments	$9,547	$7,088	$16,975
Income tax payments	$807	$2,105	$266
Increase in senior subordinated note and term loans for paid-in-kind interest expense	$2,616	$3,064	$2,672
See notes to consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
Statements of Consolidated Stockholders’ Deficit

Years
Ended							Notes	Accumulated
March 31,	Common Stock		Treasury Stock		Additional		Receivable	Other		Total
2005, 2004					Paid-in	Accumulated	from	Comprehensive	Unearned	Comprehensive
and 2003	Shares	Amount	Shares	Amount	Capital	Deficit	Officers	Income (Loss)	Compensation	Income (Loss)

	(In thousands, except share data)
BALANCE, MARCH 31, 2002	6,739,264	$67	(548,186)	$(9,086)	$78,286	$(82,227)	$(123)	$(2,888)	$(236)
Net income	—	—	—	—	—	9,234	—	—	—	$9,234
Other comprehensive income:
Currency translation adjustment	—	—	—	—	—	—	—	(86)	—	(86)
Less: reclassification adjustment on deferred tax on currency translation adjustment	—	—	—	—	—	—	—	(1,555)	—	(1,555)
Less: reclassification adjustment for sale of foreign subsidiaries	—	—	—	—	—	—	—	4,529	—	4,529
Loan repayment by officer	—	—	—	—	—	—	123	—	—	—
Warrant adjustment	—	—	—	—	(4,547)	—	—	—	—	—
Issuance of stock from warrant exercise	256,561	3	—	—	393	—	—	—	—	—
Issuance of stock under stock option plan/other	14,066	—	(5,138)	(56)	63	—	—	—	—	—
Issuance of stock under bonus plan	8,408	—	(7,640)	(98)	88	—	—	—	193	—

BALANCE, MARCH 31, 2003	7,018,299	70	(560,964)	(9,240)	74,283	(72,993)	—	—	(43)	$12,122

Net income and other comprehensive income	—	—	—	—	—	1,744	—	—	—	$1,744
Warrant put option expired	—	—	—	—	2,184	—	—	—	—	—
Issuance of stock under stock option plan/other	7,400	—	—	—	38	—	—	—	—	—
Issuance of stock under compensation and bonus plan	33,408	1	—	—	223	—	—	—	(54)	—

BALANCE, MARCH 31, 2004	7,059,107	71	(560,964)	(9,240)	76,728	(71,249)	—	—	(97)	$1,744

Net loss and other comprehensive loss	—	—	—	—	—	(2,776)	—	—	—	$(2,776)
Issuance of stock from warrant exercise	—	—	170,829	2,813	(2,813)	—	—	—	—	—
Issuance of stock under stock option plan/other	3,400	—	—	—	21	—	—	—	—	—
Issuance of stock under compensation and bonus plan	24,704	—	—	—	200	—	—	—	(17)	—

BALANCE, MARCH 31, 2005	7,087,211	$71	(390,135)	$(6,427)	$74,136	$(74,025)	$—	$—	$(114)	$(2,776)

See notes to consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF ACCOUNTING PRINCIPLES
      BUSINESS — The fiscal year for TransTechnology Corporation (the “Company”) ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
      The Company, which has one manufacturing facility in the United States, develops, manufactures, sells and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches and hoists for aircraft and weapons systems.
      USE OF ESTIMATES — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in its consolidated financial statements and accompanying notes. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. Actual results could differ from those estimates.
      PRINCIPLES OF CONSOLIDATION — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.
      REVENUE RECOGNITION — Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul is recognized upon the completion of the related repairs or overhaul and the unit is shipped to the customer.
      CASH AND CASH EQUIVALENTS — The Company considers all highly liquid investments with a maturity at date of acquisition of three months or less to be cash equivalents.
      INVENTORIES — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor and manufacturing overhead costs.
      PROPERTY AND RELATED DEPRECIATION AND AMORTIZATION — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets ranging from three to thirty years. Depreciation expense for the years ended March 31, 2005, 2004 and 2003 was $0.5 million, $0.5 million, and $0.5 million, respectively.
      EARNINGS PER SHARE (“EPS”) — The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2005	2004	2003

Basic earnings per common share:
Weighted-average common shares outstanding	6,688,000	6,658,000	6,303,000

Diluted earnings per common share:
Weighted-average common shares outstanding	6,688,000	6,658,000	6,303,000
Stock options	—	21,000	—

Denominator for diluted earnings per common share	6,688,000	6,679,000	6,303,000

      Options to purchase 164,138 shares of common stock at prices between $8.84 and $19.38 were outstanding during 2005 but were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares. Similarly, during 2004, options to purchase 230,135 shares of common stock at prices between $8.84 and $19.38 were outstanding but were not included in the computation of diluted EPS. During 2003, options to purchase 311,411 shares of common stock at prices between $8.84 and $27.88 were outstanding but were not included in the computation of diluted EPS.
      RESEARCH, DEVELOPMENT AND ENGINEERING COSTS — Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $2.5 million, $2.3 million and $2.3 million in 2005, 2004 and 2003, respectively. Included in these amounts were expenditures of $1.9 million, $2.0 million and $1.7 million in 2005, 2004 and 2003, respectively, which represent costs related to research and development activities.
      INCOME TAXES — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.
      FINANCIAL INSTRUMENTS — The Company does not hold or issue financial instruments for trading purposes.
      STOCK-BASED COMPENSATION — Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table includes as reported and proforma information required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Proforma information is based on the fair value method under SFAS No. 123 (in thousands except per share amounts):

	2005	2004	2003

Net (loss) income, as reported	$(2,776)	$1,744	$9,234
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	131	108	46
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(280)	(227)	(270)

Proforma net (loss) income	$(2,925)	$1,625	$9,010

Net (loss) income per share:
Basic and diluted — as reported	$(0.42)	$0.26	$1.47

Basic and diluted — proforma	$(0.44)	$0.24	$1.43

      IMPAIRMENT OF LONG-LIVED ASSETS — Long-lived assets (excluding financial instruments and deferred tax assets) and certain identifiable intangibles to be held and used are reviewed by the Company for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
      NEW ACCOUNTING STANDARDS — In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Management does not believe that the adoption of this statement will have a material effect on the results of its operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this statement will have a material effect on the results of operations.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No. 123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for reporting periods beginning after December 15, 2005. Management has not yet determined the transition approach in adopting this statement.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the fiscal year ending March 31, 2006. The adoption of this statement will have not have a material effect on the Company’s financial position or results of operations.
      In December 2003, the FASB issued Interpretation No. 46R, a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. Interpretation No. 46R clarifies some of the provisions of Interpretation No. 46 and exempts certain entities from its requirements. Interpretation No. 46R was effective at the end of the first quarter ended June 27, 2004. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

2.	DISCONTINUED OPERATIONS AND RESTRUCTURING
      On January 19, 2001, the Company announced its intention to restructure and divest its cold-headed products (TCR), retaining ring (Seeger-Orbis, TransTechnology (GB), TT Brasil, and TransTechnology Engineered Rings USA), hose clamp (Breeze Industrial and Pebra) and aerospace rivet (Aerospace Rivet Manufacturers Corp.) operations. In addition, on April 12, 2001, the Company announced that it would divest TransTechnology Engineered Components (TTEC), a manufacturer of spring steel engineered fasteners and headlight adjusters. For business segment reporting purposes, these above-mentioned business units, excluding ARM for 2002, have previously been classified as the “Specialty Fasteners Segment.” The Company has reclassified these business units as discontinued operations for all periods presented.
      A portion of the Company’s interest expense for 2003 has been allocated to discontinued operations based upon the net asset balances attributable to those operations. Interest expense allocated to discontinued operations was $6.3 million in 2003. Income taxes have been allocated to discontinued operations in 2003 based on the estimated tax attributes of the income and assets of the underlying discontinued businesses.
      On April 16, 2002, the Company sold its Aerospace Rivet Manufacturers Corporation subsidiary to Allfast Fastening Systems, Inc. for $3.2 million cash. The net proceeds of the sale were used to repay borrowings outstanding under the Company’s then current credit facility the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of Aerospace Rivet Manufacturers Corporation in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.
      On May 30, 2002, the Company completed the sale of substantially all of the net assets of its U.S. retaining ring business to SeaView Capital LLC for $2.9 million of cash, a promissory note of $0.8 million and warrants for 5% of the equity of the purchaser. Due to the size of the entity created by the sale of the assets and the profitability history of the business associated with the assets being sold, the value of the warrants received in the transaction are not readily determinable and are carried at no value in the accounts of the Company. The net proceeds of the sale were used to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of the assets of the U.S. retaining ring business in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On July 16, 2002, the Company completed the recapitalization of TransTechnology (GB) Ltd., now known as Cirteq, Ltd., by selling 81% of its shares to a new entity controlled by local management for $121 (one hundred twenty-one dollars). The Company also converted $2.0 million of unsecured intercompany debt into a $2.0 million loan secured by a first lien on Cirteq’s real property in Glusburn, England. In the third quarter of 2004, the Company recorded a pre-tax gain of $0.9 million that is included in other income relating to the sale of the remaining 19% interest in Cirteq, Ltd. and the collection of the loan from Cirteq, Ltd.
      On August 6, 2002, the Company completed the sale of all of the shares of TransTechnology Brasil Ltda. for $0.7 million, of which $0.3 million was paid in cash and the balance in installment payments. The Company also will be paid $0.3 million of the intracompany debt due from the Brazilian unit. The Company used the net proceeds of the sale to repay borrowings outstanding under the Fleet Credit Facility. No gain or loss was recognized upon the completion of the sale of TransTechnology Brasil, Ltda. in fiscal 2003 as a result of the recognition of the impairment charges reflected in fiscal years prior to the sale of this business. A noncash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of this operation was recorded in fiscal 2003.
      On January 3, 2003, the Company completed the sale of TCR Corporation for cash consideration of $10.0 million, plus the assumption of certain liabilities, to an affiliate of MidMark Capital LLC. The net proceeds of the sale were used to repay borrowings outstanding under the Company’s credit facility which replaced the Fleet Credit Facility more fully described in Note 7 (the Former Senior Credit Facility).
      On February 24, 2003, the Company sold Norco Inc. for $51.0 million cash and a $1.0 million reimbursement for certain income taxes payable as a result of the transaction to a wholly-owned subsidiary of TransDigm Inc. The net cash proceeds were used to retire senior debt under the Former Senior Credit Facility and partially repay subordinated debt. On June 11, 2004, the Company sold the Norco, Inc. real estate located in Ridgefield, Connecticut for $1.6 million and applied the net proceeds to reduce its senior debt under the Former Credit Facility.
      Net sales and income from the discontinued operations were as follows (in thousands):

2003

Net sales	$48,146

Income from sale of businesses and income from operations of discontinued businesses prior to phase out period	$16,182
Income tax provision	3,083

Net income from discontinued operations	$13,099

      The gain was comprised of $8.2 million of charges to reflect the amounts ultimately realized from the sales of discontinued businesses; $7.0 million of actual operating income of the discontinued businesses; a gain of $28.5 million from the sale of Norco, Inc.; $6.3 million of allocated interest expense; $0.2 million for the final settlement of interest rate swap contracts; and a non-cash charge of $4.6 million associated with the recognition of accumulated currency translation losses from the sale of the Brazilian operation. These gains and losses, which aggregated a net gain of $16.2 million, were reduced by a tax provision of $3.1 million.
      In fiscal 2003 the Company recognized a charge of $2.7 million for severance and other costs related to the corporate office restructuring, substantially all of which costs were paid by the end of fiscal 2003.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	INVENTORIES
      Inventories at March 31, consisted of the following (in thousands):

	2005	2004

Finished goods	$—	$1
Work in process	4,120	7,037
Purchased and manufactured parts	11,777	13,411

Total	$15,897	$20,449

4.	OTHER ASSETS
      Other assets at March 31, consisted of the following (in thousands):

	2005	2004

Real estate held for sale	$4,000	$4,000
Obligation due from divestiture	4,154	3,715
Other	4,097	3,899

Total	$12,251	$11,614

      During fiscal year 2004, the Company transferred $1.4 million from Other Assets consisting of land and Building from one of the Company’s divested businesses to Real estate held for sale because there was an agreement to sell these assets. On June 11, 2004, the Company sold the land and building. The obligation due from divestiture represents an indemnification from the buyer of a discontinued operation in February 2002 and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operation. See Note 10.

5.	OTHER CURRENT LIABILITIES
      Other current liabilities at March 31, consisted of the following (in thousands):

	2005	2004

Accrued medical benefits cost	$784	$753
Settlement with U.S. Government	597	—
Environmental Reserves	1,090	75
Other	832	1,561

Total	$3,303	$2,389

6.	INCOME TAXES
      The components of (loss) income from operations (including continuing and discontinued operations) before income taxes were (in thousands):

	2005	2004	2003

Domestic	$(4,242)	$2,750	$7,011
Foreign	—	—	1,732

Total	$(4,242)	$2,750	$8,743

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The (benefit) provision for income taxes is summarized below (in thousands):

	2005	2004	2003

Currently (receivable) payable:
Federal	$(804)	$(396)	$(1,038)
Foreign	—	1,062	—
State	119	40	1,599

	(685)	706	561

Deferred	(6,727)	300	(1,052)
Valuation allowance	5,946	—	—

	(781)	300	(1,052)

Total	$(1,466)	$1,006	$(491)

      The (benefit) provision for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):

	2005	2004	2003

Continuing	$(1,466)	$1,006	$(3,574)
Discontinued	—	—	3,083

Total	$(1,466)	$1,006	$(491)

      The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows:

	2005	2004	2003

Statutory federal rate/(benefit)	(35.0)%	35.0%	(35.0)%
State income taxes after federal income tax	(126.8)	1.0	—
Earnings of the foreign sales corporation	—	—	(0.9)
Gain on warrants	—	—	(9.4)
Amortization and impairment of purchase price not deductible for tax purposes	—	—	3.0
Valuation allowance	127.1	—	—
Other	0.1	0.6	(5.7)

Consolidated effective tax rate	(34.6)%	36.6%	(48.0)%

      The following is an analysis of accumulated deferred income taxes (in thousands):

	2005	2004

Assets:
Current:
Bad debts	$1,069	$1,066
Employee benefit accruals	134	103
Inventory	541	558
Other	306	1,607

Total current	2,050	3,334

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Noncurrent:
Employee benefit accruals	564	497
Environmental	1,244	1,099
Accrued liabilities	—	(1,281)
Net operating loss carryforward	31,955	25,282
Other	959	952
Property	324	486
Valuation allowance	(5,946)	—

Total noncurrent	29,100	27,035

Total assets	$31,150	$30,369

Net deferred tax asset	$31,150	$30,369

      The Company has federal and state net operating loss carryforwards of $61.2 million and $110.2 million, respectively, which will be available to offset taxable income during the carryforward period. State net operating loss carryforward benefits increased in the current year as a result of increased state apportionment factors that were associated with the completion of the restructuring and divestiture program. If not used, the federal and state net operating loss carryforwards begin to expire in 2022 through 2025 and 2006 through 2011, respectively. A corresponding valuation allowance has been established relating to the increased state net operating loss, as it is management’s assertion that the additional losses are not more likely than not realizable.

7.	LONG-TERM DEBT PAYABLE TO BANKS AND OTHERS
      Long-term debt payable to banks and others on March 31, including current maturities consisted of the following (in thousands)

		2005	2004

Senior Credit Facility	14.4%	$61,254	$—
Senior Subordinated Notes	19.0%	—	56,393
Other		79	158

		61,333	56,551
Less current maturities		3,465	79

Total long-term debt		$57,868	$56,472

      SENIOR CREDIT FACILITY — On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At March 31, 2005, the Senior Credit Facility has an effective weighted average interest rate of approximately 14.4% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company’s assets. The Company recorded a pre-tax charge of $2.2 million relating to the write-off of unamortized debt issue costs and the payment of pre-payment premiums in fiscal 2005 related to the Former Senior Credit Facility and the

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Senior Subordinated Notes. Costs associated with establishing the Senior Credit Facility were $2.2 million and will be amortized over the forty-two month term of the facility. The Company is in compliance with the provisions of the facility.
      FORMER SENIOR CREDIT FACILITY — At the time of the refinancing on November 10, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the “Former Senior Credit Facility”) to refinance all remaining obligations outstanding under the prior senior credit facility. The maturity date of this facility, as amended, was January 31, 2005, and had an interest rate of 5.75%. The Former Senior Credit Facility was secured by all of the Company’s assets.
      SENIOR SUBORDINATED NOTES — On August 30, 2000, the Company completed a private placement of $75.0 million of senior subordinated notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”) to a group of institutional investors (collectively, the “Purchasers”). The Company used the proceeds of the private placement to retire, in full, a $75.0 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bore interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in “payment-in-kind” (“PIK”) promissory notes. The PIK portion of the interest rate increased 0.25% each quarter, commencing December 31, 2002 until the Notes were repaid. Effective October 7, 2004, the Purchasers executed a waiver with respect to technical compliance with certain financial covenants. At the time of the refinancing on November 10, 2004 described above, the principal balance outstanding on the Notes amounted to $58.7 million, which included the original principal amount plus the PIK notes.
      Upon amending the Warrants in August 2002, the Company created a compound derivative with both a call feature and a put feature. The call feature had an exercise price of $.01 and the put feature permitted the holders to put the shares underlying the Warrants to the Company for $5.00 per share upon the occurrence of certain Liquidity Events (as defined in the Warrants), such as the sale of a material part of the Company’s business. The 427,602 unexercised Warrants at the time of the amendment constituted financial derivatives as of that date and were required to be accounted for as such under SFAS No. 133. As a result, the Company recorded in fiscal 2003, a liability in the amount of $4.5 million relative to the Warrants with a corresponding reduction to paid-in-capital. The amount was determined by multiplying the 427,602 Warrants by the closing price ($10.64) of the Company’s stock on August 7, 2002. At the end of each quarter of fiscal 2003, the Warrants were marked to market using the closing price of the Company’s stock as of the last day of the accounting quarter in accordance with SFAS No. 133. These quarterly gains and losses netted to a gain of $2.0 million for the full fiscal year 2003. The put right on approximately 211,000 shares expired on June 24, 2003 and, accordingly, the Company reclassified in the first quarter of 2004, $1.1 million from redeemable common stock to additional paid-in capital with the remainder of the redeemable common stock being reclassified to long-term debt to reflect the exercise of the put by a Purchaser. Subsequent to the end of the first quarter of 2004, the Purchaser revoked its put exercise and that portion was reclassified to additional paid-in capital in the second quarter. In addition, the put right on 171,041 Warrants expired and, accordingly, $0.9 million representing the cash value of the put right on these Warrants was reclassified from a liability account to additional paid-in capital in the first quarter of 2004. None of the Warrants were put to the Company and as of November 5, 2004 all Warrants had been exercised.
      Amortization of loan origination fees on the Fleet Credit Facility, Former Senior Credit Facility, Senior Credit Facility and the Notes amounted to $0.8 million, $1.6 million and $1.7 million in 2005, 2004 and 2003 respectively. The Senior Credit Facility prohibits the payment of dividends.
      The Company has long-term debt maturities of $3.1 million, $3.0 million, $3.0 million and $51.9 million in fiscal 2006, 2007, 2008 and 2009 respectively.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	OTHER LIABILITIES
      Other liabilities at March 31 consisted of the following (in thousands)

	2005	2004

Environmental reserves	$4,685	$5,557
Obligation from divestiture	4,154	3,715
Other	1,851	1,293

Total	$10,690	$10,565

      Obligation from divestiture represents the legal liability of the company relative to a pension plan for a discontinued operation. See Note 10.

9.	STOCKHOLDERS’ EQUITY AND EMPLOYEE/ DIRECTOR STOCK OPTIONS
      The Company maintains the amended and restated 1992 long-term incentive plan (the “1992 Plan”), the 1998 non-employee directors stock option plan (the “1998 Plan”), the 1999 long-term incentive plan (the “1999 Plan”), and the 2004 long-term incentive plan (the “2004 Plan”).
      Under the terms of the 2004 plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through September 2014. Under the terms of the 1999 plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. The 1992 Plan expired in September 2002 and no grants or awards may be made under the 1992 Plan, however there remain outstanding options under the 1992 Plan. Under each of the 1992, 1999 and 2004 Plans, option exercise prices equal the fair market value of the common shares at their grant dates. For grants made prior to May 1999, options expire not later than five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors and to officers and employees with the annual cash bonus vest ratably over three years beginning one year after the date of the grant. Restricted stock is payable in equivalent number of common shares. The shares are distributable in a single installment and, with respect to officers and employees, restrictions lapse ratably over a three-year period from the date of the award, and with respect to directors, the restrictions lapse six months after the director ceases to be a member of the board of directors.
      Under the terms of the 1998 Plan, non-employee directors are entitled to receive matching options for a) each share of the Company’s common stock which they hold at the end of a 60-day period following initial election as a director, but not to exceed 25,000 shares, with the strike price of the option being the fair market value of the shares at their grant dates, and b) thereafter, for each share of the Company’s common stock that they purchase on the open market, with the strike price of the option being the purchase price of the share, up to a maximum of 5,000 options in any twelve month period or 15,000 options over a three-year period. Options granted under the 1998 Plan vest on the first anniversary of the grant. Options expire not later than five years after the date of the grant.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes stock option activity over the past three years under the plan:

		Weighted-
		Average
	Number of	Exercise
	Shares	Price

Outstanding at March 31, 2002	540,547	16.30
Granted	—	—
Exercised	(14,066)	4.45
Canceled or expired	(130,540)	18.68

Outstanding at March 31, 2003	395,941	14.42
Granted	69,500	5.38
Exercised	(7,400)	5.11
Canceled or expired	(99,491)	23.32

Outstanding at March 31, 2004	358,550	10.39
Granted	69,500	7.02
Exercised	(3,400)	6.19
Cancelled or expired	(19,050)	16.40

Outstanding at March 31, 2005	405,600	9.56

Options exercisable at March 31, 2003	286,446	16.88
Options exercisable at March 31, 2004	246,378	12.25
Options exercisable at March 31, 2005	291,768	10.80
      In 2005, 2004 and 2003 the Company awarded restricted stock totaling 24,704 shares, 33,408 shares and 8,408 shares, respectively. The weighted-average fair value of this restricted stock was $8.32, $6.69 and $10.15 in 2005, 2004 and 2003, respectively. The expense recorded in 2005, 2004 and 2003 for restricted stock was $0.2 million, $0.2 million and $0.1 million respectively.
      The weighted-average Black-Scholes value per option granted in 2005 and 2004 was $4.26 and $3.41, respectively. No options were granted in 2003. The following assumptions were used in the Black-Scholes option pricing model for options granted in 2005 and 2004.

	2005	2004

Dividend yield	0.0%	0.0%
Volatility	56.3%	56.6%
Risk-free interest rate	4.1%	3.1%
Expected term of options (in years)	7.0	7.0

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For options outstanding and exercisable at March 31, 2005, the exercise price ranges and average remaining lives were:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding at	Remaining	Exercise	Exercisable at	Exercise
Range of Exercise Prices	March 31, 2005	Life	Price	March 31, 2005	Price

$ 5.00 - 7.49	212,100	7	$6.31	98,268	$6.24
7.50 - 10.00	107,500	6	8.93	107,500	8.93
15.00 - 20.00	86,000	4	18.36	86,000	18.36

	405,600	6	$9.56	291,768	$10.80

10.	EMPLOYEE BENEFIT PLANS
      The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.7 million, $0.7 million and $0.6 million in 2005, 2004 and 2003, respectively.
      The Company provides postretirement benefits to certain union employees at the Company’s Breeze-Eastern division. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted that introduces a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effect of the Act.
      In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TTC Germany GmbH & Co. OHG, sold its retaining ring business in Germany to Barnes Group Inc. (Barnes). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the selling company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the pension plan see Note 4.

	Postretirement
	Benefits			Pension Plan
	Year Ended March 31,			Year Ended March 31,

	2005	2004	2003	2005	2004	2003

	(In thousands)			(In thousands)
Components of net periodic benefit cost:
Interest cost	$73	$97	$114	$191	$182	$172
Amortization of net loss	70	97	51	—	—	—

Net periodic benefit cost	$143	$194	$165	$191	$182	$172

Weighted-average assumption as of March 31:
Discount rate	5.25%	5.00%	5.75%	4.50%	5.50%	5.50%

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Postretirement
	Benefits		Pension Plan
	Year Ended March 31,		Year Ended March 31,

	2005	2004	2005	2004

	(In thousands)		(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,550	$1,628	$3,715	$3,721
Interest cost	73	97	191	182
Actuarial loss (gain)	22	11	350	(334)
Benefits paid	(157)	(186)	(311)	(294)
Effect of foreign exchange	—	—	209	440

Benefit obligation at end of year	$1,488	$1,550	$4,154	$3,715

	Postretirement
	Benefits		Pension Plan
	Year Ended March 31,		Year Ended March 31,

	2005	2004	2005	2004

Reconciliation of funded status:
Funded status	$(1,488)	$(1,550)	$(4,154)	$(3,715)
Unrecognized actuarial loss	514	561	—	—

Accrued liability	$(974)	$(989)	$(4,154)	$(3,715)

      The following benefit payments are expected to be paid as follows:

	Postretirement	Pension
	Benefits	Plan
2006	$142	$315
2007	143	326
2008	142	386
2009	139	382
2010	135	379
2011 to 2015	561	1,804
      For measurement purposes for postretirement benefits, an 11.7% and a 13.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and 2004, respectively. The rate was assumed to decrease gradually to 5.25% by 2011 and remain at that level thereafter. Under the Plan, the actuarially determined effect of a one-percentage point change in the assumed health case cost trend would be as follows:

	One	One
	Percentage	Percentage
	Point	Point
	Increase	Decrease

Effect on total of service and interest cost components	$6	$(6)
Effect on accumulated postretirement benefit obligation	96	(86)

11.	FINANCIAL INSTRUMENTS
      CASH AND CASH EQUIVALENTS — The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
      ACCOUNTS RECEIVABLE, DEBT, ACCOUNTS PAYABLE AND OTHER LIABILITIES — The carrying amounts of these items approximates their fair value.

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      CONCENTRATION OF CREDIT RISK — The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations and industry averages. As of March 31, 2005, the Company had no other significant concentrations of risk.

12.	COMMITMENTS
      The Company and its subsidiaries have minimum rental commitments under noncancelable operating leases, primarily leased equipment, as follows (in thousands):

2006	$292
2007	173
2008	36
2009	17
2010	17

Total	$535

      Rent expense under operating leases for the years ended March 31, 2005, 2004, and 2003 was $0.2 million, $0.2 million and $0.4 million respectively.

13.	CONTINGENCIES
      ENVIRONMENTAL MATTERS — The Company evaluates the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including, changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. The Company does not include any unasserted claims that they might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that they might have in determining their environmental liabilities. In those situations where the Company is considered a de minimus participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
      The Company continues to participate in environmental assessments and remediation work at eleven locations, including its former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company uses a discount rate of 7.5%. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
most probable. Current estimates for expenditures, net of recoveries, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
      The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company is developing a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $2.1 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
      The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company has also finalized an agreement under which the Federal government will pay an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At March 31, 2005, the Company’s cleanup reserve was $2.1 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $1.0 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
      In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities and, as to one site, it is alleged that the Company was an owner or operator. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates expected future costs, and estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million without discounting for present value and have provided for these estimated costs in the Company’s accrual for environmental liabilities.
      ASSET SALE — The Company sold the assets of its Breeze Industrial Products (BIP) division in July 2001. As part of that transaction, the Company sold the land and building occupied by the BIP operation to the Indiana County (PA) Development Corporation (ICDC) for $2.0 million. The ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year terms. The lease contains an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). In the event that BIP does not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, can require the Company to repurchase the property for $1.0 million, of which $0.5 million is

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contractually required to be maintained on deposit with banks located in Indiana County, Pennsylvania. The Company considers a decision by BIP to vacate the location in Saltsburg, Pennsylvania to be unlikely as this is a manufacturing facility with sophisticated machinery, an established well-trained work force, dependable suppliers, and excellent distribution access. In the event that the facility is presented for repurchase, management is confident that the repurchase would not have a material effect on the Company’s financial position or cash flows and the facility can be resold for at least the repurchase price. As of March 31, 2005, other assets on the Consolidated Balance Sheet includes $0.6 million of restricted cash to be used to repurchase, if necessary, the property as described above.
      LITIGATION — The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Corporation’s consolidated financial position or the results of the Corporation’s operations in future periods.

14.	SEGMENT AND GEOGRAPHIC INFORMATION
      The Company operates in only one business segment, the design, manufacture and sale of equipment for use in the aerospace industry. Approximately 59.8%, 60.7%, and 55.1% of sales in 2005, 2004 and 2003 respectively were derived from sales to the United States Government and its prime contractors.
      Net sales below show the geographic location of customers (in thousands):

Location	2005	2004	2003

United States	$39,831	$42,052	$33,110
Europe	14,161	15,860	9,238
Pacific and Far East	4,524	3,461	8,406
Other non-United States	4,416	3,233	4,242

Total	$62,932	$64,606	$54,996

15.	SUBSEQUENT EVENT
      UNITED STATES ATTORNEY INVESTIGATION — As previously reported, the Company has been subject to an investigation that was conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern’s overhaul and repair operations. The Company has now reached an agreement in principle with the United States Government on the resolution of the civil and contractual aspects of the investigation and has been advised by the United States Attorney that there will be no criminal charges against the Company. Under the agreement in principle, the Company will pay to the United States Government $1.0 million in three installments. A first installment of $0.1 million will be paid upon finalization of the agreement, a second installment of $0.3 million will be paid on March 30, 2006 and a third and final installment of $0.6 million will be paid on September 30, 2006. The Company has recorded a pre-tax charge of $1.2 million relating to the settlement and associated costs.

16.	RESTATEMENT
      Subsequent to the issuance of the Company’s consolidated financial statements for the year ended March 31, 2004, management determined that the Company’s statement of consolidated cash flows for the year ended March 31, 2003 should be restated to reclassify $3.1 million from “net cash provided by operating activities” to “net cash used in financing activities” as the amounts relate to the payment of debt issuance costs and $1.3 million from “net cash provided by operating activities” to “net cash provided by investing activities” as the amounts relate to the sale of real estate. The restatement does not affect the total net change

TRANSTECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in cash and cash equivalents for fiscal 2003 and has no impact on the Company’s statement of consolidated operations, consolidated balance sheet or any earnings per share amounts for any period.

	For the Year Ended
	March 31, 2003

	As Reported	As Restated

	(In thousands)
Cash flows from operating activities:
(Increase) decrease in other assets	$(4,524)	$(2,869)
Loss on sale of real estate	—	145
Net cash provided by (used in) operating activities	(724)	1,076
Cash flows from investing activities:
Proceeds from sale of real estate	$—	$1,263
Net cash provided by investing activities	65,858	67,121
Cash flows from financing activities:
Payment of debt issue costs	$—	$(3,063)
Net cash used in financing activities	(58,127)	(61,190)

17.	UNAUDITED QUARTERLY FINANCIAL DATA

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter		Total

	(In thousands except per share amounts)
2005
Net sales	$14,548	$15,249	$17,267		$15,868		$62,932
Gross profit	5,837	6,199	7,218		7,501		26,755

Net loss	$(617)	$(499)	$(1,268	)(a)	$(392	)(b)	$(2,776)

Basic loss per share:	$(0.09)	$(0.07)	$(0.19)		$(0.06)		$(0.42)

Diluted loss per share:	$(0.09)	$(0.07)	$(0.19)		$(0.06)		$(0.42)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2004
Net sales	$16,119	$16,333	$16,679	$15,475	$64,606
Gross profit	7,347	6,758	6,997	7,001	28,103

Net income (loss)	$694	$508	$664	$(122)	$1,744

Basic earnings (loss) per share:	$0.10	$0.08	$0.10	$(0.02)	$0.26

Diluted earnings (loss) per share:	$0.10	$0.08	$0.10	$(0.02)	$0.26

(a)	The third quarter net loss includes a pre-tax charge of $2.2 million for a loss on extinguishment of debt.

(b)	The fourth quarter net loss includes a pre-tax charge of $1.2 million relating to the settlement with the U.S. Government.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES
      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective solely because of the material weakness described below. However, as of the date hereof, management believes that as a result of the remedial actions described herein, we have remediated the material weakness in internal control over financial reporting described below, and that, as of the date hereof, our disclosure controls and procedures are effective.
      Internal Control Over Financial Reporting: Subsequent to the issuance of the Company’s Form 10-K for the year ended March 31, 2004, we determined that the Company’s statement of consolidated cash flows for the year ended March 31, 2003 should be restated to reclassify (i) $3.1 million from “net cash provided by operating activities” to “net cash used in financing activities” and (ii) $1.3 million from “net cash provided by operating activities” to “net cash provided by investing activities”. The restatement does not affect the total net change in cash and cash equivalents for fiscal 2003 and has no impact on the Company’s statement of consolidated operations, consolidated balance sheet or earnings per share amounts for any period. The restatement was the result of a material weakness in the internal control over financial reporting as the control over the proper classification of cash paid upon an issuance of debt and cash received on a sale of real estate did not operate effectively with respect to these specific transactions. In connection with the preparation of this Form 10-K, we have involved additional personnel in the preparation and review of the statement of consolidated cash flows and believe, as of the date hereof, we have remediated this weakness.
      There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than the remedial actions described above.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item is contained in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is contained in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Certain of the information required by this item is contained in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.
SECURITIES AUTHORIZED/ ISSUED UNDER EQUITY COMPENSATION PLANS:

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders	405,600	$9.56	326,359
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	405,600	$9.56	326,359

(1)	Each of the Company’s compensation plans has been previously approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is contained in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is contained in the Registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2005 and 2004

Statements of Consolidated Operations for the years ended March 31, 2005, 2004 and 2003

Statements of Consolidated Cash Flows for the years ended March 31, 2005, 2004 and 2003 (as restated)

Statements of Consolidated Stockholders’ Deficit for the years ended March 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2005, 2004 and 2003

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

TRANSTECHNOLOGY CORPORATION

By:	/s/ Michael J. Berthelot

Michael J. Berthelot
Chairman of the Board of Directors

/s/ Robert L.G. White

Robert L.G. White
President and Chief Executive Officer
Date: August 12, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. BERTHELOT MICHAEL J. BERTHELOT	Chairman of the Board of Directors	August 12, 2005

/s/ JOSEPH F. SPANIER JOSEPH F. SPANIER	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	August 12, 2005

/s/ ROBERT L.G. WHITE ROBERT L.G. WHITE	President and Chief Executive Officer (Principal Executive Officer) Director	August 12, 2005

/s/ THOMAS V. CHEMA THOMAS V. CHEMA	Director	August 12, 2005

/s/ JAN NAYLOR COPE JAN NAYLOR COPE	Director	August 12, 2005

/s/ JOHN H. DALTON JOHN H. DALTON	Director	August 12, 2005

/s/ WILLIAM J. RECKER WILLIAM J. RECKER	Director	August 12, 2005

TRANSTECHNOLOGY CORPORATION
SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2005, 2004 AND 2003

	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other		at End of
Description	Period	Expenses	Accounts	Deductions	Period

	(In thousands)
2005
Allowances for doubtful accounts and sales returns	$10	$16	$—	$10	$16
Inventory reserves	$1,577	$—	$—	$190	$1,387
Environmental reserves	$5,632	$370	$—	$227	$5,775
Allowance for tax loss valuation	$—	$5,946	$—	$—	$5,946
2004
Allowances for doubtful accounts and sales returns	$65	$10	$—	$65	$10
Inventory reserves	$1,490	$300	$—	$213	$1,577
Environmental reserves	$5,888	$348	$—	$604	$5,632
Allowance for tax loss valuation
2003
Allowances for doubtful accounts and sales returns	$341	$53	$—	$329	$65
Inventory reserves	$1,759	$50	$—	$319	$1,490
Environmental reserves	$5,734	$612	$—	$458	$5,888
Allowance for tax loss valuation	$14,503	$—	$—	$14,503	$—

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement dated as of January 24, 2003, among the Company, NORCO, Inc. and Marathon Power Technologies Company.(12)

3.1	Certificate of Incorporation of the Company.(1)

3.2	Bylaws of the Company Amended and Restated as of July 17, 2003.(15)

10.1	Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)

10.2	Form of Incentive Stock Option Agreement.(2)

10.3	Form of Director Stock Option Agreement.(3)

10.4	Form of Restricted Stock Award Agreement used under the Company’s Amended and Restated 1992 Long Term Incentive Plan.(4)

10.5	Executive Life Insurance Plan.(5)

10.6	Consulting Agreement with John Dalton.(7)

10.7	1999-2001 Incentive Compensation Plan of the Company.(7)

10.8	1998 Non-Employee Directors’ Stock Option Plan of the Company.(6)

10.9	Form of Stock Option Agreement used under the Company’s 1998 Non-Employee Directors’ Stock Option Plan. (7)

10.10	1999 Long Term Incentive Plan of the Company. (7)

10.11	Form of Stock Option Agreement used under the Company’s 1999 Long Term Incentive Plan. (8)

10.12	Form of Restricted Stock Award Agreement used under the Company’s 1999 Long Term Incentive Plan. (8)

10.13	Securities Purchase Agreement dated as of August 29, 2000 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (9)

10.14	Registration Rights Agreement dated as of August 29, 2000 by and among the Company and the Purchasers referred to therein. (9)

10.15	Subordinated Indebtedness Intercreditor Agreement dated as of August 29, 2000 among the Company, the Existing Guarantors named therein, and the Purchasers referred to therein. (9)

10.16	Indemnification Agreement dated January 13, 2000 between the Company and each of its officers and directors. (8)

10.17	Amended and Restated Share and Limited Liability Company Membership Interest Purchase Agreement, dated as of August 23, 2001, between the Company and KTIN Acquisition, LLC (10)

10.18	First Amendment Agreement dated as of August 7, 2002 by and among the Company; J.H. Whitney Mezzanine Fund, L.P.; Albion Alliance Mezzanine Fund I, L.P.; Albion Alliance Mezzanine Fund II, L.P.; the Equitable Life Assurance Society of the United States; Fleet Corporate Finance, Inc.; and Citizens Capital, Inc. (11)

10.19	Amended and Restated Warrant dated as of August 7, 2002 and issued by the Company to J.H. Whitney Mezzanine Fund, L.P. for 171,041 shares of the Company’s common stock. (11)

10.20	Intercreditor and Subordination Agreement dated as of August 7, 2002 by and among The CIT Group/Business Credit, Inc., Ableco Finance LLC, as Lender and Agent for the Lenders as defined therein, the Company, and the Purchasers referred to therein. (11)

10.21	Financing Agreement by and among the Company, NORCO, Inc., TCR Corporation and The CIT Group/Business Credit, Inc., dated as of August 7, 2002. (11)

10.22	Letter Agreement, dated as of January 1, 2003, by and among the Company, TT Connecticut Corporation (f/k/a NORCO, Inc.), TT Minnesota Corporation (f/k/a TCR Corporation) and The CIT Group/Business Credit, Inc. (13)

10.23	Severance and Services Agreement dated as of February 4, 2003 by and between Michael J. Berthelot and the Company. (13)

10.24	Employment Agreement dated as of March 28, 2003 by and between Joseph F. Spanier and the Company.(13)

10.25	Amendment dated as of January 30, 2004 by and among the Company, TT Connecticut Corporation, TT Minnesota Corporation and The CIT Group/Business Credit, Inc.(14)

10.26	Amendment dated as of August 5, 2003 by and among the Company, TT Connecticut Corporation, TT Minnesota Corporation and The CIT Group/Business Credit, Inc.(15)

10.27	Executive Severance Agreement as of February 10, 2004 by and between Robert L. G. White and the Company.(15)

10.28	Executive Severance Agreement as of February 10, 2004 by and between Gerald C. Harvey and the Company.(15)

10.29	Amendment dated as of July 30, 2004 by and among the Company, TT Connecticut Corporation and The CIT Group/Business Credit, Inc.(16)

10.30	2004 Long Term Incentive Plan of the Company(17)

10.31	Waiver dated October 1, 2004 of certain financial covenants of the Securities Purchase Agreement between the Company and the Purchasers names therein, dated as of August 29, 2000, as amended by the First Amendment Agreement dates as of August 7, 2002, and the Second Amendment Agreement dates as of August 26, 2003.(18)

10.32	Credit Agreement dated November 10, 2004 by and among the Company and Wells Fargo Foothill, Inc. and Ableco Finance LLC.(19)

10.33	Schedule 1.1 to the Credit Agreement dated November 10, 2004 (19)

10.34	Schedule 3.1 to the Credit Agreement dated November 10, 2004 (19)

10.35	Schedule 5.2 to the Credit Agreement dated November 10, 2004 (19)

10.36	Schedule 5.3 to the Credit Agreement dated November 10, 2004 (19)

21.1	List of Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

(1)	Incorporated by reference from the Company’s Form 8-A Registration Statement No. 2-85599 dated February 9, 1987.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1994.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1989.

(6)	Incorporated by reference from the Company’s Registration Statement on Form S-8 No. 333-70877 dated January 20, 1999.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

(8)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

(9)	Incorporated by reference from the Company’s Report on Form 8-K filed on September 14, 2000.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on December 21, 2001.

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 22, 2002.

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 11, 2003.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2003.

(14)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 5, 2004.

(15)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2004.

(16)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on August 4, 2004.

(17)	Incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004.

(18)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 26, 2004.

(19)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2004.