Form 10-Q/A
period 2004-12-26
TRANSTECHNOLOGY CORP
filed 2005-08-24
CIK 99359

                                  FORM 10-Q/A-1

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

                                   Yes X     No
                                      ___      ___

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes       No X
                                      ___      ___


         As of February 4, 2005, the total number of outstanding shares of registrant's one class of common stock was 6,700,560.

                           TRANSTECHNOLOGY CORPORATION

                                  FORM 10-Q/A-1

         The following items of the Form 10-Q for the quarterly period ended December 26, 2004, previously filed by the Registrant on February 7, 2005, are hereby amended and supplemented. Except for the restatement of the Statements of Consolidated Cash Flows for the nine months ended December 26, 2004 as described in Note 7, no other changes to the consolidated financial statements or notes thereto included in this amendment number 1 on Form 10-Q/A have been made.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ITEM 4. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

EXHIBIT       DESCRIPTION
31.1          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1          Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 26, 2004, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2004.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                  (In Thousands of Dollars, Except Share Data)


                                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                    -------------------------------------    --------------------------------------
                                                    DECEMBER 26, 2004   DECEMBER 28, 2003    DECEMBER 26, 2004    DECEMBER 28, 2003
                                                    -----------------   -----------------    -----------------    -----------------
Net sales                                               $    17,267         $    16,679         $    47,064         $    49,131
Cost of sales                                                10,049               9,682              27,810              28,029
                                                        -----------         -----------         -----------         -----------
Gross profit                                                  7,218               6,997              19,254              21,102

General, administrative
     and selling expenses                                     4,411               4,397              12,635              11,699
Interest expense                                              2,462               2,640               8,143               7,711
Interest income and other expense (income)-net                   85              (1,112)                 16              (1,318)
Loss on extinguishment of debt                                2,185                  --               2,185                  --
                                                        -----------         -----------         -----------         -----------
(Loss) income before income taxes                            (1,925)              1,072              (3,725)              3,010
(Benefit) provision for income taxes                           (657)                408              (1,341)              1,144
                                                        -----------         -----------         -----------         -----------
     Net (loss) income                                  $    (1,268)        $       664         $    (2,384)        $     1,866
                                                        ===========         ===========         ===========         ===========

Basic (loss) earnings per share:

     Net (loss) income                                  $     (0.19)        $      0.10         $     (0.36)        $      0.28
                                                        ===========         ===========         ===========         ===========
Diluted (loss) earnings per share:

     Net (loss) income                                  $     (0.19)        $      0.10         $     (0.36)        $      0.28
                                                        ===========         ===========         ===========         ===========
Number of shares used in computation
     of per share information: (Note 1)
        Basic                                             6,701,000           6,669,000           6,684,000           6,655,000
        Diluted                                           6,701,000           6,691,000           6,684,000           6,672,000

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                                                  (UNAUDITED)
                                                                               DECEMBER 26, 2004       MARCH 31, 2004
                                                                               -----------------       --------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $    153             $    960
     Accounts receivable (net of allowance for doubtful accounts
         of $20 at December 26, 2004 and $10 at March 31, 2004)                         10,852                8,720
     Inventories-net                                                                    15,748               20,449
     Prepaid expenses and other current assets                                             689                  842
     Income tax receivable                                                                 376                  395
     Deferred income taxes                                                               3,334                3,334
     Real estate held for sale                                                              --                1,432
                                                                                      --------             --------
         Total current assets                                                           31,152               36,132
                                                                                      --------             --------

Property, plant and equipment                                                           14,857               13,222
     Less accumulated depreciation                                                     (11,139)             (10,794)
                                                                                      --------             --------
         Property, plant and equipment - net                                             3,718                2,428
                                                                                      --------             --------
Other assets:
     Deferred income taxes                                                              28,227               27,035
     Other                                                                              11,978               11,614
                                                                                      --------             --------
         Total other assets                                                             40,205               38,649
                                                                                      --------             --------
         Total                                                                        $ 75,075             $ 77,209
                                                                                      ========             ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Current portion of long-term debt and short term borrowings                      $  3,301             $     79
     Accounts payable-trade                                                              3,956                5,224
     Accrued compensation                                                                1,629                2,890
     Accrued income taxes                                                                1,077                1,566
     Accrued interest                                                                      624                1,813
     Other current liabilities                                                           1,657                2,387
                                                                                      --------             --------
         Total current liabilities                                                      12,244               13,959
                                                                                      --------             --------
Long-term debt payable to banks and others                                              58,450               56,472
                                                                                      --------             --------
Other long-term liabilities                                                             10,385               10,565
                                                                                      --------             --------
Stockholders' deficit:
     Preferred stock -- authorized, 300,000 shares;  none issued                            --                   --
     Common stock -- authorized,  14,700,000 shares of $.01 par value;
         issued 7,090,695 and 7,059,107 at December 26, 2004 and
         March 31, 2004, respectively                                                       71                   71
     Additional paid-in capital                                                         75,659               76,728
     Accumulated deficit                                                               (73,633)             (71,249)
     Unearned compensation                                                                (181)                 (97)
                                                                                      --------             --------
                                                                                         1,916                5,453
     Less treasury stock, at cost -- 390,135 shares at December 26, 2004
         and 560,964 at March 31, 2004                                                  (7,920)              (9,240)
                                                                                      --------             --------
         Total stockholders' deficit                                                    (6,004)              (3,787)
                                                                                      --------             --------
         Total                                                                        $ 75,075             $ 77,209
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

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                           NINE MONTHS ENDED
                                                                                   AS RESTATED,
                                                                                    SEE NOTE 7
                                                                                 DECEMBER 26, 2004   DECEMBER 28, 2003
                                                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                   $ (2,384)           $  1,866
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
    Write off of unamortized loan fees                                                   1,438                  --
    Depreciation and amortization                                                        1,162               1,696
    Noncash interest expense                                                             2,510               2,367
    Increase in provision for bad debt                                                      12                  10
    Changes in assets and liabilities:
      Increase in accounts receivable and other receivables                             (2,125)               (922)
      Decrease in inventories                                                            4,701                 716
      (Increase) decrease in deferred taxes net                                         (1,192)              1,024
      (Increase) decrease in other assets                                                 (174)                214
      Decrease in accounts payable                                                      (1,268)             (1,193)
      Decrease in accrued compensation                                                  (1,261)               (868)
      Decrease in income taxes payable                                                    (489)             (1,979)
      Decrease in other liabilities                                                     (2,238)             (8,869)
                                                                                      --------            --------
   Net cash used in operating activities                                                (1,308)             (5,938)
                                                                                      --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property, plant and equipment                                              (1,636)               (350)
Proceeds from sale of real estate                                                        1,331                  --
Decrease in notes receivable                                                                25               1,000
                                                                                      --------            --------
    Net cash (used in) provided by investing activities                                   (280)                650
                                                                                      --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt and other short term borrowings                                      (66,216)                 --
Proceeds from debt and other short term borrowings                                      69,046                  --
Payment of debt issue costs                                                             (2,070)                 --
Exercise of stock options                                                                   21                  39
                                                                                      --------            --------
   Net cash provided by financing activities                                               781                  39
                                                                                      --------            --------
Decrease in cash and cash equivalents                                                     (807)             (5,249)
Cash and cash equivalents at beginning of period                                           960               7,104
                                                                                      --------            --------
Cash and cash equivalents at end of period                                            $    153            $  1,855
                                                                                      ========            ========
Supplemental information:
  Interest payments                                                                      6,109               5,271
  Income tax payments                                                                      341               2,099
  Increase in senior subordinated note and term loans for paid-in-kind
    interest expense                                                                     2,370               2,230
  Increase in additional paid-in-capital from warrant put expiration                        --               2,184

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

         The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                             Three Months Ended                    Nine Months Ended
                                             ------------------                    -----------------
                                       December 26,      December 28,        December 26,       December 28,
                                          2004              2003                2004                2003
                                          ----              ----                ----                ----
Basic Earnings (Loss) per
Common Share:

Weighted-average common stock
outstanding for basic earnings
(loss) per share calculation               6,701              6,669              6,684              6,655
                                           =====              =====              =====              =====
Diluted Earnings (Loss) per
Common Share:

Weighted-average
common shares
outstanding                                6,701              6,669              6,684              6,655

Stock options and
warrants*                                     --                 22                 --                 17
                                           -----              -----              -----              -----

Weighted-average common
stock outstanding for diluted
earnings (loss) per share
calculation                                6,701              6,691              6,684              6,672
                                           =====              =====              =====              =====

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

                                                              Three Months Ended                        Nine Months Ended
                                                              ------------------                        -----------------
                                                     December 26, 2004   December 28, 2003    December 26, 2004   December 28, 2003
                                                     -----------------   -----------------    -----------------   -----------------
Net  (loss) income as reported                             $ (1,268)           $  664             $ (2,384)            $ 1,866

   Add: Stock based employee compensation expense
   included in reported net (loss) income, net of
   related tax effects.                                          36                14                   93                  42

   Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                   (79)              (61)                (199)               (174)
                                                           --------            ------             --------            --------

   Proforma net (loss) income                              $ (1,311)           $  617             $ (2,490)           $  1,734
                                                           ========            ======             ========            ========

Basic earnings (loss) per share:
   As reported                                             $  (0.19)           $  0.10            $  (0.36)            $  0.28
   Proforma                                                $  (0.20)           $  0.09            $  (0.37)            $  0.26

Diluted earnings (loss) per share:
   As reported                                             $  (0.19)           $  0.10            $  (0.36)            $  0.28
   Proforma                                                $  (0.20)           $  0.09            $  (0.37)            $  0.26

NOTE 3. Inventories

         Inventories, net of valuation allowances, are summarized as follows:

                         December 26, 2004        March 31, 2004
                         -----------------        --------------
Finished goods                 $    --                $     1

Work in process                  4,275                  7,037

Purchased and
  manufactured parts            11,473                 13,411
                               -------                -------
  Total                        $15,748                $20,449
                               =======                =======

NOTE 4. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities consisted of the following:

                                                 December 26, 2004        March 31, 2004
                                                 -----------------        --------------
Revolving Credit Facility            6.75%           $     222              $     --
Term Loans                     8.25-21.25%              61,371                    --
Senior Subordinated Notes              19%                  --                56,393
Other                                                      158                   158
                                                    ----------             ---------
                                                        61,751                56,551

Less current maturities                                  3,301                    79
                                                    ----------             ---------

Total long-term debt                                $   58,450             $  56,472
                                                    ==========             =========

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

NOTE 6. Contingencies

As previously reported, the Company has been subject to an investigation that was conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. The Company has now reached an agreement in principle with the United States Government on the resolution of the civil and contractual aspects of the investigation and has been advised by the United States Attorney that there will be no criminal charges against the Company. Under the agreement in principle, the Company will pay to the United States Government $1.0 million in three installments. A first installment of $0.1 million will be paid upon finalization of the agreement, a second installment of $0.3 million will be paid on March 30, 2006 and a third and final installment of $0.6 million will be paid on September 30, 2006. The Company has recorded a pre-tax charge of $1.2 million relating to the settlement and associated costs in the fourth quarter of fiscal 2005.

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

NOTE 7. Restatement

Subsequent to the issuance of the Company's unaudited consolidated financial statements for the nine months ended December 26, 2004, management determined that the Company's statement of consolidated cash flows for the nine months ended December 26, 2004 should be restated to reclassify $0.7 million from "net cash provided by financing activities" to "net cash used in operating activities" as the charges relate to the extinguishment of debt. The restatement does not affect the total net change in cash and cash equivalents for nine months ended December 26, 2004 and has no impact on the Company's results of operations, financial position or earnings per share amounts.

                                              For the Nine Months Then Ended
                                                      December 26, 2004
                                                      (in thousands)

                                             As Reported       As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss on extinguishment of debt                 $ 2,185           $    --
Write off of unamortized loan fees                  --             1,438
Net cash used in operating activities
                                                  (561)           (1,308)


CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of debt prepayment penalties           $  (747)          $    --
Net cash provided by financing activities           34               781

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

         The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the forgoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the date of this report were not effective solely because of the material weakness described below.

         Internal Control Over Financial Reporting: Subsequent to the issuance of the Company's Form 10-Q for the quarterly period ended December 26, 2004, we determined that the Company's statement of consolidated cash flows for the quarterly period ended December 26, 2004 should be restated to reclassify $0.7 million from "net cash provided by financing activities" to "net cash used in operating activities". The restatement does not affect the total net change in cash and cash equivalents for the quarterly period ended December 26, 2004 and has no impact on the Company's statement of consolidated operations, consolidated balance sheet or earnings per share amounts for any period. The restatement was the result of a material weakness in the internal control over financial reporting as the control over the proper classification of cash paid upon the extinguishment of debt did not operate effectively with respect to these specific transactions. In connection with the preparation of this Form 10-Q/A-1 and subsequent filings, we have involved additional personnel in the preparation and review of the statement of consolidated cash flows and believe, as of the date hereof, we have remediated this weakness.

There have been no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the third quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, other than the remedial actions described above.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

                                   TRANSTECHNOLOGY CORPORATION
                                    (Registrant)

Dated: August 12, 2005             By:   /s/ Joseph F. Spanier
                                        ---------------------------------------
                                        Joseph F. Spanier, Vice President,
                                        Chief Financial Officer and Treasurer*

         *On behalf of the Registrant and as Principal Financial and Accounting Officer.