Form 10-Q
period 2005-06-26
TRANSTECHNOLOGY CORP
filed 2005-08-31
CIK 99359

                                    FORM 10-Q

                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                          Commission file number 1-7872

                                   ----------

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

     As of August 29, 2005, the total number of outstanding shares of registrant's one class of common stock was 6,700,476.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information
   Item 1.   Financial Statements ...................................        3
             Statements of Consolidated Operations Three Month
             Periods Ended June 26, 2005 and June 27, 2004 ..........        4
             Consolidated Balance Sheets June 26, 2005 and
             March 31, 2005 .........................................        5
             Statements of Consolidated Cash Flows Three Month
             Periods Ended June 26, 2005 and June 27, 2004 ..........        6
             Notes to Consolidated Financial Statements .............     7-12
   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................    12-18
   Item 3.   Quantitative and Qualitative Disclosures about Market
             Risk ...................................................       18
   Item 4.   Controls and Procedures ................................       18

PART II. Other Information
   Item 1.   Legal Proceedings ......................................       18
   Item 6.   Exhibits ...............................................       19

SIGNATURES ..........................................................       20

EXHIBIT 31.1 ........................................................       21

EXHIBIT 31.2 ........................................................       22

EXHIBIT 32 ..........................................................       23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended June 26, 2005, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of
Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2005.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
                  (In Thousands of Dollars, Except Share Data)

                                                        THREE MONTHS ENDED
                                                  -----------------------------
                                                  JUNE 26, 2005   JUNE 27, 2004
                                                  -------------   -------------
Net sales                                          $   12,982      $   14,548
Cost of sales                                           7,345           8,711
                                                   ----------      ----------
Gross profit                                            5,637           5,837
General, administrative
   and selling expenses                                 3,154           4,023
Interest expense                                        2,195           2,796
Interest income and other (income) expense -net           (37)             13
                                                   ----------      ----------
Income (loss) before income taxes                         325            (995)
Provision (benefit) for income taxes                      124            (378)
                                                   ----------      ----------
   Net income (loss)                               $      201      $     (617)
                                                   ==========      ==========
Basic earnings (loss) per share:
   Net income (loss)                               $     0.03      $    (0.09)
                                                   ==========      ==========
Diluted earnings (loss) per share:
   Net income (loss)                               $     0.03      $    (0.09)
                                                   ==========      ==========
Number of shares used in computation
   of per share information: (Note 1)
      Basic                                         6,698,000       6,669,000
      Diluted                                       6,729,000       6,669,000

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                  (In Thousands of Dollars, Except Share Data)

                                                                            JUNE 26, 2005   MARCH 31, 2005
                                                                            -------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $  2,461         $  1,039
   Accounts receivable (net of allowance for doubtful accounts
      of $18 at June 26, 2005 and $16 at March 31, 2005)                         8,138            9,782
   Inventories - net                                                            15,929           15,897
   Prepaid expenses and other current assets                                       878              873
   Income tax receivable                                                            --              954
   Deferred income taxes                                                         2,050            2,050
                                                                              --------         --------
      Total current assets                                                      29,456           30,595
                                                                              --------         --------
Property, plant and equipment                                                   15,690           15,515
   Less accumulated depreciation                                                11,122           11,023
                                                                              --------         --------
      Property, plant and equipment - net                                        4,568            4,492
                                                                              --------         --------
Other assets:
   Deferred income taxes                                                        28,976           29,100
   Other                                                                        12,190           12,251
                                                                              --------         --------
      Total other assets                                                        41,166           41,351
                                                                              --------         --------
      Total                                                                   $ 75,190         $ 76,438
                                                                              ========         ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Revolving Credit Facility                                                  $     --         $    386
   Current portion of long-term debt                                             3,079            3,079
   Accounts payable-trade                                                        3,355            3,768
   Accrued compensation                                                          2,341            2,270
   Accrued income taxes                                                            469              652
   Accrued interest                                                                728              781
   Other current liabilities                                                     3,371            3,303
                                                                              --------         --------
      Total current liabilities                                                 13,343           14,239
                                                                              --------         --------
Long-term debt payable to banks and others                                      57,345           57,868
                                                                              --------         --------
Other long-term liabilities                                                     10,591           10,690
                                                                              --------         --------
Stockholders' deficit:
   Preferred stock - authorized, 300,000 shares;  none issued                       --               --
   Common stock - authorized, 14,700,000 shares of $.01 par value;
      issued 7,090,611 and 7,087,211 at June 26, 2005 and March 31, 2005,
      respectively                                                                  71               71
   Additional paid-in capital                                                   74,157           74,136
   Accumulated deficit                                                         (73,824)         (74,025)
   Unearned compensation                                                           (66)            (114)
                                                                              --------         --------
                                                                                   338               68
   Less treasury stock, at cost - 390,135 shares at June 26, 2005
      and at March 31, 2005                                                     (6,427)          (6,427)
                                                                              --------         --------
      Total stockholders' deficit                                               (6,089)          (6,359)
                                                                              --------         --------
      Total                                                                   $ 75,190         $ 76,438
                                                                              ========         ========

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                                       Three Months Ended
                                                                               ----------------------------------
                                                                               June 26, 2005        June 27, 2004
                                                                               -------------        -------------
Cash Flows from Operating Activities:
  Net income (loss)                                                              $   201             $  (617)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                                    295                 410
    Noncash interest expense, net                                                    257                 928
    Increase in provision for bad debt                                                 2                   3
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable and other receivables             2,596                (156)
      (Increase) decrease in inventories                                             (32)                501
      Decrease (increase) in deferred taxes, net                                     124                (338)
      (Increase) decrease in other assets                                           (210)                262
      Decrease in accounts payable                                                  (413)             (1,797)
      Increase in accrued compensation                                                71                 228
      Decrease in income taxes payable                                              (183)                (68)
      Decrease in other liabilities                                                  (96)               (456)
                                                                                 -------             -------
   Net cash provided by (used in) operating activities                             2,612              (1,100)
                                                                                 -------             -------
Cash Flows from Investing Activities:
Additions to property, plant and equipment                                          (175)               (712)
Proceeds from sale of real estate                                                     --               1,331
Collection of notes receivable                                                       100                  --
Increase in restricted cash                                                           --                (100)
                                                                                 -------             -------
    Net cash (used in) provided by investing activities                              (75)                519
                                                                                 -------             -------
Cash Flows from Financing Activities:
Payments on long-term debt                                                          (750)                 --
(Repayments) borrowings of other debt                                               (386)              1,592
Exercise of stock options                                                             21                  --
                                                                                 -------             -------
   Net cash (used in) provided by financing activities                            (1,115)              1,592
                                                                                 -------             -------
Increase in cash and cash equivalents                                              1,422               1,011
Cash and cash equivalents at beginning of period                                   1,039                 960
                                                                                 -------             -------
Cash and cash equivalents at end of period                                       $ 2,461             $ 1,971
                                                                                 =======             =======
Supplemental information:
  Interest payments                                                              $ 2,035             $ 1,835
  Income tax payments                                                                183                  28
  Increase in term loans and senior subordinated note for paid-in-kind
    interest expense                                                                 227                 881

See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (Amounts in Tables are in Thousands)

NOTE 1. Earnings (Loss) Per Share

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants. The diluted loss per share is computed using the same weighted average number of shares as the basic earnings per share computation.

     The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                                              Three Months Ended
                                                             -------------------
                                                             June 26,   June 27,
                                                               2005       2004
                                                             --------   --------
Basic Earnings (Loss) per Common Share:
Weighted-average common stock
   out-standing for basic earnings (loss) per share
   calculation                                                 6,698      6,669
                                                               =====      =====
Diluted Earnings (Loss) per Common Share:
Weighted-average common shares outstanding                     6,698      6,669
Stock options and warrants*                                       31         --
                                                               -----      -----
Weighted-average common stock outstanding for
   diluted earnings (loss) per share calculation               6,729      6,669
                                                               =====      =====

* Excludes anti-dilutive stock options totaling 194,000 and 210,000 for the three month period ended June 26, 2005 and June 27, 2004, respectively.

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

                                                              Three Months Ended
                                                             -------------------
                                                             June 26,   June 27,
                                                               2005       2004
                                                             --------   --------
Net income (loss) as reported                                  $ 201     $ (617)
Add: Stock-based employee compensation expense
   included in reported net income (loss), net
   of related tax effects                                         18         32

Deduct: Total stock-based compensation expense
   determined under fair value based method for
   all awards, net of related tax effects                        (50)       (54)
                                                               -----     ------
   Proforma net income (loss)                                  $ 169     $ (639)
                                                               =====     ======

   Basic earnings (loss) per share:
      As reported                                              $0.03     $(0.09)
      Proforma                                                 $0.03     $(0.10)

   Diluted earnings (loss) per share:
      As reported                                              $0.03     $(0.09)
      Proforma                                                 $0.03     $(0.10)

NOTE 3. Inventories

Inventories, net of valuation allowances, are summarized as follows:

                                                  June 26, 2005   March 31, 2005
                                                  -------------   --------------
Finished goods                                       $    --          $    --
Work in process                                        4,948            4,120
Purchased and manufactured parts                      10,981           11,777
                                                     -------          -------
   Total                                             $15,929          $15,897
                                                     =======          =======

NOTE 4. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities consisted of the following:

                                                  June 26, 2005   March 31, 2005
                                                  -------------   --------------
Senior Credit Facility                     14.7%     $60,345          $61,254
Other                                                     79               79
                                                     -------          -------
                                                      60,424           61,333
Less current maturities                                3,079            3,465
                                                     -------          -------
Total long-term debt                                 $57,345          $57,868
                                                     =======          =======

Senior Credit Facility - On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At June 26, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 14.7% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. At June 26, 2005, the Company was in compliance with the provisions of the Senior Credit Facility. At June 26, 2005, there were no outstanding borrowings under the revolving portion of the Senior Credit Facility. With the previously reported delay in the completion of the audited financial statements, for the fiscal year ended March 31, 2005, the Company sought and received from its lenders a waiver and extension until August 29, 2005 to deliver the audited financial statements to the lenders. The audited financial statements were delivered to the lenders on August 15, 2005.

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

NOTE 5. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to this plan were $0.2 million for the three month period ending June 26, 2005 and June 27, 2004.

The Company provides postretirement benefits to certain union employees at the Company's Breeze-Eastern division. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company's subsidiary, Seeger-Orbis GmbH & Co. oHG, now known as TTC Germany GmbH & Co. oHG, sold its retaining ring business in Germany to Barnes Group Inc. (Barnes). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the selling company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the pension plan of $4.2 million which is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

                                Postretirement Benefits               Pension Plan
                                   Three Months ended              Three Months ended
                             -----------------------------   -----------------------------
                             June 26, 2005   June 27, 2004   June 26, 2005   June 27, 2004
                             -------------   -------------   -------------   -------------
Components of net periodic
   benefit costs:
Interest Cost                     $19             $18             $51             $69
Amortization of net loss           13              18              --              --
                                  ---             ---             ---             ---
Net periodic benefit cost         $32             $36             $51             $69
                                  ===             ===             ===             ===

NOTE 6. New Accounting Standards

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Management does not believe that this statement will have a material effect on the results of its operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this statement will have a material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. Management has not yet determined the transition approach in adopting this statement.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of "so abnormal" in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the fiscal year ending March 31, 2006. The adoption of this statement will have not have a material effect on the Company's financial position or results of operations.

NOTE 7. Reclassification

In the Consolidated Statement of Cash Flows for the three months ended June 26, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying Statements of Consolidated Cash Flows for the three months ended June 27, 2004, the Company reclassified changes in restricted cash balances to be consistent with its fiscal 2006 presentation which resulted in a $100,000 decrease to investing cash flows and a corresponding increase in operating cash flows from the amounts previously reported.

NOTE 8. Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q may contain forward-looking statements. See "Forward Looking Statements" on page 17 hereof for further information of the risks and uncertainties associated with forward-looking statements.

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

All references to fiscal 2006 and beyond in this Management's Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2006 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 26, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 27, 2004.

Net Sales. Our sales decreased to $13.0 million for the first quarter of fiscal 2006 from sales of $14.6 million for the first quarter of fiscal 2005. This 11% decrease in sales for the first quarter of fiscal 2006 was primarily due to lower sales in the weapons handling product line, which was due to the completion of the HLU-196 Bomb Hoist program, influencing a decrease in new product sales of 46% for the first quarter. Sales in the overhaul and repair portion of our business increased 99% from the same period last year. (See discussion of Gross profit below).

Gross Profit. Gross profit decreased 3% to $5.6 million for the first quarter of fiscal 2006 from $5.8 million for the first quarter of fiscal 2005. Gross profit from new products experienced a decrease of approximately $1.3 million. These decreases were offset by approximately $ 0.9 million of higher gross profit in after market sales, and an increase of approximately $0.2 million related to better profitability in engineering sales. As a result of the process and procedures review of the overhaul and repair portion of our business during the first quarter of fiscal 2005, we began implementing changes in our operating procedures and added new personnel to that portion of our business thus producing lower gross margins for the first quarter of fiscal 2005. In the first quarter of fiscal 2006, gross profit from overhaul and repair increased 205% to $1.2 million from $0.4 million for the first quarter of fiscal 2005, as we continue to benefit from the improvements we have made to this portion of our business.

General, administrative and selling expenses. General, selling and administrative expenses decreased 22% to $3.2 million for the first three months of fiscal 2006 from $4.0 million for the first three months of fiscal 2005. The agreement in principle to resolve the previously reported investigation by the Newark office of the United States Attorney into our overhaul and repair operation has resulted in our legal and investigative costs being lowered to $0.1 million in the first three months of fiscal 2006 versus $0.4 million in the first three months of fiscal 2005, and our product liability insurance premiums were $0.1 million lower during the first quarter of fiscal 2006 as compared to the same period last year. During fiscal year 2005, we completed a review of our engineering activities, and during the first quarter of fiscal 2006 engineering costs were $0.3 million lower than last years first quarter.

Interest expense. Interest expense decreased $0.6 million to $2.2 million in the first quarter of fiscal 2006 as compared to $2.8 million in the first quarter of fiscal 2005 primarily from the decreased aggregate interest rate resulting from our refinancing in November 2004.

Net Income. We reported net income of $0.2 million in the first quarter of fiscal 2006 versus a net loss of $0.6 million in the first quarter of fiscal 2005, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first quarter of fiscal 2006 totaled $13.8 million, which represents a 51% increase from new orders of $9.2 million in the first quarter of fiscal 2005. The rescue hoist and cargo winch product line, for both new equipment and overhaul and repair, and cargo hook new equipment were particularly strong in the first quarter of fiscal 2006. A portion of the increases were offset by a decrease in orders in our weapons handling and cargo hook spares product lines.

Backlog. Backlog at June 26, 2005 was $35.9 million, up $0.8 million from $35.1 million at March 31, 2005. The increase in the backlog is due to the order pattern in the first three months of fiscal 2006. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first quarter of fiscal 2006 was 1.06 compared to .63 for the first quarter of fiscal 2005. The increase in the book to bill ratio was directly related to the higher order intake during the first quarter of fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.

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

At June 26, 2005, there were no outstanding borrowings under the revolving portion of our Senior Credit Facility (as defined below). The Senior Credit Facility prohibits the payment of dividends.

As previously reported, the New York Stock Exchange (NYSE) delisted the Company's stock in January 2005 for failing to maintain the NYSE continued listing standards. The Company's stock currently trades in customer initiated transactions in the over-the-counter market under the symbol TTLG. The Company expects that in the future a market maker will be approved by the National Association of Securities Dealers for transactions in the Company's stock.

WORKING CAPITAL

Our working capital at June 26, 2005 was $16.1 million compared to $16.4 million at March 31, 2005. The ratio of current assts to current liabilities was 2.2 to
1.0 at June 26, 2005 and 2.1 to 1.0 at March 31, 2005.

Changes in working capital during the first three months of fiscal 2006 resulted from an increase in cash of $1.4 million, a decrease in accounts receivable of $1.6 million, a decrease in income tax receivable of $1.0 million, a decrease in accounts payable of $0.4 million and a decrease in income tax payable of $0.2 million. In addition the current portion of long-term debt decreased $0.4 million. The decrease in accounts receivable and the increase in cash was due to strong collections from sales made in the fourth quarter of fiscal 2005. The decrease in income tax receivable was due to the receipt of a refund resulting from net operating loss carry backs. The decrease in accounts payable was mainly due to the payments coming due for purchases made in the fourth quarter of fiscal 2005. The decrease in income tax payable is the result of a tax installment resulting from the disposition of a former foreign affiliate. The number of days that sales were outstanding in accounts receivable increased to 40.3 days at June 26, 2005 from
39.8 days at March 31, 2005. The increase in days was attributable to June sales representing 32% of fiscal 2006 first quarter sales due to specific scheduling requirements. Inventory turnover increased slightly to 1.84 turns for the first quarter of fiscal 2006 versus 1.75 turns for the first quarter of fiscal 2005. The increase in inventory turns is reflective of normal inventory and production patterns.

CAPITAL EXPENDITURES

Our additions to property, plant and equipment were $0.2 million for the first three months of fiscal 2006, compared to $0.7 million for the first three months of fiscal 2005. Projects budgeted in fiscal 2006, are expected to be approximately $0.5 million.

SENIOR CREDIT FACILITY

On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At June 26, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 14.7% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. At June 26, 2005, we were in compliance with the provisions of the Senior Credit Facility. With the previously reported delay in the completion of the audited financial statements, for the fiscal year ended March 31, 2005, we sought and received from our lenders a waiver and extension until August 29, 2005 to deliver the audited financial statements to the lenders.

TAX BENEFITS FROM NET OPERATING LOSSES

At June 26, 2005, we had federal and state net operating loss carryforwards, or NOLs, of approximately $61.1 million and $110.1 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2006 through fiscal 2011, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. Failure by the Company to achieve sufficient taxable income to utilize the NOL's would require the recording of an additional valuation allowance against the deferred tax assets. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The
Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The
Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. The State of New Jersey, in response to a budget crisis, currently allows the utilization of net operating loss carryforwards up to 50% of taxable income earned in the state for our 2006 fiscal year. As a result, we will be required to pay New Jersey state income taxes on 50% of fiscal 2006 taxable income in spite of losses being carried forward. It is possible that the State of New Jersey could extend the limitation, or reinstate the suspension of utilization of net operating loss carryforwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

(DOLLARS IN THOUSANDS)

                                                         2010 AND
                    2006     2007     2008      2009    THEREAFTER    TOTAL
                   ------   ------   ------   -------   ----------   -------
Long-term debt     $3,079   $3,000   $3,000   $51,345       $--      $60,424
Operating leases      220      173       36        17        18          464
                   ------   ------   ------   -------       ---      -------
Total              $3,299   $3,173   $3,036   $51,362       $18      $60,888
                   ======   ======   ======   =======       ===      =======

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

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003. An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also finalized an agreement under which the Federal government has paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At June 26, 2005, our cleanup reserve was $2.1 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $1.0 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

Any number of factors could affect future operations and results, including, without limitation, the results of audits and inquiries into the Company's business practices; the Company's ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; interest rate trends; capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business; and those specific risks that are discussed elsewhere in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires us to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of this statement will have a material effect on the results of our operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this statement will have material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after June 15, 2005. We have not yet determined the transition approach in adopting this statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $60.3 million at June 26, 2005. Based on current debt levels, each quarter point increase in the Prime Rate will increase our annual interest expense by approximately $0.2 million.

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

                                        TRANSTECHNOLOGY CORPORATION
                                        (Registrant)


Dated: August 31, 2005                  By: /s/ Joseph F. Spanier
                                            ------------------------------------
                                            Joseph F. Spanier, Vice President,
                                            Chief Financial Officer and
                                            Treasurer *

*    On behalf of the Registrant and as Principal Financial and Accounting
     Officer.