Form 10-Q
period 2005-09-25
TRANSTECHNOLOGY CORP
filed 2005-11-07
CIK 99359

                                    FORM 10-Q

                                   ----------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 2005

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

     As of November 2, 2005, the total number of outstanding shares of registrant's one class of common stock was 6,725,718.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. Financial Information

Item 1.   Financial Statements.......................................         3

          Statements of Consolidated Operations Three and Six
          Month Periods Ended September 25, 2005 and September 26,
          2004.......................................................         4

          Consolidated Balance Sheets September 25, 2005 and
          March 31, 2005.............................................         5

          Statements of Consolidated Cash Flows Six Month Periods
          September 25, 2005 and September 26, 2004..................         6

          Notes to Consolidated Financial Statements.................      7-12

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................     12-20

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk.......................................................        20

Item 4.   Controls and Procedures....................................        20

PART II. Other Information

Item 1.   Legal Proceedings..........................................        21

Item 6.   Exhibits...................................................        21

SIGNATURES...........................................................        22

EXHIBIT 31.1.........................................................        23

EXHIBIT 31.2.........................................................        24

EXHIBIT 32...........................................................        25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the "Company"). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended September 25, 2005, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company's Annual Report on Form 10-K filed for the fiscal year ended March 31, 2005.

              [THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)
           (In Thousands of Dollars, Except Share and Per Share Data)

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                  ---------------------------------------   ---------------------------------------
                                                  SEPTEMBER 25, 2005   SEPTEMBER 26, 2004   SEPTEMBER 25, 2005   SEPTEMBER 26, 2004
                                                  ------------------   ------------------   ------------------   ------------------
Net sales                                             $   12,997           $   15,249           $   25,979           $   29,797
Cost of sales                                              7,551                9,050               14,896               17,761
                                                      ----------           ----------           ----------           ----------
Gross profit                                               5,446                6,199               11,083               12,036
General, administrative
   and selling expenses                                    3,232                4,201                6,386                8,224
Interest expense                                           2,361                2,885                4,556                5,681
Interest income and other (income) expense -net               18                  (82)                 (19)                 (69)
                                                      ----------           ----------           ----------           ----------
Income (loss) before income taxes                           (165)                (805)                 160               (1,800)
Provision (benefit) for income taxes                         (63)                (306)                  61                 (684)
                                                      ----------           ----------           ----------           ----------
   Net income (loss)                                  $     (102)          $     (499)          $       99           $   (1,116)
                                                      ==========           ==========           ==========           ==========
Basic earnings (loss) per share:
   Net income (loss)                                  $    (0.02)          $    (0.07)          $     0.01           $    (0.17)
                                                      ==========           ==========           ==========           ==========
Diluted earnings (loss) per share:
   Net income (loss)                                  $    (0.02)          $    (0.07)          $     0.01           $    (0.17)
                                                      ==========           ==========           ==========           ==========
Number of shares used in computation
   of per share information: (Note 1)
      Basic                                            6,700,000            6,682,000            6,699,000            6,676,000
      Diluted                                          6,700,000            6,682,000            6,725,000            6,676,000

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (In Thousands of Dollars, Except Share Data)

                                                             (UNAUDITED)
                                                         SEPTEMBER 25, 2005   MARCH 31, 2005
                                                         ------------------   --------------
ASSETS

Current assets:
   Cash and cash equivalents                                  $    161           $  1,039
   Accounts receivable (net of allowance for doubtful
      accounts of $19 at September 25, 2005 and $16 at
      March 31, 2005)                                            9,795              9,782
   Inventories - net                                            16,607             15,897
   Prepaid expenses and other current assets                       765                873
   Income tax receivable                                            --                954
   Deferred income taxes                                         2,050              2,050
                                                              --------           --------
      Total current assets                                      29,378             30,595
                                                              --------           --------

Property, plant and equipment                                   16,247             15,515
   Less accumulated depreciation                                11,222             11,023
                                                              --------           --------
      Property, plant and equipment - net                        5,025              4,492
                                                              --------           --------

Other assets:
   Deferred income taxes                                        29,039             29,100
   Other                                                        11,715             12,251
                                                              --------           --------
      Total other assets                                        40,754             41,351
                                                              --------           --------
      Total                                                   $ 75,157           $ 76,438
                                                              ========           ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Revolving Credit Facility                                  $     69           $    386
   Current portion of long-term debt                             3,079              3,079
   Accounts payable-trade                                        4,844              3,768
   Accrued compensation                                          1,808              2,270
   Accrued income taxes                                            469                652
   Accrued interest                                                781                781
   Other current liabilities                                     3,468              3,303
                                                              --------           --------
      Total current liabilities                                 14,518             14,239
                                                              --------           --------
Long-term debt payable to banks and others                      56,833             57,868
                                                              --------           --------
Other long-term liabilities                                      9,965             10,690
                                                              --------           --------
Commitments and Contingencies (Note 8)
Stockholders' deficit:
   Preferred stock - authorized, 300,000 shares;
      none issued                                                   --                 --
   Common stock - authorized, 14,700,000 shares of
      $.01 par value; issued 7,090,611 and 7,087,211
      at September 25, 2005 and March 31, 2005,
      respectively                                                  71                 71
   Additional paid-in capital                                   74,157             74,136
   Accumulated deficit                                         (73,926)           (74,025)
   Unearned compensation                                           (34)              (114)
                                                              --------           --------
                                                                   268                 68
   Less treasury stock, at cost - 390,135 shares at
      September 25, 2005 and at March 31, 2005                  (6,427)            (6,427)
                                                              --------           --------
      Total stockholders' deficit                               (6,159)            (6,359)
                                                              --------           --------
      Total                                                   $ 75,157           $ 76,438
                                                              ========           ========

See accompanying notes to unaudited consolidated financial statements.

                           TRANSTECHNOLOGY CORPORATION
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                            (In Thousands of Dollars)

                                                                        SIX MONTHS ENDED
                                                            ---------------------------------------
                                                            SEPTEMBER 25, 2005   SEPTEMBER 26, 2004
                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $    99              $(1,116)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                     594                  806
   Noncash interest expense, net                                     525                1,905
   Increase in provision for bad debt                                  2                    7
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable and
         other receivables                                           939               (2,325)
      (Increase) decrease in inventories                            (710)               2,351
      Decrease (increase) in deferred taxes, net                      61                 (612)
      Decrease (increase) in other assets                            180                 (107)
      Increase (decrease) in accounts payable                        716               (2,262)
      Decrease in accrued compensation                              (462)              (1,085)
      Decrease in income taxes payable                              (183)                (100)
      Decrease in other liabilities                                 (604)                (483)
                                                                 -------              -------
   Net cash provided by (used in) operating activities             1,157               (3,021)
                                                                 -------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment                          (372)              (1,044)
Proceeds from sale of real estate                                     --                1,331
Collection of notes receivable                                       133                   25
Increase in restricted cash                                           --                 (100)
                                                                 -------              -------
   Net cash (used in) provided by investing activities              (239)                 212
                                                                 -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                                        (1,500)                  --
(Repayments) borrowings of other debt                               (317)               2,103
Exercise of stock options                                             21                   21
                                                                 -------              -------
   Net cash (used in) provided by financing activities            (1,796)               2,124
                                                                 -------              -------
Decrease in cash and cash equivalents                               (878)                (685)
Cash and cash equivalents at beginning of period                   1,039                  960
                                                                 -------              -------
Cash and cash equivalents at end of period                       $   161              $   275
                                                                 =======              =======
Supplemental information:
   Interest payments                                             $ 4,119              $ 3,221
   Income tax payments                                               183                   28
   Increase in term loans and senior subordinated note
      for paid-in-kind interest expense                              465                1,812
Non-cash investing activity for addtions to property,
   plant and equipment                                               469                  172

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

                                                   Three Months Ended               Six Months Ended
                                             -----------------------------   -----------------------------
                                             September 25,   September 26,   September 25,   September 26,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
Basic Earnings (Loss) per Common Share:
Weighted-average common stock outstanding
   for basic earnings (loss) per share
   calculation                                    6,700          6,682           6,699           6,676
                                                 ======          =====           =====           =====
Diluted Earnings (Loss) per Common Share:
Weighted-average common shares outstanding        6,700          6,682           6,699           6,676
Stock options and warrants*                          --             --              26              --
                                                 ------          -----           -----           -----
Weighted-average common stock outstanding
   for diluted earnings (loss) per share
   calculation                                    6,700          6,682           6,725           6,676
                                                 ======          =====           =====           =====

* Excludes anti-dilutive stock options totaling 337,000 and 265,000 for the three and six month periods ended September 25, 2005, respectively, and 194,000 and 202,000 for the three and six month periods ended September 26, 2004 respectively.

NOTE 2. Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.

The following table includes as reported and proforma information required by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". Proforma information is based on the fair value method under SFAS No. 123.

                                                   Three Months Ended               Six Months Ended
                                             -----------------------------   -----------------------------
                                             September 25,   September 26,   September 25,   September 26,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
Net income (loss) as reported                    $(102)         $ (499)          $  99          $(1,116)
Add: Stock-based employee compensation
   expense included in reported net income
   (loss), net of related tax effects               20              25              38               56
Deduct: Total stock-based compensation
   expense determined under fair value
   based method for all awards, net of
   related tax effects                             (63)            (66)           (113)            (119)
                                                ------          ------           -----          -------
Proforma net income (loss)                      $ (145)         $ (540)          $  24          $(1,179)
                                                ======          ======           =====          =======
Basic earnings (loss) per share:
   As reported                                   (0.02)          (0.07)           0.01            (0.17)
   Proforma                                      (0.02)          (0.08)           0.01            (0.18)
Diluted earnings (loss) per share:
   As reported                                   (0.02)          (0.07)           0.01            (0.17)
   Proforma                                      (0.02)          (0.08)           0.01            (0.18)

NOTE 3. Inventories

Inventories, net of valuation allowances, are summarized as follows:

                        September 25, 2005   March 31, 2005
                        ------------------   --------------
Finished goods                $    --            $    --
Work in process                 4,844              4,120
Purchased and
   manufactured parts          11,763             11,777
                              -------            -------
   Total                      $16,607            $15,897
                              =======            =======

NOTE 4. Long-term Debt Payable to Banks and Others

Long-term debt payable to banks and others, including current maturities consisted of the following:

                          September 25, 2005   March 31, 2005
                          ------------------   --------------
Senior Credit Facility          $59,902            $61,254
Other                                79                 79
                                -------            -------
                                 59,981             61,333
Less current maturities           3,148              3,465
                                -------            -------
Total long-term debt            $56,833            $57,868
                                =======            =======

Senior Credit Facility - On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At September 25, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 15.6% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. At September 25, 2005, the Company was in compliance with the provisions of the Senior Credit Facility. At September 25, 2005, there was $0.1 million outstanding borrowings under the revolving portion of the Senior Credit Facility.

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

Senior Subordinated Notes - On August 30, 2000, the Company completed a private placement of $75.0 million of senior subordinated notes (the "Notes") and warrants to purchase shares of the Company's common stock (the "Warrants") to a group of institutional investors (collectively, the "Purchasers"). The Company used the proceeds of the private placement to retire, in full, a $75.0 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bore interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in "payment-in-kind" ("PIK") promissory notes. The PIK portion of the interest rate increased 0.25% each quarter, commencing December 31, 2002 until the Notes were repaid. Effective October 7, 2004, the Purchasers executed a waiver with respect to our technical compliance with certain financial covenants. At the time of the refinancing on November 10, 2004 described above, the principal balance outstanding on the Notes amounted to $58.7 million, which included the original principal amount plus the PIK notes.

As of November 5, 2004, all of the Warrants had been exercised by the Purchasers.

NOTE 5. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee's eligible compensation. Expenses related to this plan were $0.2 million and $0.4 million for the three month period and six month periods ended September 25, 2005 and September 26, 2004, respectively.

The Company provides postretirement benefits to certain union employees at the Company's Breeze-Eastern division. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company's subsidiary, Seeger-Orbis GmbH & Co. oHG, now known as TTC Germany GmbH & Co. oHG (the "Selling Company"), sold its retaining ring business in Germany to Barnes Group Inc. ("Barnes"). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the Selling Company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December
31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge these pension obligations as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $3.8 million at September 25, 2005 and $4.2 million at March 31, 2005 which asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

                                                                Postretirement Benefits
                                             -------------------------------------------------------------
                                                   Three Months Ended               Six Months Ended
                                             -----------------------------   -----------------------------
                                             September 25,   September 26,   September 25,   September 26,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
Components of net periodic benefit costs:
Interest Cost                                     $18             $18             $37             $36
Amortization of net loss                           13              18              26              36
                                                  ---             ---             ---             ---
Net periodic benefit cost                         $31             $36             $63             $72
                                                  ===             ===             ===             ===

                                                                      Pension Plan
                                             -------------------------------------------------------------
                                                   Three Months Ended               Six Months Ended
                                             -----------------------------   -----------------------------
                                             September 25,   September 26,   September 25,   September 26,
                                                  2005            2004            2005            2004
                                             -------------   -------------   -------------   -------------
Components of net periodic benefit costs:
Interest Cost                                     $32             $69             $83             $138
Amortization of net loss                           --              --              --               --
                                                  ---             ---             ---             ----
Net periodic benefit cost                         $32             $69             $83             $138
                                                  ===             ===             ===             ====

NOTE 6. New Accounting Standards

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." The new statement changes the requirements for the accounting for and reporting of a change in accounting principles by requiring retrospective application of changes in accounting principles to prior periods' financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Management does not believe that this statement will have a material effect on the results of its operations. This statement requires that the new accounting principal be applied as if it were adopted prospectively from the earliest date practicable.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of
Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." ("SFAS No. 153"). SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this statement will have a material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after December 31, 2005. Management has not yet determined the transition approach in adopting this statement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of "so abnormal" in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company's fiscal year ending March 31, 2006. Management believes that the adoption of this statement will not have a material effect on the Company's financial position or results of operations.

NOTE 7. Statement of Cash Flows

In the Consolidated Statement of Cash Flows for the six months ended September 25, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The Company previously presented such changes as an operating activity. In the accompanying Statements of

Consolidated Cash Flows for the six months ended September 26, 2004, the Company reclassified changes in restricted cash balances to be consistent with its fiscal 2006 presentation which resulted in a $100,000 decrease to investing cash flows and a corresponding increase in operating cash flows from the amounts previously reported.

The Company accrues in accounts payable amounts related to capital purchases incurred but not yet paid. In prior periods, amounts accrued but not yet paid were classified in the Statement of Cash Flows as cash flows from investing activities and the offsetting change in the related accounts payable as cash flows from operating activities. In 2005, the Company revised its accounting policy to exclude accrued capital purchases from cash flows from investing and operating activities. Accrued capital purchases were $469,000 and $172,000 at September 25, 2005 and September 26, 2004, respectively. The Company revised its 2004 Statement of Cash Flows to conform to this change. As a result, operating activity cash flows decreased and investing activity cash flows increased by $123,000 for the six months ended September 26, 2004.

NOTE 8. Contingencies

As previously reported, the Company had been subject to an investigation that was conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern's overhaul and repair operations. The Company has executed an agreement with the United States Government dated September 6, 2005, that resolves the civil and contractual aspects of the investigation and has been advised by the United States Attorney that there will be no criminal charges against the Company. Under the agreement, the Company will pay to the United States Government $1.0 million in three installments. A first installment of $0.1 million was paid upon finalization of the agreement in September, a second installment of $0.3 million will be paid on March 30, 2006 and a third and final installment of $0.6 million will be paid on September 30, 2006. The Company has recorded a pre-tax charge of $1.2 million relating to the settlement and associated costs.

The Company sold the assets of its Breeze Industrial Products division (the "Division") in July 2001 to Breeze Industrial Products Corporation ("BIP"). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania to the Indiana County (PA) Development Corporation ("ICDC") for $2,000,000. The ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contains an option for BIP to purchase the property from ICDC at the end of the first term for $1,500,000 (the appraised value of the property in July 2001). In the event that BIP does not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, can require the Company to repurchase the property for $1,000,000, of which $500,000 is contractually required to be maintained on deposit with banks located in Indiana County, Pennsylvania. The Company considers a decision by BIP to vacate the location in Saltsburg, Pennsylvania to be unlikely as the location is a manufacturing facility with sophisticated machinery, an established well-trained work force, dependable suppliers, and excellent distribution access. In the event that the facility is presented for repurchase, management is confident that the repurchase would not have a material effect on the Company's financial position or cash flows and the facility can be resold for at least the repurchase price.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q may contain forward-looking statements. See "Forward Looking Statements" on page 18 hereof for further information of the risks and uncertainties associated with forward-looking statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 25, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 26, 2004

Net Sales. Our sales decreased to $13.0 million for the second quarter of fiscal 2006 from sales of $15.2 million for the second quarter of fiscal 2005. This overall 15% decrease in sales for the second quarter of fiscal 2006 was due to lower new production sales in our weapons handling, rescue hoist and winch and cargo hook product lines influencing a decrease in new product sales of 34% for the second quarter. These decreases were primarily due to timing of orders received from customers. Sales in the overhaul and repair portion of our business increased 23% from the same period last year. (See discussion of Gross Profit below).

Gross Profit. Gross profit decreased 12% to $5.4 million for the second quarter of fiscal 2006 from $6.2 million for the second quarter of fiscal 2005. Gross profit from new products experienced a decrease of approximately $1.3 million due primarily to the lower sales volume discussed above. These decreases were offset by approximately $0.4 million of higher gross profit in after market sales. As a result of the process and procedures review of the overhaul and repair portion of our business during fiscal 2005, we began implementing changes in our operating procedures and added new personnel to that portion of our business thus producing lower gross margins for the second quarter of fiscal 2005. In the second quarter of fiscal 2006, gross profit from overhaul and repair increased 99% to $1.4 million from $0.7 million for the second quarter of fiscal 2005, as we continue to benefit from the improvements we have made to this portion of our business.

General, administrative and selling expenses. General, selling and administrative expenses decreased 23% to $3.2 million for the second quarter of fiscal 2006 from $4.2 million for the second quarter of fiscal 2005. As a result of the settlement with the Newark, New Jersey office of the United States Attorney's investigation into our overhaul and repair operation, legal and investigative costs decreased $0.3 million in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005. Our product liability insurance premiums were approximately $0.2 million lower during the second quarter of fiscal 2006 as compared to the same period last year due to a change in our insurance broker and insurance carriers. In the second quarter of fiscal 2006, incentive compensation and salary costs were approximately $0.2 million lower as compared to the second quarter of fiscal 2005. Due to lower sales in the second quarter of fiscal 2006, engineering and marketing costs decreased approximately $ 0.2 million as compared to the same period last year.

Interest expense. Interest expense decreased $0.5 million to $2.3 million in the second quarter of fiscal 2006 as compared to $2.9 million in the second quarter of fiscal 2005 primarily from the decreased aggregate interest rate resulting from our refinancing in November 2004.

Net Loss. We incurred a net loss of $0.1 million in the second quarter of fiscal 2006 versus a net loss of $0.5 million in the second quarter of fiscal 2005, which primarily resulted from the reasons discussed above.

New orders. New orders received in the second quarter of fiscal 2006 totaled $15.5 million, which represents a 10% decrease from new orders of $17.3 million in the second quarter of fiscal 2005. Orders for new equipment in the rescue hoist and winch and tie down product lines, and orders for aftermarket cargo hooks were $3.0 million lower in the second quarter of fiscal 2006 as compared to the same period last year due to timing of orders received from customers. These decreases were partially offset by an increase in orders in our new product cargo hook and engineering product lines.

Backlog. Backlog at September 25, 2005 was $38.4 million, up $3.3 million from $35.1 million at March 31, 2005. The increase in the backlog is due to the timing of orders in the first six months of fiscal 2006. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the second quarter of fiscal 2006 was 1.19 compared to 1.14 for the second quarter of fiscal 2005. The increase in the book to bill ratio was directly related to the lower sales during the second quarter of fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.

SIX MONTHS ENDED SEPTEMBER 25, 2005 COMPARED WITH SIX MONTHS ENDED SEPTEMBER 26, 2004

Net Sales. Our sales decreased to $26.0 million for the first six months of fiscal 2006, a 13% decrease from sales of $29.8 million for the first six months of fiscal 2005. This decrease in sales is due to a 40% decrease in new production sales in our weapons handling, rescue hoist and winch and cargo hook product lines due to completion of certain programs and a delay in start up of other programs. This 40% decrease in new product sales was offset to some degree by a 52% increase in the overhaul and repair portion of our business from the same period last year. (See discussion of Gross Profit below).

Gross Profit. Gross profit decreased 8% to $11.1 million for the first six months of fiscal 2006 from $12.0 million for same period last year. Gross profit from new products experienced a decrease of approximately $2.6 million due primarily to the lower sales volume discussed above. These decreases were partially offset by approximately $ 1.5 million of higher gross profit in our overhaul and repair operation. As a result of the process and procedures review of the overhaul and repair portion of our business during fiscal 2005, we began implementing changes in our operating procedures and added new personnel to that portion of our business, thus producing lower gross margins for the first six months of fiscal 2005. Gross profit from overhaul and repair increased 136% for the first six months of fiscal 2006, as we continue to benefit from the improvements we have made to this portion of our business.

General, administrative and selling expenses. General, selling and administrative expenses decreased 22% to $6.4 million for the first six months of fiscal 2006 from $ 8.2 million for the first six months of fiscal 2005. As a result of the settlement with the Newark, New Jersey office of the United States Attorney's investigation into our overhaul and repair operation, we incurred approximately $0.1 million of legal and investigative costs in the first half of fiscal 2006 versus $0.8 million in the first half of fiscal 2005. Our product liability insurance premiums were approximately $0.3 million lower during the first six months of fiscal 2006 as compared to the same period last year due to a change in our insurance broker and insurance carriers. Incentive compensation and salary costs for the first six months of fiscal 2006 were approximately $0.3 million lower as compared to the first six months of fiscal 2005. During fiscal year 2005, we completed a review of our engineering activities, and during the first six months of fiscal 2006, engineering costs were approximately $0.4 million lower as compared to the same period last year due to lower sustaining and internal research and development activities and higher billable engineering activities. As a result of lower new product sales, marketing costs were approximately $0.2 million lower in the first six months of fiscal 2006 than the first six months of fiscal 2005.

Interest expense. Interest expense decreased $1.1 million to $4.6 million in the first six months of fiscal 2006 as compared to $5.7 million in the first six months of fiscal 2005 primarily from the decreased aggregate interest rate resulting from our refinancing in November 2004.

Net Income. We incurred net income of $0.1 million in the first six months of fiscal 2006 versus a net loss of $1.1 million in the first six months of fiscal 2005, which primarily resulted from the reasons discussed above.

New orders. New orders received in the first six months of fiscal 2006 totaled $29.3 million, which represents an 11% increase from new orders of $26.5 million in the first six months of fiscal 2005. Orders for new equipment in the rescue hoist and winch and cargo hook product lines were approximately $4.7 million higher, a 44% increase, during the first half of fiscal 2006 as compared to the same period last year. We also experienced increases of approximately $1.4 million in our overhaul and repair operation, as well as a $0.5 million increase in new orders for engineering during the first six months of fiscal 2006 as compared to the first six months of fiscal 2005. These increases were partially offset by a decrease of new orders in our weapons handling and tie down product lines of $1.1 million for new product and $ 3.4 million for after market spares.

Backlog. Backlog at September 25, 2005 was $38.4 million, up $3.3 million from $35.1 million at March 31, 2005. The increase in the backlog is due to the timing of orders in the first six months of fiscal 2006. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first six months of fiscal 2006 was 1.13 compared to .89 for the first six months of fiscal 2005. The increase in the book to bill ratio was directly related to the higher order intake and lower sales volume during the first half of fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.

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

Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at September 25, 2005 were $0.1 million and $2.1 million respectively. The Senior Credit Facility prohibits the payment of dividends.

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

As we have publicly announced, we have been actively exploring both replacement of the very expensive debt we carry, as more particularly described under the heading Senior Credit Facility, and increasing our equity. If such a plan were implemented, it could prove to be dilutive to current shareholders. Recognizing this, we have a parallel project that is evaluating other alternatives that may capture the value of the business for today's shareholders. We are working with advisors for each project, and our Board hopes to make a decision as to which path to take during the fiscal fourth quarter.

WORKING CAPITAL

Our working capital at September 25, 2005 was $14.9 million compared to $16.4 million at March 31, 2005. The ratio of current assets to current liabilities was 2.0 to 1.0 at September 25, 2005 and 2.1 to 1.0 at March 31, 2005.

Changes in working capital during the first six months of fiscal 2006 resulted from a decrease in cash of $0.9 million, a decrease in notes receivable of $0.1 million, an increase in inventory of $0.7 million, a decrease in income tax receivable of $1.0 million, an increase in accounts payable of $1.1 million, a decrease in accrued compensation of $0.5 million, a decrease in income tax payable of $0.2 million, and an increase in other current liabilities of $0.2 million. In addition, the current portion of long-term debt decreased $0.3 million. The decrease in cash was due to timing of collections from accounts receivable. The decrease in notes receivable was the result of principal installments received from two previously divested companies. The increase in inventory was largely due to the advance purchase of long lead-time materials needed to fulfill customers' long-term purchase orders, which is also evident in the increase in accounts payable. The decrease in income tax receivable was due to the receipt of a refund resulting from net operating loss carry backs. Payments of accrued incentive compensation accounted for the decrease in accrued compensation. The decrease in income tax payable is the result of a tax installment resulting from the disposition of a former foreign affiliate. The recognition of environmental liabilities from long term to current, largely accounted for the increase in other current liabilities. The number of days that sales were outstanding in accounts receivable increased to
48.6 days at September 25, 2005 from 39.8 days at March 31, 2005. The increase in days was attributable to September sales representing 40% of fiscal 2006 second quarter sales due to specific scheduling requirements. Inventory turnover decreased slightly to 1.82 turns for the second quarter of fiscal 2006 versus
2.0 turns for the second quarter of fiscal 2005. The decrease in inventory turns is reflective of the reason mentioned above.

CAPITAL EXPENDITURES

Our additions to property, plant and equipment were $0.7 million for the first six months of fiscal 2006, compared to $1.2 million for the first six months of fiscal 2005. Projects budgeted in fiscal 2006 are expected to be approximately $0.9 million. The capital expenditures in both periods were primarily related to the Company's new enterprise resource planning system.

SENIOR CREDIT FACILITY

On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million, forty-two month, senior credit facility (the "Senior Credit Facility"). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At September 25, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 15.6% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company's assets. At September 25, 2005, we were in compliance with the provisions of the Senior Credit Facility.

TAX BENEFITS FROM NET OPERATING LOSSES

At September 25, 2005, we had federal and state net operating loss carryforwards, or NOLs, of approximately $61.0 million and $110.1 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2006 through fiscal 2011, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management's assertion that a portion of the state NOL's are not more likely than not realizable. Failure by the Company to achieve sufficient taxable income to utilize the NOL's would require the recording of an additional valuation allowance against the deferred tax assets. The Internal Revenue Code of 1986, as amended (the "Code") imposes significant limitations on the utilization of NOLs in the event of an "ownership change" as defined under section 382 of the Code (the "Section 382 Limitation"). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation's stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation's stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the

Section 382 Limitation. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. The State of New Jersey, in response to a budget crisis, currently allows the utilization of net operating loss carryforwards up to 50% of taxable income earned in the state for our 2006 fiscal year. As a result, we will be required to pay New Jersey state income taxes on 50% of fiscal 2006 taxable income in spite of losses being carried forward. It is possible that the State of New Jersey could extend the limitation, or reinstate the suspension of utilization of net operating loss carryforwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

(DOLLARS IN THOUSANDS)

                                                         2010 AND
                    2006     2007     2008      2009    THEREAFTER    TOTAL
                   ------   ------   ------   -------   ----------   -------
Long-term debt     $1,579   $3,000   $3,000   $52,333       $--      $59,912
Operating leases      149      179       37        17        17          399
                   ------   ------   ------   -------       ---      -------
Total              $1,728   $3,179   $3,037   $52,350       $17      $60,311
                   ======   ======   ======   =======       ===      =======

Obligations for long-term debt do not include amounts for interest, as such amounts will vary due to fluctuation in the Prime Rate.

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

We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we are developing a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.9 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection ("PaDEP") concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the "2003 Consent Order"). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also finalized an agreement under which the Federal government has paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At September 25, 2005, our cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

Any number of factors could affect future operations and results, including, without limitation, capital requirements; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company's future business; interest rate trends; the Company's ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed in the Company's previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and the Form 10-Q for the first quarter ended June 26, 2005.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections -- a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements." The new statement changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application of changes in accounting principles to prior periods' financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that the new accounting principal be applied as if it were adopted prospectively from the earliest date practicable. We do not believe that this statement will have a material effect on the results of our operations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transaction ("SFAS No. 153"). SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this statement will have material effect on the results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after December 31, 2005. We have not yet determined the transition approach in adopting this statement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This statement amends the guidance in Accounting Research Bulletin ("ARB") No. 43,(Restatement and Revision of Accounting Research Bulletins), Chapter 4 "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of "so abnormal" in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year ending March 31, 2006. We believe that the adoption of this statement will not have a material effect on the results of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $59.9 million at September 25, 2005. Based on current debt levels, each quarter point increase in the Prime Rate will increase our annual interest expense by approximately $0.2 million.

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

                                        TRANSTECHNOLOGY CORPORATION
                                        (Registrant)


Dated: November 7, 2005                 By: /s/ Joseph F. Spanier
                                            ------------------------------------
                                            Joseph F. Spanier, Vice President,
                                            Chief Financial Officer and
                                            Treasurer *

*    On behalf of the Registrant and as Principal Financial and Accounting
     Officer.