Form 10-Q
period 2005-12-25
TRANSTECHNOLOGY CORP
filed 2006-02-07
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of February 3, 2006, the total number of outstanding shares of registrant’s one class of common stock was 6,725,718.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
The following unaudited Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited Statement of Consolidated Operations for the period ended December 25, 2005, are not necessarily indicative of the results to be expected for the entire year. The following unaudited Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2005.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

TRANSTECHNOLOGY CORPORATION
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Net sales	$16,315	$17,267	$42,294	$47,064
Cost of sales	9,562	10,049	24,458	27,810

Gross profit	6,753	7,218	17,836	19,254

General, administrative and selling expenses	3,616	4,411	10,002	12,635
Interest expense	2,444	2,462	7,000	8,143
Other expense-net	69	85	50	16
Loss on extinguishment of debt	—	2,185	—	2,185

Income (loss) before income taxes	624	(1,925)	784	(3,725)
Provision (benefit) for income taxes	237	(657)	298	(1,341)

Net income (loss)	$387	$(1,268)	$486	$(2,384)

Basic earnings (loss) per share:
Net income (loss)	$0.06	$(0.19)	$0.07	$(0.36)

Diluted earnings (loss) per share:
Net income (loss)	$0.06	$(0.19)	$0.07	$(0.36)

Number of shares used in computation of per share information: (Note 1)
Basic	6,726,000	6,701,000	6,706,000	6,684,000
Diluted	6,760,000	6,701,000	6,734,000	6,684,000
See accompanying notes to unaudited consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	December 25, 2005	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$207	$1,039
Accounts receivable (net of allowance for doubtful accounts of $19 at December 25, 2005 and $16 at March 31, 2005)	11,375	9,782
Inventories — net	18,059	15,897
Prepaid expenses and other current assets	968	873
Income tax receivable	—	954
Deferred income taxes	2,050	2,050

Total current assets	32,659	30,595

Property, plant and equipment	16,459	15,515
Less accumulated depreciation	11,501	11,023

Property, plant and equipment—net	4,958	4,492

Other assets:
Deferred income taxes	28,802	29,100
Other	11,504	12,251

Total other assets	40,306	41,351

Total	$77,923	$76,438

Liabilities and Stockholders’ Deficit
Current liabilities:
Revolving credit facility	$79	$386
Current portion of long-term debt	3,079	3,079
Accounts payable-trade	7,358	3,768
Accrued compensation	2,414	2,270
Accrued income taxes	469	652
Accrued interest	735	781
Other current liabilities	3,560	3,303

Total current liabilities	17,694	14,239

Long-term debt payable to banks and others	56,257	57,868

Other long-term liabilities	9,706	10,690

Contingencies (Note 8)
Stockholders’ deficit:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 7,115,853 and 7,087,211 at December 25, 2005 and March 31, 2005, respectively	71	71
Additional paid-in capital	74,337	74,136
Accumulated deficit	(73,539)	(74,025)
Unearned compensation	(176)	(114)

	693	68

Less treasury stock, at cost - 390,135 shares at December 25, 2005 and at March 31, 2005	(6,427)	(6,427)

Total stockholders’ deficit	(5,734)	(6,359)

Total	$77,923	$76,438

See accompanying notes to unaudited consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine Months Ended
	December 25, 2005	December 26, 2004
Cash Flows from Operating Activities:

Net income (loss)	$486	$(2,384)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write off of unamortized loan fees	—	1,438
Depreciation and amortization	1,080	1,162
Noncash interest expense, net	794	2,510
Increase in provision for bad debt	3	12
Changes in assets and liabilities:
Increase in accounts receivable and other receivables	(642)	(2,125)
(Increase) decrease in inventories	(2,162)	4,701
Decrease (increase) in deferred taxes	298	(1,192)
Decrease (increase) in other assets	16	(223)
Increase (decrease) in accounts payable	3,877	(1,268)
Increase (decrease) in accrued compensation	144	(1,261)
Decrease in income taxes payable	(183)	(489)
Decrease in other liabilities	(913)	(2,238)

Net cash provided by used in operating activities	2,798	(1,357)

Cash Flows from Investing Activities:

Additions to property, plant and equipment	(1,231)	(1,636)
Proceeds from sale of real estate	—	1,331
Collection of notes receivable	133	25
Decrease in restricted cash-net	4	49

Net cash (used in) investing activities	(1,094)	(231)

Cash Flows from Financing Activities:

Borrowings (repayments) on long-term debt	(2,250)	61,250
(Repayments) borrowings of other debt	(307)	(58,420)
Payment of debt issue costs	—	(2,070)
Exercise of stock options	21	21

Net cash (used in) provided by financing activities	(2,536)	781

Decrease in cash and cash equivalents	(832)	(807)
Cash and cash equivalents at beginning of period	1,039	960

Cash and cash equivalents at end of period	$207	$153

Supplemental information:
Interest payments	6,271	6,109
Income tax payments	184	341
Increase in term loans and senior subordinated note for paid-in-kind interest expense	639	2,370
Non-cash investing activity for addtions to property, plant and equipment	182	172
See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in Tables are in Thousands)
NOTE 1. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options and warrants. The diluted loss per share is computed using the same weighted-average number of shares as the basic earnings per share computation.
The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Basic Earnings (Loss) per Common Share:

Weighted-average common stock outstanding for basic earnings (loss) per share calculation	6,726	6,701	6,706	6,684

Diluted Earnings (Loss) per Common Share:

Weighted-average common shares outstanding	6,726	6,701	6,706	6,684

Stock options and warrants*	34	—	28	—

Weighted-average common stock outstanding for diluted earnings (loss) per share calculation	6,760	6,701	6,734	6,684

*	Excludes anti-dilutive stock options totaling 193,500 and 241,167 for the three and nine month periods ended December 25, 2005, respectively, and 193,500 and 198,850 for the three and nine month periods ended December 26, 2004 respectively.
NOTE 2. Stock-Based Compensation
Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the Company records expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.
The following table includes as reported and proforma information required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Proforma information is based on the fair value method under SFAS No. 123.

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Net income (loss) as reported	$387	$(1,268)	$486	$(2,384)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	24	36	62	93

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(79)	(172)	(199)

Proforma net income (loss)	$352	$(1,311)	$376	$(2,490)

Basic earnings (loss) per share:

As reported	0.06	(0.19)	0.07	(0.36)
Proforma	0.05	(0.20)	0.06	(0.37)

Diluted earnings (loss) per share:
As reported	0.06	(0.19)	0.07	(0.36)
Proforma	0.05	(0.20)	0.06	(0.37)
NOTE 3. Inventories
Inventories, net of valuation allowances, are summarized as follows:

	December 25, 2005	March 31, 2005
Finished goods	$—	$—

Work in process	5,866	4,120

Purchased and manufactured parts	12,193	11,777

Total	$18,059	$15,897

NOTE 4. Long-term Debt Payable to Banks and Others
Long-term debt payable to banks and others, including current maturities consisted of the following:

	December 25, 2005	March 31, 2005
Senior Credit Facility	$59,336	$61,254

Other	79	79

	59,415	61,333

Less current maturities	3,158	3,465

Total long-term debt	$56,257	$57,868

Senior Credit Facility — On November 10, 2004, the Company refinanced and repaid in full the Former Senior Credit Facility (see below) and the Notes (see below) with a $71.5 million, forty-two month, senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At December 25, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 16.1% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company’s assets. At December 25, 2005, the Company was in compliance with the provisions of the Senior Credit Facility. At December 25, 2005, there was $0.1 million outstanding borrowings under the revolving portion of the Senior Credit Facility.
Former Senior Credit Facility — At the time of the refinancing on November 10, 2004, the Company had a senior credit facility consisting of an $8.0 million asset-based revolving credit facility, which was established in August 2002 (the “Former Senior Credit Facility”) to refinance all remaining obligations outstanding under its prior senior credit facility. The Former Senior Credit Facility was amended on August 5, 2003 and was subsequently amended on January 30, 2004 and July 30, 2004, and was repaid in full on November 10, 2004 (see “Senior Credit Facility” above). The maturity date of this facility, as amended, was January 31, 2005, and had an interest rate of 5.75%. The Former Senior Credit Facility was secured by all of the Company’s assets.
Senior Subordinated Notes — On August 30, 2000, the Company completed a private placement of $75.0 million of senior subordinated notes (the “Notes”) and warrants to purchase shares of the Company’s common stock (the “Warrants”) to a group of institutional investors (collectively, the “Purchasers”). The Company used the proceeds of the private placement to retire, in full, a $75.0 million bridge loan held by a group of lenders led by Fleet National Bank. The Notes, as amended in August 2002, were due on August 29, 2005 and bore interest at a rate of 18% per annum consisting of 13% cash interest on principal, payable quarterly, and 5% interest on principal, payable quarterly in “payment-in-kind” (“PIK”) promissory notes. The PIK portion of the interest rate increased 0.25% each quarter, commencing December 31, 2002 until the Notes were repaid. Effective October 7, 2004, the Purchasers executed a waiver with respect to our technical compliance with certain financial covenants. At the time of the November 10, 2004 refinancing described above, the principal balance outstanding on the Notes amounted to $58.7 million, which included the original principal amount plus the PIK notes.
As of November 5, 2004, all of the Warrants had been exercised by the Purchasers.

NOTE 5. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.6 million for the three and nine month periods ended December 25, 2005 and $0.1 million and $0.05 million for the three and nine month periods ended December 26, 2004.
The Company provides postretirement benefits to certain union employees at the Company’s Breeze-Eastern division. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. oHG, subsequently known as TTC Germany GmbH & Co. oHG (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the Selling Company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, and its successor, TransTechnology Germany GmbH, whereby Barnes is obligated to administer and discharge these pension obligations as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $3.8 million at December 25, 2005 and $4.2 million at March 31, 2005. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

		Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Components of net periodic benefit costs:

Interest Cost	$18	$18	$55	$54

Amortization of net loss	14	17	40	53

Net periodic benefit cost	$32	$35	$95	$107

		Pension Plan
	Three Months Ended		Nine Months Ended
	December 25, 2005	December 26, 2004	December 25, 2005	December 26, 2004
Components of net periodic benefit costs:

Interest Cost	$38	$26	$121	$164

Amortization of net loss	—	—	—	—

Net periodic benefit cost	$38	$26	$121	$164

NOTE 6. New Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” The new statement changes the requirements for the accounting for and reporting of a change in accounting principles by requiring retrospective application of changes in accounting principles to prior periods’ financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Management does not believe that this statement will have a material effect on the Company’s financial position, results of operations, or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. Management does not believe that this statement will have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” (“SFAS No. 153”). SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this statement will have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after December 31, 2005. Management has not yet determined the transition approach in adopting this statement.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company’s fiscal year ending March 31, 2006. Management believes that the adoption of this statement will not have a material effect on the Company’s financial position, results of operations, or cash flows.
NOTE 7. Statement of Cash Flows
In the Consolidated Statement of Cash Flows for the nine months ended December 25, 2005, the Company changed the classification of changes in restricted cash balances to present such changes as an investing activity. The

Company previously presented such changes as an operating activity. In the accompanying Statements of Consolidated Cash Flows for the nine months ended December 26, 2004, the Company reclassified changes in restricted cash balances to be consistent with its fiscal 2006 presentation which resulted in a $49,000 decrease to investing cash flows and a corresponding increase in operating cash flows from the amounts previously reported.
The Company accrues in accounts payable amounts related to capital purchases incurred but not yet paid. In prior periods, amounts accrued but not yet paid were classified in the Statement of Cash Flows as cash flows from investing activities and the offsetting change in the related accounts payable as cash flows from operating activities. In 2005, the Company revised its accounting policy to exclude accrued capital purchases from cash flows from investing and operating activities. Accrued capital purchases were $.2 million at December 25, 2005 and December 26, 2004. The Company revised its 2005 Statement of Cash Flows to conform to this change. As a result, there was no change in operating and investing activity for the nine months ended December 26, 2004.
NOTE 8. Contingencies
As previously reported, the Company had been subject to an investigation that was conducted by the Newark, New Jersey office of the United States Attorney with respect to Breeze-Eastern’s overhaul and repair operations. The Company has executed an agreement with the United States Government dated September 6, 2005, that resolves the civil and contractual aspects of the investigation and has been advised by the United States Attorney that there will be no criminal charges against the Company. Under the agreement, the Company will pay to the United States Government $1.0 million in three installments. A first installment of $0.1 million was paid upon finalization of the agreement in September. A second installment of $0.3 million will be paid on March 30, 2006 and a third and final installment of $0.6 million will be paid on September 30, 2006. The Company has recorded a pre-tax charge of $1.2 million relating to the settlement and associated costs.
The Company sold the assets of its Breeze Industrial Products division (the “Division”) in July 2001 to Breeze Industrial Products Corporation (“BIP”). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania to the Indiana County (PA) Development Corporation (“ICDC”) for $2.0 million. ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contains an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). In the event that BIP does not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, can require the Company to repurchase the property for $1.0 million, of which $0.5 million is contractually required to be maintained on deposit with banks located in Indiana County, Pennsylvania. The Company considers a decision by BIP to vacate the location in Saltsburg, Pennsylvania to be unlikely as the location is a manufacturing facility with sophisticated machinery, an established well-trained work force, dependable suppliers, and excellent distribution access. In the event that the facility is presented for repurchase, management is confident that the repurchase would not have a material effect on the Company’s financial position, results of operations, or cash flows and the facility can be resold for at least the repurchase price.
The Company is also engaged in various other legal proceedings incidental to its business. Management is of the opinion that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on the consolidated financial position, results of our operations, or cash flows in future periods.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
This Quarterly Report on Form 10-Q may contain forward-looking statements. See “Forward Looking Statements” on page 19 hereof for further information of the risks and uncertainties associated with forward-looking statements.

We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer and supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Marketed under the trade name “Breeze-Eastern”, our products are designed to be efficient and reliable in extreme operating conditions. Our equipment is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
All references to fiscal 2006 and beyond in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2006 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.
Results of Operations
Three Months Ended December 25, 2005 Compared with Three Months Ended December 26, 2004
Net Sales. Our sales decreased to $16.3 million for the third quarter of fiscal 2006 from sales of $17.3 million for the third quarter of fiscal 2005. This overall 6% decrease in sales for the third quarter of fiscal 2006 was due to a decline in spares sales of 16% for the third quarter of fiscal 2006 as compared to the same period last year. These decreases were primarily due to timing of orders received from customers (see New Orders). Sales in the overhaul and repair portion of our business increased 13% from the same period last year. (See discussion of Gross Profit below).
Gross Profit. Gross profit decreased 6% to $6.8 million for the third quarter of fiscal 2006 from $7.2 million for the third quarter of fiscal 2005. Gross profit from aftermarket spares decreased approximately $0.8 million due primarily to the lower sales volume discussed above. These decreases were offset by approximately $0.3 million of higher gross profit in the aftermarket overhaul and repair section of our business. As a result of the process and procedures review of the overhaul and repair portion of our business during fiscal 2005, we began implementing changes in our operating procedures and added new personnel to that portion of our business thus producing lower gross margins for the third quarter of fiscal 2005. Gross profit from overhaul and repair increased 37% for the third quarter of fiscal 2006 as compared to the same period last year, as we continue to benefit from the improvements we have made to this portion of our business.
General, administrative and selling expenses. General, administrative and selling expenses decreased 18% to $3.6 million for the third quarter of fiscal 2006 from $4.4 million for the third quarter of fiscal 2005. The settlement of the Newark, New Jersey office of the United States Attorney investigation into our overhaul and repair operation has resulted in a decrease in legal and investigative costs of $0.4 million in the third quarter of fiscal 2006 versus the third quarter of fiscal 2005. Our product liability insurance premiums were approximately $0.1 million lower during the third quarter of fiscal 2006 as compared to the same period last year due to a change in our insurance broker and insurance carriers, and engineering and marketing costs decreased approximately $0.2 million as compared to the same period last year. Legal costs related to the New York Stock Exchange delisting and appeal and expenses related to previously divested divisions, primarily for tax matters, were approximately $0.5 million lower in the third quarter of fiscal 2006 compared to the same period last year. The reductions in the items mentioned above were partially offset by higher incentive compensation costs of approximately $0.3 million and higher depreciation costs, primarily on the new enterprise resource planning system of approximately $0.2 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.
Interest expense. Interest expense of $2.4 million was relatively unchanged in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. While the refinancing in November 2004 lowered our aggregate rate of interest, the interest rate on our senior credit facility is based on the prime rate, which is 225 basis points higher in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005. Even though we have reduced our outstanding debt, the debt that is paid down has the lowest interest rate, resulting in an increase in our effective rate as the amount of our total debt declines.

Net Income. We generated net income of $0.4 million in the third quarter of fiscal 2006 versus a net loss of $1.3 million in the third quarter of fiscal 2005, which included a charge of approximately $1.4 million from the write-off of unamortized fees related to the extinguishment of debt as a result of our refinancing of our credit facilities in the third quarter of fiscal 2005. The remaining increase in net income primarily resulted from the reasons discussed above.
New orders. New orders received in the third quarter of fiscal 2006 totaled $27.7 million, which represents a 121% increase from new orders of $12.6 million in the third quarter of fiscal 2005. The increase was principally due to the timing of orders received from customers. Orders for new equipment in the rescue hoist and winch product line were $3.8 million higher in the third quarter of fiscal 2006 than in the third quarter of fiscal 2005. New orders received for aftermarket products in both our spares and overhaul and repair product lines were $14.5 million higher in the third quarter of fiscal 2006 as compared to the same period last year. These increases were partially offset by a decrease in orders in our new equipment cargo hook, tie down, weapons handling and engineering product lines, which orders decreased $3.2 million in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005.
Backlog. Backlog at December 25, 2005 was $49.9 million, up $14.8 million from $35.1 million at March 31, 2005. The increase in the backlog is due to the timing of orders in the first nine months of fiscal 2006. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the third quarter of fiscal 2006 was 1.70 compared to .73 for the third quarter of fiscal 2005. The increase in the book to bill ratio was directly related to higher order intake and lower sales volume during the third quarter of fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
Nine Months Ended December 25, 2005 Compared with Nine Months Ended December 26, 2004
Net Sales. Our sales decreased 10% to $42.3 million for the first nine months of fiscal 2006, from sales of $47.1 million for the first nine months of fiscal 2005. This decrease in sales is due to a 26% decrease in new product sales in our weapons handling, rescue hoist and winch and cargo hook product lines for the first nine months of fiscal 2006 as compared to the same period last year. Aftermarket spares sales decreased approximately $1.7 million, a 12% decline for the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. These declines were due to the completion of certain programs and a delay in start up of other programs (see New Orders). The decreases in new product and aftermarket spare sales were offset to some degree by a 37% increase in the overhaul and repair portion of our business from the same period last year. (See discussion of Gross Profit below).
Gross Profit. Gross profit decreased 7% to $17.8 million for the first nine months of fiscal 2006 from $19.3 million for the same period last year. Gross profit from new products and aftermarket spares experienced a decrease of approximately $2.6 million and $0.9 million respectively, due primarily to the lower sales discussed above. These decreases were partially offset by approximately $1.8 million of higher gross profit in our overhaul and repair operation. As a result of the process and procedures review of the overhaul and repair portion of our business during fiscal 2005, we began implementing changes in our operating procedures and added new personnel to that portion of our business, thus producing lower gross margins for the first nine months of fiscal 2005. Gross profit from overhaul and repair increased 95% for the first nine months of fiscal 2006, as we continue to benefit from the improvements we have made to this portion of our business.
General, administrative and selling expenses. General, selling and administrative expenses decreased 21% to $10.0 million for the first nine months of fiscal 2006 from $12.6 million for the first nine months of fiscal 2005. As a result of the settlement of the Newark, New Jersey office of the United States Attorney’s investigation into our overhaul and repair operation, we incurred approximately $0.1 million of legal and investigative costs in the first nine months of fiscal 2006 versus $1.0 million in the first nine months of fiscal 2005. Our product liability insurance premiums were approximately $0.4 million lower during the first nine months of fiscal 2006 as compared to the same period last year due to a change in our insurance broker and insurance carriers. During fiscal year 2005, we completed a review of our engineering activities, and during the first nine months of fiscal 2006, engineering costs were approximately $0.5 million lower as compared to the same period last year due to lower internal research and development activities and higher billable engineering activities. As a result of lower new product sales, marketing costs were approximately $0.2 million lower in the first nine months of fiscal 2006 than the first nine months of fiscal 2005. Legal costs related to the New York Stock Exchange’s delisting and appeal were approximately $0.2 million lower in the first nine months of fiscal 2006 as compared to the same prior year period. Expenses related to previously divested divisions, primarily for tax matters, were approximately $0.4 million lower in the first nine month period of fiscal 2006 compared to the same period last year. The reductions in the items mentioned above were partially offset by higher depreciation costs, primarily on the new enterprise resource planning system of approximately $0.2 million in the first nine months of fiscal 2006 as compared to the same period last year.
Interest expense. Interest expense decreased $1.1 million to $7.0 million in the first nine months of fiscal 2006 as compared to $8.1 million in the first nine months of fiscal 2005 primarily from the decreased aggregate interest rate resulting from our refinancing in November 2004.
Net Income. We generated net income of $0.5 million in the first nine months of fiscal 2006 versus a net loss of $2.4 million in the first nine months of fiscal 2005, which included an after tax loss of approximately $1.4 million from the refinancing of our credit facilities in November 2004. The remaining increase in net income primarily resulted from the reasons discussed above.
New orders. New orders received in the first nine months of fiscal 2006 totaled $57.1 million, which represents a 46% increase from new orders of $39.0 million in the first nine months of fiscal 2005. Orders for new equipment in the rescue hoist and winch and cargo hook product lines were approximately $7.8 million higher, a 58% increase, during the first nine of fiscal 2006 as compared to the same period last year. We also experienced increases in new orders of approximately $10.9 million in our overhaul and repair operation as well as a $4.8 million increase in new orders in our aftermarket hoist and winch spares operation during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005. These increases were partially offset by a decrease of new orders in our weapons handling and tie down product lines of $3.5 million for new product and $1.6 million in the aftermarket weapons handling spares product line.
Backlog. Backlog at December 25, 2005 was $49.9 million, up $14.8 million from $35.1 million at March 31, 2005. The increase in the backlog is due to the timing of orders in the first nine months of fiscal 2006. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Our book to bill ratio for the first nine months of fiscal 2006 was 1.35 compared to .83 for the first nine months of fiscal 2005. The increase in the book to bill ratio was directly related to the higher order intake and lower sales volume during the first nine months of fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
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
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at December 25, 2005 were $0.1 million and $2.7 million respectively. The Senior Credit Facility prohibits the payment of dividends.

As previously reported, the New York Stock Exchange (NYSE) delisted the Company’s stock in January 2005 for the Company’s failure to maintain the NYSE continued listing standards. The Company’s stock currently trades in customer initiated transactions in the over-the-counter market under the symbol TTLG. The Company expects that in the future a market maker will be approved by the National Association of Securities Dealers for transactions in the Company’s stock.
As we have publicly announced, in December 2005 our Board made the decision that the most efficient and effective means of enhancing shareholder value is to restructure our balance sheet. This restructuring would reduce the very expensive debt we carry as more particularly described under the heading Senior Credit Facility, and increase our cash flow and financial strength. We anticipate completion of the recapitalization during the fiscal fourth quarter.
Working Capital
Our working capital at December 25, 2005 was $15.0 million compared to $16.4 million at March 31, 2005. The ratio of current assets to current liabilities was 1.9 to 1.0 at December 25, 2005 and 2.1 to 1.0 at March 31, 2005.
Changes in working capital during the first nine months of fiscal 2006 resulted from a decrease in cash of $0.8 million, an increase in accounts receivable of $1.6 million, a decrease in notes receivable of $0.1 million, an increase in inventory of $2.2 million, a decrease in income tax receivable of $1.0 million, an increase in accounts payable of $3.6 million, a decrease in income tax payable of $0.2 million, and an increase in other current liabilities of $0.3 million. In addition, the current portion of long-term debt decreased $0.3 million. The decrease in cash was due to timing of collections from accounts receivable, and the increase in accounts receivable was due to the timing of customer shipments. The decrease in notes receivable was the result of principal installments received from two previously divested companies. The increase in inventory was largely due to the advance purchase of long lead-time materials needed to fulfill customers’ long-term purchase orders, which is also evident in the increase in accounts payable. The decrease in income tax receivable was due to the receipt of a refund resulting from net operating loss carry backs. The decrease in income tax payable is the result of a tax installment resulting from the disposition of a former foreign affiliate. The reclassification of certain environmental liabilities from long term to current largely accounted for the increase in other current liabilities. The number of days that sales were outstanding in accounts receivable increased to 44.7 days at December 25, 2005 from 39.8 days at March 31, 2005. The increase in days was attributable to December sales representing 39% of fiscal 2006 third quarter sales due to specific scheduling requirements. Inventory turnover decreased slightly to 2.1 turns for the third quarter of fiscal 2006 versus 2.6 turns for the third quarter of fiscal 2005. The decrease in inventory turns is reflective of the reason mentioned above.
Capital Expenditures
Our additions to property, plant and equipment were $0.9 million for the first nine months of fiscal 2006, compared to $1.6 million for the first nine months of fiscal 2005. Projects budgeted in fiscal 2006 are expected to total approximately $1.1 million. The capital expenditures in both periods were primarily related to the Company’s new enterprise resource planning system.
Senior Credit Facility
On November 10, 2004, we refinanced and repaid in full the Former Senior Credit Facility and the Notes with a $71.5 million, forty-two month, senior credit facility (the “Senior Credit Facility”). The Senior Credit Facility consists of a $10.0 million asset-based Revolving Credit Facility, and three tranches of Term Loans totaling $61.5 million. At December 25, 2005, the Senior Credit Facility has an effective weighted interest rate of approximately 16.1% which is tied to the prime rate. The Term Loans require monthly principal payments of $250,000 over the term of the loan with the balance due at the end of the term. Accordingly, the balance sheet reflects $3.0 million of current maturities due under the Senior Credit Facility. The Senior Credit Facility also contains certain mandatory prepayment provisions which are linked to cash flow and customary financial covenants and events of default. The Senior Credit Facility is secured by all of the Company’s assets. At December 25, 2005, the Company was in compliance with the provisions of the Senior Credit Facility.

Tax Benefits from Net Operating Losses
At December 25, 2005, we had federal and state net operating loss carryforwards, or NOLs, of approximately $60.7 million and $109.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2006 through fiscal 2011, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management’s assertion that it is more likely than not that a portion of the state NOLs are not realizable. Failure by the Company to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets. The Internal Revenue Code of 1986, as amended (the “Code”) imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. The State of New Jersey, in response to a budget crisis, currently allows the utilization of NOLs up to 50% of taxable income earned in the state for our 2006 fiscal year. As a result, we will be required to pay New Jersey state income taxes on 50% of fiscal 2006 taxable income in spite of losses being carried forward. It is possible that the State of New Jersey could extend the limitation, or reinstate the suspension of utilization of NOLs. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years:

					2010 and
(Dollars in thousands)	2006	2007	2008	2009	thereafter	Total

Long-term debt	$829	$3,000	$3,000	$52,507	$—	$59,336
Operating leases	79	173	42	17	16	327

Total	$908	$3,173	$3,042	$52,524	$16	$59,663

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
Environmental Matters
We evaluate the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that we might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers that we might have in determining our environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also finalized an agreement under which the Federal government has paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At December 25, 2005, our cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Litigation
We are also engaged in various other legal proceedings incidental to our business. It is our opinion that, after taking into consideration information furnished by our counsel, the above matters will have not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Forward Looking Statements
Certain statements in this Quarterly Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.
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
Any number of factors could affect future operations and results, including, without limitation, the Company’s inability to consummate a recapitalization transaction or transactions; the Company’s unwillingness to consummate such transaction or transactions on proposed terms or on terms that the Company deems to be commercially reasonable; additional equity financing may result in dilution to the Company’s existing stockholders; the Company could be forced to reduce or delay capital expenditures and acquisitions or sell assets or downsize or restructure its operations if it fails to obtain sufficient additional capital or refinance existing debt; competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; the Company’s ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and the herein Form 10-Q for the third quarter ended December 25, 2005.
The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

Recently Issued Accounting Standards
In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.” The new statement changes the requirements for the accounting for and reporting of a change in accounting principle by requiring retrospective application of changes in accounting principles to prior periods’ financial statements to the extent practicable. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. We do not believe that this statement will have a material effect on our financial position, results of operations, or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires us to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not believe that the adoption of this statement will have a material effect on our financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transaction (“SFAS No. 153”). SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No.153 is effective for fiscal periods beginning after June 15, 2005. We do not believe that the adoption of this statement will have material effect on our financial position, results of operations, or cash flows.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of our equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS No.123 as originally issued. Under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions measured at fair value. This statement is effective for fiscal years beginning after December 31, 2005. We have not yet determined the transition approach in adopting this statement.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43,(Restatement and Revision of Accounting Research Bulletins), Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year ending March 31, 2006. We believe that the adoption of this statement will not have a material effect on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $59.3 million at December 25, 2005. Based on current debt levels, under such facility, each quarter point increase in the Prime Rate will increase our annual interest expense by approximately $0.2 million.
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
Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual stockholders’ meeting held on October 20, 2005, the six directors of the Company nominated for reelection, and Gail Lieberman, the director of the Company nominated for election, were each elected for a term of one year.
The results of the voting on the election of directors were as follows:

	FOR	WITHHELD
Michael J. Berthelot	6,181,238	213,120
Thomas V. Chema	6,300,351	94,007
Jan Naylor Cope	6,298,082	96,276
John H. Dalton	6,313,337	81,021
Gail F. Lieberman	6,313,351	81,007
William J. Recker	6,284,964	109,394
Robert L.G. White	6,300,051	94,307
Item 6. Exhibits
3.1	Certificate of Incorporation of the Company, as amended.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TRANSTECHNOLOGY CORPORATION
(Registrant)

Dated: February 7, 2006	By:	/s/ Joseph F. Spanier

Joseph F. Spanier, Vice President,
Chief Financial Officer and Treasurer *

*On behalf of the Registrant and as Principal Financial and Accounting Officer.