Form 10-K
period 2006-03-31
TRANSTECHNOLOGY CORP
filed 2006-06-16
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2006
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
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 8, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant based on the last sales price as reported by the Over-the-Counter market on such date was $95,537,931. (See Item 12)

As of June 8, 2006, the registrant had 9,230,718 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

The registrant’s Annual Report to Stockholders for the fiscal year ended March 31, 2006 is incorporated by reference into Parts I, II, and IV hereof.

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

ITEM 1.	BUSINESS

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

CORE BUSINESS

TransTechnology Corporation’s core business is aerospace and defense products. The Company conducts its business under the trade-name “Breeze-Eastern”. Breeze-Eastern is the world’s leading designer, manufacturer, service provider and supplier of performance-critical rescue hoists and cargo-hook systems. Breeze-Eastern also manufactures weapons-handling systems, cargo winches and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors.

PRODUCTS

The Company’s products are designed, developed and manufactured by Breeze-Eastern. Breeze-Eastern specializes in the design, development and manufacture of sophisticated lifting and restraining products, principally helicopter rescue hoists, cargo winches, external hook systems and weapons handling systems. Breeze-Eastern’s weapons-handling systems range from weapons handling equipment on fighting vehicles to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, HAFEI Z-9, Changhe Z-11, Agusta A109 Power, Agusta A119, and AgustaWestland, AW139 helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket System and the United States High Mobility Artillery Rocket System, which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern’s external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.

Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors.

The product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2006, the backlog of unfilled orders was $91.2 million, compared to $35.1 million at March 31, 2005. The increase in the backlog is mainly attributable to a $45.0 million order from Airbus Deutchland GmbH for A400M military transport cargo winches and cargo cranes which will be shipped starting in calendar 2009 and continuing through 2020.

COMPONENTS AND RAW MATERIALS

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

EMPLOYEES

As of May 31, 2006, the Company employed 198 people, of whom 192 persons were employed with the Breeze-Eastern operation and 6 with the Company’s corporate office.

FOREIGN OPERATIONS AND SALES

The Company has no foreign-based facilities. The Company had export sales of $30.9 million, $23.1 million and $22.6 million in fiscal 2006, 2005 and 2004, respectively, representing 48%, 37% and 35% of the Company’s consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold by the Company in the United States. Net export sales by geographic area and domicile of customers are set forth in the Annual Report to Stockholders for the fiscal year ended March 31, 2006 (“2006 Annual Report”) in Note 14 of “Notes to Consolidated Financial Statements” on page 20 thereof and is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired by the Company).

Due primarily to federal and state legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental impact caused by chemicals, processes and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired by the Company). The Company’s contingencies associated with environmental matters are described in Note 13 of “Notes to Consolidated Financial Statements” set forth on page 19 of the 2006 Annual Report and is incorporated herein by reference.

We are subject to competition from entities which could have a substantial impact on our business.

The Company competes in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance, delivery and price. The Company’s ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. The Company has been successful doing so both internally and through acquisitions. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete successfully could have a materially adverse effect on the Company’s profitability.

A substantial amount of our revenue is derived from United States Government contracts.

Approximately 46% of the Company’s consolidated net sales in 2006, as compared to 60% and 61% in 2005 and 2004, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and its prime contractors and are therefore affected by, among other things, the federal budget authorization and appropriation processes. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. Notwithstanding that in the event of termination for convenience, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits, the termination, postponement or failure to fund one or more significant contracts by the United States Government could have a material adverse effect on the Company’s results of operations.

Cancellations of purchase orders or reductions of product quality requirements in existing contracts could materially reduce our backlog.

A discussion of the risks associated with the backlog is set forth in the 2006 Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 thereof and is incorporated herein by reference.

Our potential tax benefits from net operating loss carryforwards are subject to a number of risks.

A discussion of the risks attendant to realization of the tax benefit from net operating losses is set forth in the 2006 Annual Report in Note 6 of “Notes to Consolidated Financial Statements” on page 16 thereof and is incorporated herein by reference.

Our liquidity requirements and capital resources depend on a number of factors, some of which are beyond our control.

A discussion of the Company’s liquidity requirements and attendant risks is set forth in the 2006 Annual Report in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 25 and is incorporated herein by reference.

Our common stock is thinly traded and subject to volatility.

Our common stock is traded over the counter (“OTC”). Generally speaking, investing in OTC securities is speculative and carries a high degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

The prevailing market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:

•	Actual or anticipated fluctuations in our operating results;

•	Changes in market valuations of other similarly situated companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Any deviations in net revenues or in losses from levels expected by the investment community; and

•	Trading volume fluctuations.

We are subject to increases in the cost of our borrowings as a result of rising interest rates, which could have an adverse effect on us and our ability to make debt service payments.

The Company is exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility which closed on May 1, 2006. The Senior Credit Facility is tied to LIBOR and as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.4 million based on the amount outstanding under the facility at May 1, 2006.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information concerning the Company’s principal facilities:

		Owned or
Location	Use of Premises	Leased	Sq. Ft

Union, New Jersey	Executive offices,	Owned	188,000
	Breeze-Eastern offices
	and manufacturing plant

The Company believes that such facilities are suitable and adequate for the Company’s foreseeable needs and that additional space, if necessary, will be available. The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York and New Jersey. In some instances, the properties are leased or are under contract for sale.

ITEM 3.	LEGAL PROCEEDINGS

The information required has been included in Note 13 of “Notes to Consolidated Financial Statements” set forth on pages 19 and 20 of the 2006 Annual Report and is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the three-month period ended March 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since January 21, 2005 the Company’s Common Stock, par value $0.01, has been traded in the over-the-counter (“OTC”) market under the symbol TTLG. Prior to January 21, 2005, the Company’s Common Stock was traded on the New York Stock Exchange (“NYSE”) under the symbol TT. As previously reported, the NYSE delisted the Company’s stock on January 20, 2005 for failure to maintain compliance with the NYSE continued listing standards. The following table sets forth the range of high and low closing sale prices of shares of the Company’s Common Stock for the calendar quarters indicated, as traded on the OTC.

	High	Low

Fiscal 2005
First Quarter	$7.68	$6.85
Second Quarter	8.61	6.95
Third Quarter	8.60	7.00
Fourth Quarter	8.00	5.75
Fiscal 2006
First Quarter	$8.00	$6.80
Second Quarter	7.80	6.50
Third Quarter	8.15	6.90
Fourth Quarter	9.80	6.05

As of May 31, 2006, the number of stockholders of record of the Common Stock was 1,443. On June 8, 2006, the closing sales price of the Common Stock was $10.35 per share.

On January 19, 2001, the Company announced the suspension of its regular quarterly dividend.

ITEM 6.	SELECTED FINANCIAL DATA

The information required has been included in the Company’s 2006 Annual Report on page 1 thereof and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required has been included in the Company’s 2006 Annual Report on pages 22 through 28 thereof and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required has been included in the Company’s 2006 Annual Report on page 28 thereof and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements:  The information required has been included in the Company’s 2006 Annual Report on pages 9 through 21 thereof and is incorporated herein by reference.

Financial Statement Schedules:

Schedule II — Consolidated Valuation and Qualifying Accounts for years ended March 31, 2006, 2005 and 2004.

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

As of March 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain of the information required by this item is contained in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders	450,500	$9.36	275,059
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	450,500	$9.36	275,059

(1)	Each of the Company’s compensation plans has been previously approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2006 and 2005

Statements of Consolidated Operations for the years ended March 31, 2006, 2005 and 2004

Statements of Consolidated Cash Flows for the years ended March 31, 2006, 2005 and 2004

Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2006, 2005 and 2004

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

Date: June 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Berthelot Michael J. Berthelot	Chairman of the Board of Directors	June 8, 2006

/s/ Joseph F. Spanier Joseph F. Spanier	Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 8, 2006

/s/ Robert L.G. White Robert L.G. White	President and Chief Executive Officer (Principal Executive Officer) Director	June 8, 2006

/s/ Thomas V. Chema Thomas V. Chema	Director	June 8, 2006

/s/ Jan Naylor Cope Jan Naylor Cope	Director	June 8, 2006

/s/ John H. Dalton John H. Dalton	Director	June 8, 2006

/s/ Gail F. Lieberman Gail F. Lieberman	Director	June 8, 2006

/s/ William J. Recker William J. Recker	Director	June 8, 2006

/s/ Wiliam Shockley Wiliam Shockley	Director	June 8, 2006

TRANSTECHNOLOGY CORPORATION

SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED MARCH 31, 2006, 2005 AND 2004

	Balance at	Charged to	Charged to		Balance
	Beginning of	Costs and	Other		at End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)

2006
Allowances for doubtful accounts and sales returns	$16	$17	$—	$8	$25
Inventory reserves	$1,387	$85	$—	$—	$1,472
Environmental reserves	$5,775	$297	$—	$938	$5,134
Allowance for tax loss valuation	$5,946	$—	$—	$51	$5,895
2005
Allowances for doubtful accounts and sales returns	$10	$16	$—	$10	$16
Inventory reserves	$1,577	$—	$—	$190	$1,387
Environmental reserves	$5,632	$370	$—	$227	$5,775
Allowance for tax loss valuation	$—	$5,946	$—	$—	$5,946
2004
Allowances for doubtful accounts and sales returns	$65	$10	$—	$65	$10
Inventory reserves	$1,490	$300	$—	$213	$1,577
Environmental reserves	$5,888	$348	$—	$604	$5,632
Allowance for tax loss valuation	$—	$—	$—	$—	$—

INDEX TO EXHIBITS

2.1	Asset Purchase Agreement dated as of January 24, 2003, among the Company, NORCO, Inc. and Marathon Power Technologies Company.(13)

3.1	Certificate of Incorporation of the Company, as amended.(1)

3.2	Bylaws of the Company Amended and Restated as of February 28, 2006.

10.1	Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)

10.2	Form of Incentive Stock Option Agreement.(2)

10.3	Form of Director Stock Option Agreement.(3)

10.4	Consulting Agreement with John Dalton.(4)

10.5	1998 Non-Employee Directors’ Stock Option Plan of the Company.(4)

10.6	Form of Stock Option Agreement used under the Company’s 1998 Non-Employee Directors’ Stock Option Plan.(4)

10.7	1999 Long Term Incentive Plan of the Company.(4)

10.8	Form of Stock Option Agreement used under the Company’s 1999 Long Term Incentive Plan(5).

10.9	Form of Restricted Stock Award Agreement used under the Company’s 1999 Long Term Incentive Plan.(5)

10.10	Severance and Services Agreement dated as of February 4, 2003 by and between Michael J. Berthelot and the Company.(6)

10.11	Employment Agreement dated as of January 19, 2006 by and between Joseph F. Spanier and the Company.

10.12	Executive Severance Agreement as of February 10, 2004 by and between Robert L. G. White and the Company.(7)

10.13	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004 by and between Robert L. G. White and the Company.

10.14	Executive Severance Agreement as of February 10, 2004 by and between Gerald C. Harvey and the Company.(7)

10.15	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004 by and between Gerald C. Harvey and the Company.

10.16	2004 Long Term Incentive Plan of the Company.(8)

10.17	Form of Stock Option Agreement used under the Company’s 2004 Long Term Incentive Plan.

10.18	Form of Restricted Stock Award Agreement used under the Company’s 2004 Long Term Incentive Plan.

10.19	Credit Agreement dated November 10, 2004 by and among the Company and Wells Fargo Foothill, Inc. and Ableco Finance LLC. (the “Former Credit Agreement”).(9)

10.20	Schedule 1.1 to the Former Credit Agreement dated as of November 10, 2004.(9)

10.21	Schedule 3.1 to the Former Credit Agreement dated as of November 10, 2004.(9)

10.22	Schedule 5.2 to the Former Credit Agreement dated as of November 10, 2004.(9)

10.23	Schedule 5.3 to the Former Credit Agreement dated as of November 10, 2004.(9)

10.24	Settlement Agreement dated September 6, 2005 by and among the United States of America, through the Department of Justice, Lorenzo Marrero, the Company and its Breeze-Eastern division (collectively, the ‘‘Parties”).(10)

10.25	Stipulation of Dismissal with Prejudice among the Parties to Exhibit 10.24 hereto, dated September 6, 2005, as submitted to the United States District Court, District of New Jersey.(10)

10.26	Dismissal Order relative to Exhibit 10.24 hereto, dated September 8, 2005.(10)

10.27	Stock Purchase Agreement by and among the Company and Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 15, 2006, including Exhibit 4 thereto.(11)

10.28	Stock Purchase Agreement by and among the Company and Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I and Wynnefield Small Cap Value Offshore Fund, Ltd. dated as of February 15, 2006.(11)

10.29	Stock Purchase Agreement by and between the Company and Terrier Partners LP dated as of February 15, 2006.(11)

10.30	Registration Rights Agreement by and among the Company and the parties named therein dated as of February 17, 2006.(11)

10.31	Amended and Restated Confidentiality Agreement by and among the Company, Tinicum, Inc., Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 17, 2006.

10.32	Amended and Restated Credit Agreement (the ‘‘Credit Agreement”) by and among TransTechnology Corporation, as Borrower, the Lenders that are Signatories thereto, as the Lenders, Wells Fargo Foothill, Inc., as Co-Lead Arranger and Administrative Agent and AC Finance LLC, as Co-Lead Arranger, dated as of May 1, 2006.(12)

10.33	Schedule 1.1 to the Credit Agreement dated as of May 1, 2006.(12)

10.34	Schedule 3.1 to the Credit Agreement dated as of May 1, 2006.(12)

10.35	Schedule 5.2 to the Credit Agreement dated as of May 1, 2006.(12)

10.36	Schedule 5.3 to the Credit Agreement dated as of May 1, 2006.(12)

13	The Company’s 2006 Annual Report

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

(1)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2005.

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2003.

(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2004.

(8)	Incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004.

(9)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2004.

(10)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on September 8, 2005

(11)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2006

(12)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 3, 2006

(13)	Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 11, 2003.