Form 10-Q
period 2006-07-02
TRANSTECHNOLOGY CORP
filed 2006-08-21
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 14, 2006, the total number of outstanding shares of registrant’s one class of common stock was 9,252,595.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of TransTechnology Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended July 2, 2006, are not necessarily indicative of the results to be expected for the entire year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2006.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

TRANSTECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	July 2, 2006	June 26, 2005
Net sales	$16,242	$12,982
Cost of sales	8,817	7,345

Gross profit	7,425	5,637

General, administrative and selling expenses	4,746	3,154
Interest expense	1,269	2,195
Other expense (income)-net	49	(37)
Loss on extinguishment of debt	1,331	—

Income before income taxes	30	325
Provision for income taxes	12	124

Net income	$18	$201

Basic earnings per share:
Net income	$0.00	$0.03

Diluted earnings per share:
Net income	$0.00	$0.03

Number of shares used in computation of per share information: (Note 1)
Basic	9,230,000	6,698,000
Diluted	9,314,000	6,729,000
See accompanying notes to unaudited condensed consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	July 2, 2006	March 31, 2006
Assets
Current assets:
Cash	$231	$161
Accounts receivable (net of allowance for doubtful accounts of $26 at July 2, 2006 and $25 at March 31, 2006)	12,405	17,061
Inventories — net	19,788	18,035
Prepaid expenses and other current assets	750	686
Deferred income taxes	2,426	2,426

Total current assets	35,600	38,369

Property, plant and equipment	16,329	16,322
Less accumulated depreciation	11,657	11,512

Property, plant and equipment — net	4,672	4,810

Other assets:
Deferred income taxes	28,003	28,015
Goodwill	402	402
Other	9,919	10,349

Total other assets	38,324	38,766

Total	$78,596	$81,945

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$5,108	$2,369
Current portion of long-term debt	3,007	2,193
Accounts payable-trade	5,286	7,641
Accrued compensation	1,762	3,448
Accrued income taxes	721	763
Accrued interest	312	711
Other current liabilities	3,989	4,144

Total current liabilities	20,185	21,269

Long-term debt payable to banks	36,755	39,415

Other long-term liabilities	9,181	8,933

Contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 9,620,853 and 9,618,853 at July 2, 2006 and March 31, 2006, respectively	96	96
Additional paid-in capital	91,521	91,392
Accumulated deficit	(72,715)	(72,733)

	18,902	18,755

Less treasury stock, at cost - 390,135 shares at July 2, 2006 and at March 31, 2006	(6,427)	(6,427)

Total stockholders’ equity	12,475	12,328

Total	$78,596	$81,945

See accompanying notes to unaudited condensed consolidated financial statements.

TRANSTECHNOLOGY CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three Months Ended
	July 2, 2006	June 26, 2005
Cash Flows from Operating Activities:
Net income	$18	$201
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write off of unamortized loan fees	944	—
Depreciation and amortization	345	295
Noncash interest expense, net	23	257
Stock based compensation	59	—
Increase in provision for bad debt	1	2
Changes in assets and liabilities:
Increase in accounts receivable and other receivables	4,655	2,596
Increase in inventories	(1,753)	(32)
Decrease in deferred taxes, net	6	124
Increase in other assets	(208)	(210)
Decrease in accounts payable	(2,267)	(163)
(Decrease) increase in accrued compensation	(1,686)	71
Decrease in income taxes payable	(42)	(183)
Decrease in other liabilities	(264)	(96)

Net cash (used in) provided by operating activities	(169)	2,862

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(204)	(425)
Collection of notes receivable	—	100
Increase in restricted cash	(1)	—

Net cash used in investing activities	(205)	(325)

Cash Flows from Financing Activities:
Payments on long-term debt	(41,913)	(750)
Proceeds from long-term debt and borrowings	40,000	—
Borrowings (repayments) of other debt	2,739	(386)
Payment of debt issue costs	(406)	—
Exercise of stock options	18	21
Excess tax benefit from stock based compensation	6	—

Net cash provided by (used in) financing activities	444	(1,115)

Increase in cash	70	1,422
Cash at beginning of period	161	1,039

Cash and cash equivalents at end of period	$231	$2,461

Supplemental information:
Interest payments	1,538	2,035
Income tax payments	42	183
Increase in term loans and senior subordinated note for paid-in-kind interest	66	227
Non-cash investing activity for additions to property, plant and equipment	33	109
See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables are in Thousands)
NOTE 1. Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	July 2,	June 26,
	2006	2005
Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,230,000	6,698,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,230,000	6,698,000

Stock options*	84,000	31,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,314,000	6,729,000

*	During the three month period ended July 2, 2006 and June 26, 2005, options to purchase 26,000 and 194,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
NOTE 2. Stock-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under SFAS No. 123 Accounting for Stock Based Compensation. Net income for the three months ended July 2, 2006 includes $67,000, net of $44,000 tax, or $.01 per diluted share of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of SFAS No. 123R, financial results for the prior periods have not been restated. Based on the number of unvested outstanding awards at July 2, 2006, the pretax effect of adopting SFAS No. 123R is expected to increase compensation cost for the year ending March 31, 2007, by approximately $0.3 million, before tax. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.
Prior to April 1, 2006, the Company had accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, the Company recorded an expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.
The following table includes as reported and proforma information required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Proforma information is based on the fair value method under SFAS No. 123.

Three Months Ended
June 26, 2005
Net income as reported	$201

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	18

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(50)

Proforma net income	$169

Basic earnings per share:
As reported	$0.03
Proforma	$0.03

Diluted earnings per share:
As reported	$0.03
Proforma	$0.03
The Company maintains the Amended And Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the Amended and Restated 1998 Non-Employee Directors Stock Option Plan (the “1998 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), and the 2004 Long Term Incentive Plan (the “2004 Plan”). Effective July 19, 2006, the Company also maintains the 2006 Long Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through September 2014. Under the terms of the 1999 Plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. Under the terms of the 1998 Plan, 250,000 of the Company’s common shares may be granted as stock options to non-employee directors of the Company through July 2008. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan, however there remain outstanding unexercised options granted under the 1992 Plan.
Under each of the 1992, 1998, 1999, 2004 and 2006 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Options granted prior to May 1999 to officers and employees, and all options granted to non-employee directors, expire if not exercised on or before five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers and employees vest ratably over three years beginning one year after the date of the grant. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, vesting of options may be accelerated.
Restricted stock awards are utilized both for director compensation and awards to officers and employees. Restricted stock awards are distributed in a single grant of shares, which shares are subject to forfeiture prior to vesting and have voting and dividend rights from the date of distribution. With respect to restricted stock awards to officers and employees, forfeiture and transfer restrictions lapse ratable over three years beginning one year after the date of the award. With respect to restricted stock awards granted to non-employee directors, the possibility of forfeiture lapses after one year and transfer restrictions lapse on the date which is six months after the director ceases to be a member of the board of directors. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, the lapse of restrictions on restricted stock may be accelerated.
The weighted-average Black-Scholes value per option granted in fiscal 2006 was $4.12. No options were granted in the first three months of fiscal 2007. The following assumptions were used in the Black-Scholes option pricing model for options granted in 2006. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, and no forfeitures are expected during the option vesting period.

2006
Dividend yield	0.0%
Volatility	53.3%
Risk-free interest rate	3.9%
Expected term of options (in years)	7.0
The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2006	450,500	—	—	$9.36
Granted	—	—	—	—
Exercised	(2,000)	(a )	—	$8.99
Canceled or expired	(125,000)	—	—	$12.77

Outstanding at July 2, 2006	323,500	$1,101	7	$8.04

Options exercisable at July 2, 2006	234,834	$772	6	$8.42
Options un-exercisable at July 2, 2006	88,666	$329	9	$7.04
Available for future grants	340,059
(a) The total intrinsic value of stock options exercised during the first quarter of fiscal 2007 was approximately $2,700.
Cash received from stock option exercises during the first quarter of fiscal 2006 was approximately $18,000. There was no tax benefit generated from options granted prior to April 1, 2006, which were exercised during the first quarter of fiscal 2007.
As noted above, stock options granted to directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first quarter of fiscal 2007, compensation expense associated with stock options was $58,000, before taxes of approximately $23,000, and was recorded in general, administrative and selling expense. As of July 2, 2006, there was approximately $ 0.3 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.

A summary of restricted stock award activity under all plans is as follows:

		Weighted –
		Average Grant
	Number of	Date
	Shares	Fair Value
Non-vested at March 31, 2006	30,098	$7.11
Granted	3,852	$10.00
Vested	—	—
Cancelled	—	—
Non-vested at July 2, 2006	33,950	$7.44
The grant date fair value of restricted stock awards is based on the market price of the stock and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. Restricted stock awards are granted to officers and directors and the Company expects no forfeitures during the vesting period. As of July 2, 2006, there was approximately $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of 1.3 years.
NOTE 3. Inventories
Inventories are summarized as follows:

	July 2, 2006	March 31, 2006
Finished goods	$22	$—
Work in process	3,336	3,847
Purchased and manufactured parts	16,430	14,188

Total	$19,788	$18,035

NOTE 4. Long-Term Debt Payable
Long-term debt payable to banks, including current maturities consisted of the following:

	July 2, 2006	March 31, 2006
Senior Credit Facility	$44,870	$43,977
Less current maturities	8,115	4,562

Total long-term debt	$36,755	$39,415

Senior Credit Facility – On May 1, 2006, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new five year, LIBOR-based $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.3% at July 2, 2006 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million the first of which was paid in July 2006 and an additional quarterly principal payment of $50,000 commencing January 2007. The remainder of the term loans are due at maturity. Accordingly, the balance sheet reflects $3.0 million of current maturities due under term loans of the Senior Credit Facility within the next twelve months. The Senior Credit Facility also contains certain mandatory prepayment provisions, which are linked to cash flow and customary covenants, related primarily to earnings before interest, taxes, depreciation and amortization and events of default. The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At July 2, 2006, the Company was in compliance with the provisions of the Senior Credit Facility. At July 2, 2006, there was a $5.1 million outstanding borrowing and $4.9 million availability under the revolving portion of the Senior Credit Facility.
Former Senior Credit Facility – At March 31, 2006, the Company had a senior credit facility consisting of a $10.0 million asset-based revolving credit facility and two tranches of Term Loans totaling $41.6 million and had a blended interest rate of 16.0% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.3 million over the term of the loan with the balance due at the end of the term on May 31, 2008. On February 17, 2006, the Company completed a private placement of 2.5 million shares of its common stock, which yielded net cash proceeds of $17.2 million, which was used to pay down part of this facility. The Former Senior Credit Facility was secured by all of the Company’s assets.
NOTE 5. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.1 million and $0.2 million for the three month period ended July 2, 2006 and June 26, 2005, respectively.
The Company provides postretirement benefits to certain union employees at the Company’s Breeze-Eastern division. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effect of the Act.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, subsequently known as TTC Germany GmbH & Co. OHG (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the Selling Company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, and its successor, TransTechnology Germany GmbH, whereby Barnes is obligated to administer and discharge these pension obligations as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $3.8 million at July 2, 2006 and $3.6 million at March 31, 2006. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

	Postretirement Benefits
	Three Months Ended
	July 2, 2006	June 26, 2005
Components of net periodic benefit costs:
Interest Cost	$10	$19
Amortization of net (gain)	(10)	13

Net periodic benefit cost	$—	$32

	Pension Plan
	Three Months Ended
	July 2, 2006	June 26, 2005
Components of net periodic benefit costs:
Interest Cost	$30	$51
Amortization of net loss	1	—

Net periodic benefit cost	$31	$51

NOTE 6. New Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s financial condition, results of operations and cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing” (ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company’s fiscal year ending March 31, 2007. Management believes that the adoption of this statement will not have a material effect on the Company’s financial position, results of operations, or cash flows.
NOTE 7. Contingencies
Environmental Matters. The Company evaluates the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment identifies the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. The Company does not include any unasserted claims that it might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that they might have in determining their environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company uses a discount rate of 7.5%. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company is developing a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.9 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company has also finalized an agreement under which the Federal government has paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At July 2, 2006, the cleanup reserve was $2.0 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses, which have been sold or discontinued. The Company estimates expected future costs, and estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million without discounting for present value and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
Asset Sale. The Company sold the assets of its Breeze Industrial Products division (the “Division”) in July 2001 to Breeze Industrial Products Corporation (“BIP”). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania to the Indiana County (PA) Development Corporation (“ICDC”) for $2.0 million. ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contains an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). Under the sale documents, in the event that BIP does not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, given no later than August 9, 2006, can require the Company to repurchase the property for $1.0 million, of which $0.5 million has been contractually required to be maintained on deposit with banks located in Indiana County, Pennsylvania. No such notice was received from ICDC by August 9, 2006, and as a consequence, the Company expects the $0.5 million to be returned to the Company with interest sometime during the current fiscal year.
Litigation. The Company is also engaged in various other legal proceedings incidental to its business. Management is of the opinion that, after taking into consideration information furnished by our counsel, the above matters will have no material effect on the consolidated financial position, results of our operations, or cash flows in future periods.
NOTE 8. Segment and Geographic Location
The Company operates in only one business segment, the design, manufacture and sale of equipment for use in the aerospace industry. Approximately 42.0% and 52.6% of sales in the first quarter of fiscal 2007 and fiscal 2006, respectively, were derived from sales to the United States Government and its prime contractors.
Net sales below show the geographic location of customers:

	Three Months Ended
	July 2, 2006	June 26, 2005
Location:
United States	$8,829	$7,973
Europe	5,207	2,907
Pacific and Far East	1,371	598
Other non-United States	835	1,504

Total	$16,242	$12,982

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
This Quarterly Report on Form 10-Q may contain forward-looking statements. See “Forward Looking Statements” on page 17 hereof for further information of the risks and uncertainties associated with forward-looking statements.
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
All references to fiscal 2007 and beyond in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2007 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.
Results of Operations
Three Months Ended July 2, 2006 Compared with Three Months Ended June 26, 2005
Net Sales. Sales for the first quarter of fiscal 2007 totaled $16.2 million, an increase of 25% from $13.0 million for the first quarter of fiscal 2006. Sales growth for the first quarter of 2007, as compared to the same period last year, was driven by both new production and aftermarket sales. A 55% increase in new production sales for the first quarter of fiscal 2007 as compared to the same period last year was influenced by the timing of shipments in our hoist & winch and cargo hook product lines. Higher volume of sales in our cargo hook overhaul and repair and hoist and winch spares portion of our business resulted in a 13% increase in aftermarket sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
Gross Profit. Gross profit increased 32% to $7.4 million for the first quarter of fiscal 2007 from $5.6 million for the first quarter of fiscal 2006. Overall, volume and mix accounted for 22% of the increase while improved manufacturing performance accounted for 10%. The volume benefit was driven by the ability to absorb manufacturing overhead. Gross profit from new products increased approximately $1.0 million as a direct result of higher hoist and winch sales as discussed above. Higher sales volume and performance improvements contributed to an increase in gross profit of approximately $0.6 million in the total overhaul and repair portion of our business.
General, administrative and selling expenses. General, administrative and selling expenses increased 50% to $4.7 million for the first three months of fiscal 2007 from $ 3.2 million for the first three months of fiscal 2006. Approximately half of the increase is attributable to planned increased engineering costs related to the Company’s contracts for the Airbus A400M Military Transport Aircraft (“the Airbus Program”). The remainder of the increase mainly involves increased spending for marketing and for depreciation of our ERP system, which was placed in service in the third quarter of fiscal 2006.
Interest expense. Interest expense decreased $0.9 million to $1.3 million in the first quarter of fiscal 2007, as compared to $2.2 million in the first quarter of fiscal 2006, resulting from the Company’s pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter and the lower weighted average interest rate resulting from the refinancing of the Senior Credit Facility in the first quarter of fiscal 2007 (See Senior Credit Facility below).
Net Income. We reported net income of $18 thousand in the first quarter of fiscal 2007 versus net income of $201 thousand in the first quarter of fiscal 2006. Net income in the first quarter of fiscal 2007 includes an after tax loss of approximately $0.8 million from the extinguishment of debt as a result of the refinancing of our credit facilities in the first quarter of fiscal 2007. Taking this charge into consideration, the offsetting increase in net income primarily resulted from the reasons discussed above.
New orders. New orders received in the first quarter of fiscal 2007 totaled $47.6 million compared with $13.8 million in the prior year’s first quarter. The new orders received in the first quarter of fiscal 2007 include $21.5 million of orders related to the Airbus Program, our production for which is expected to commence shipping in calendar year 2009 and continue through 2020. Orders for new production cargo hooks and weapons handling equipment increased $5.3 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Orders for spares for all product lines were up $6.6 million in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.
Backlog. Backlog at July 2, 2006 was $122.3 million, an increase of $31.1 million from $91.2 million at March 31, 2006. The increase in the backlog is due to the timing of orders in the first three months of fiscal 2007 as well as the new order received for the Airbus Program for $21.5 million. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $42.0 million of backlog at July 2, 2006 is scheduled for shipment during the next twelve months. Our book to bill ratio for the first quarter of fiscal 2007 was 2.9 compared to 1.1 for the first quarter of fiscal 2006. The increase in the book to bill ratio was directly related to the higher order intake during the first quarter of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Although we have infrequently received payments on these government contracts based on performance milestones, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of these orders.
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at July 2, 2006 were $5.1 million and $4.9 million respectively. The Senior Credit Facility prohibits the payment of dividends.
As announced on July 19, 2006, our application to be listed on the American Stock Exchange (the “Exchange”) was approved and on August 14, 2006 our stock commenced trading on the Exchange under the trading symbol BZC.
Working Capital
Our working capital at July 2, 2006 was $15.4 million compared to $17.1 million at March 31, 2006. The ratio of current assets to current liabilities was 1.8 to 1.0 at both July 2, 2006 and March 31, 2006.
Working capital changes during the first three months of fiscal 2007 resulted from a decrease in accounts receivable of $4.7 million, an increase in inventory of $1.8 million, a decrease in accounts payable of $2.4 million, and a decrease in accrued compensation of $1.7 million. In addition the current portion of long-term debt increased $3.6 million. The decrease in accounts receivable reflects collection on the heavy shipments that occurred in the fourth quarter of fiscal 2006. The increase in inventory is due to parts being purchased in advance for the second quarter of fiscal 2007 shipment schedule, and a focus on having certain common sub-assemblies on hand that are included in the sales forecast. The decrease in accounts payable reflects the payments to vendors for heavy purchases made in late fiscal 2006 in order to meet the shipping demands of March 2006 and the first three months of fiscal 2007. The decrease in accrued compensation was primarily due to incentive payments. The increase in the current portion of long-term debt reflects the higher balance on the revolving portion of our Senior Credit Facility needed in order to meet the working capital demands of the Company and also the classification of the monthly amortization under the term portion of our Senior Credit Facility.
The number of days that sales were outstanding in accounts receivable decreased to 49.6 days at July 2, 2006 from 68.8 days at March 31, 2006. The decrease in days was attributable to the 27% higher shipments made in March of fiscal 2006 as compared to June of fiscal 2007. Inventory turnover stayed flat at 1.8 turns for the first three months of both fiscal 2007 and fiscal 2006.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were $0.2 million for the first three months of fiscal 2007, compared to $0.4 million for the first three months of fiscal 2006. Projects budgeted in fiscal 2007 are expected to total approximately $1.0 million.
Senior Credit Facility
Senior Credit Facility – On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year, LIBOR-based $50.0 million senior credit facility consisting of a $10.0 million Revolving Credit Facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.3% at July 2, 2006 (the “Senior Credit Facility”). As a result of the this refinancing, in the first quarter, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, the first of which was paid in July 2006 and an additional quarterly principal payment of $50,000 commencing January 2007. The remainder of the term loans is due at maturity. Accordingly, the balance sheet reflects $3.0 million of current maturities due under term loans of the Senior Credit Facility within the next twelve months. The Senior Credit Facility also contains certain mandatory prepayment provisions, which are linked to cash flow and customary covenants, related primarily to earnings before interest, taxes, depreciation and amortization and events of default. The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. At July 2, 2006, we were in compliance with the provisions of the Senior Credit Facility. At July 2, 2006, there was a $5.1 million outstanding borrowing and $4.9 million availability under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At July 2, 2006, we had federal and state net operating loss carryforwards, or NOLs, of approximately $58.8 million and $108.6 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $1.7 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state purposes.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of July 2, 2006:

					2011 and
(Dollars in thousands)	2007	2008	2009	2010	thereafter	Total

Long-term debt	$1,955	$3,057	$3,057	$3,057	$28,636	$39,762
Operating leases	175	86	46	32	15	354

Total	$2,130	$3,143	$3,103	$3,089	$28,651	$40,116

Obligations for long-term debt reflect the terms of the Senior Credit Facility (See Note 4 Long-Term Debt Payable), and do not reflect changes that may occur due to any future change in the LIBOR rate. Assuming an effective weighted average interest rate of approximately 8.3%, the interest expense on the long-term debt would be $2.5 million, $3.0 million, $2.8 million, $2.5 million, $2.3 million and $2.1 million for the remainder of fiscal 2007, fiscal 2008, fiscal 2009, fiscal 2010, fiscal 2001 and fiscal 2012.
Inflation
While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.
Environmental Matters
We evaluate the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment identifies the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that we might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers that we might have in determining our environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We have also finalized an agreement under which the Federal government has paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. At July 2, 2006, our cleanup reserve was $2.0 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, we have been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that we are a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses, which have been sold or discontinued. We estimate expected future costs, and estimated proportional share of remedial work to be performed, associated with these proceedings will not exceed $0.1 million without discounting for present value and have provided for these estimated costs in our accrual for environmental liabilities.
Litigation
We are also engaged in various other legal proceedings incidental to our business. It is our opinion that, after taking into consideration information furnished by our counsel, the above matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.

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
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; the Company’s ability to provide a trading venue for its shares; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the herein Form 10-Q for the first quarter ended July 2, 2006.
The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
Recently Issued Accounting Standards
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of the adoption of FIN 48 on our financial condition, results of operations and cash flows.
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43,(Restatement and Revision of Accounting Research Bulletins), Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year ending March 31, 2007. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $44.9 million at July 2, 2006. The Senior Credit Facility is tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.4 million, annually before taxes.
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
As of July 2, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting) as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the first quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The Senior Credit Facility described on Part 1 above prohibits the payment of dividends.
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

TRANSTECHNOLOGY CORPORATION (Registrant)
Dated: August 21, 2006	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.