Form 10-Q
period 2006-10-01
BREEZE-EASTERN CORP
filed 2006-11-14
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7872

BREEZE-EASTERN CORPORATION
(formerly TransTechnology Corporation)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4062211 (I.R.S. employer identification no.)

700 Liberty Avenue Union, New Jersey (Address of principal executive offices)	07083 (Zip Code)
Registrant’s telephone number, including area code: (908) 686-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
As of November 3, 2006, the total number of outstanding shares of registrant’s one class of common stock was 9,664,234.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation, formerly TransTechnology Corporation, and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the periods ended October 1, 2006, are not necessarily indicative of the results to be expected for the entire year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2006.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005

Net sales	$17,682	$12,997	$33,924	$25,979
Cost of sales	10,508	7,551	19,325	14,896

Gross profit	7,174	5,446	14,599	11,083

General, administrative and selling expenses	4,589	3,232	9,335	6,386
Interest expense	1,017	2,361	2,286	4,556
Other expense (income)-net	30	18	79	(19)
Loss on extinguishment of debt	—	—	1,331	—

Income (loss) before income taxes	1,538	(165)	1,568	160
Provision (benefit) for income taxes	615	(63)	627	61

Net income (loss)	$923	$(102)	$941	$99

Basic earnings (loss) per share:
Net income (loss)	$0.10	$(0.02)	$0.10	$0.01

Diluted earnings (loss) per share:
Net income (loss)	$0.10	$(0.02)	$0.10	$0.01

Number of shares used in computation of per share information: (Note 1)
Basic	9,251,000	6,700,000	9,240,000	6,699,000
Diluted	9,362,000	6,700,000	9,338,000	6,725,000
See accompanying notes to unaudited condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	October 1, 2006	March 31, 2006

Assets
Current assets:
Cash	$252	$161
Accounts receivable (net of allowance for doubtful accounts of $28 at October 1, 2006 and $25 at March 31, 2006)	14,185	17,061
Inventories	19,237	18,035
Prepaid expenses and other current assets	1,374	686
Deferred income taxes	2,426	2,426

Total current assets	37,474	38,369

Property, plant and equipment	16,816	16,322
Less accumulated depreciation	11,878	11,512

Property, plant and equipment — net	4,938	4,810

Other assets:
Deferred income taxes	27,387	28,015
Goodwill	402	402
Other	9,313	10,349

Total other assets	37,102	38,766

Total	$79,514	$81,945

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$5,979	$2,369
Current portion of long-term debt	3,057	2,193
Accounts payable-trade	4,344	7,641
Accrued compensation	2,384	3,448
Accrued income taxes	281	763
Accrued interest	892	711
Other current liabilities	3,702	4,144

Total current liabilities	20,639	21,269

Long-term debt payable to banks	35,991	39,415

Other long-term liabilities	9,199	8,933

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 9,669,234 and 9,618,853 at October 1, 2006 and March 31, 2006, respectively	97	96
Additional paid-in capital	92,084	91,392
Accumulated deficit	(72,007)	(72,733)

	20,174	18,755

Less treasury stock, at cost — 395,135 and 390,135 shares at October 1, 2006 and at March 31, 2006, resectively	(6,489)	(6,427)

Total stockholders’ equity	13,685	12,328

Total	$79,514	$81,945

See accompanying notes to unaudited condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six Months Ended
	October 1, 2006	September 25, 2005

Cash Flows from Operating Activities:
Net income	$941	$99
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	944	—
Depreciation and amortization	698	594
Noncash interest expense, net	50	525
Stock based compensation	146	—
Loss on disposal of fixed asset	1	—
Increase in provision for bad debt	3	2
Changes in assets and liabilities:
Increase in accounts receivable and other receivables	2,873	939
Increase in inventories	(1,202)	(710)
Decrease in deferred taxes	628	61
Increase in other assets	(243)	180
Decrease in accounts payable	(3,307)	716
(Decrease) increase in accrued compensation	(1,064)	(462)
Decrease in income taxes payable	(482)	(183)
Decrease in other liabilities	18	(604)

Net cash (used in) provided by operating activities	4	1,157

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(595)	(372)
Collection of notes receivable	—	133
Increase in restricted cash	(1)	—

Net cash used in investing activities	(596)	(239)

Cash Flows from Financing Activities:
Payments on long-term debt	(42,627)	(1,500)
Proceeds from long-term debt and borrowings	40,000	—
Borrowings (repayments) of other debt	3,611	(317)
Payment of debt issue costs	(414)	—
Exercise of stock options	113	21
Excess tax benefit from stock based compensation	—	—

Net cash provided by (used in) financing activities	683	(1,796)

Increase in cash	91	(878)
Cash at beginning of period	161	1,039

Cash and cash equivalents at end of period	$252	$161

Supplemental information:
Interest payments	$1,948	$4,119
Income tax payments	482	183
Increase in term loans and senior subordinated note for paid-in-kind interest	—	465
Non-cash financing activity for stock option exercise	62	—
Non-cash investing activity for additions to property, plant and equipment	131	469
See accompanying notes to condensed unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Tables are in Thousands)

NOTE 1.	Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005

Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,251,000	6,700,000	9,240,000	6,699,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,251,000	6,700,000	9,240,000	6,699,000

Stock options*	111,000	—	98,000	26,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,362,000	6,700,000	9,338,000	6,725,000

*	During the three and six month periods ended October 1, 2006, and the six month period ended September 25, 2005, options to purchase 26,000 and 265,000 shares of common stock respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares. During the three month period ended September 25, 2005, options to purchase 337,000 shares of common stock were not included in the computation of earnings per share because the Company had a net loss for the quarter.

NOTE 2.	Stock-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under SFAS No. 123 Accounting for Stock Based Compensation. Net income for the three and six month periods ended October 1, 2006 includes $77,000 net of tax or $0.01 per diluted share and $0.1 million net of tax or $0.02 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of SFAS No. 123R, financial results for the prior periods have not been restated. Based on the number of unvested outstanding awards at October 1, 2006, the effect of adopting SFAS No. 123R is expected to increase compensation cost for the year ending March 31, 2007, by approximately $0.2 million, net of tax. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.
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

	Three Months Ended	Six Months Ended
	September 25, 2005	September 25, 2005

Net income (loss) as reported	$(102)	$99

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	20	38

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(63)	(113)

Proforma net income (loss)	$(145)	$24

Basic earnings (loss) per share:
As reported	$(0.02)	$0.01
Proforma	$(0.02)	$0.01

Diluted earnings (loss) per share:
As reported	$(0.02)	$0.01
Proforma	$(0.02)	$0.01

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
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through September 2014. Under the terms of the 1999 Plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, directors and certain employees of the Company through July 2009. Under the terms of the 1998 Plan, 250,000 of the Company’s common shares may be granted as stock options to non-employee directors of the Company through July 2008. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan, however, there remain outstanding unexercised options granted in fiscal year 2000 under the 1992 Plan.
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
The weighted-average Black-Scholes value per option granted in fiscal 2007 and 2006 was $6.83 and $4.12, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2007 and fiscal 2006. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	2007	2006
Dividend yield	0.0%	0.0%
Volatility	51.0%	53.3%
Risk-free interest rate	5.5%	3.9%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2006	450,500	—	—	$9.36
Granted	73,500	—	—	$11.65
Exercised	(28,504)	$174	—	$6.15
Canceled or expired	(125,500)	—	—	$12.75

Outstanding at October 1, 2006	369,996	$1,491	7	$8.91

Options exercisable at October 1, 2006	229,330	$1,069	6	$8.57
Unvested options expected to become exercisable after October 1, 2006	140,666	$422	9	$9.45
Shares available for future option grants at October 1, 2006 (a)	766,559

(a)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first six months of fiscal 2006 was approximately $113,000. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first six months of fiscal 2007.
As noted above, stock options granted to directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first six months of fiscal 2007, compensation expense associated with stock options was $146,000 before taxes of approximately $58,000, and was recorded in general, administrative and selling expense. As of October 1, 2006, there was approximately $0.7 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.3 years.
It is the policy of the Company that the stock underlying option grants consist of authorized and unissued shares available for distribution under the applicable Plan. Under the 1999 and 2004 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired. The Company is prohibited by its Senior Credit Facility from repurchasing shares on the open market to satisfy option exercises. There is no provision permitting the repurchase of stock options under the 1998 and 2006 Plans.

A summary of restricted stock award activity under all plans is as follows:

		Weighted — Average
		Grant Date
	Number of Shares	Fair Value

Non-vested at March 31, 2006	30,098	$7.11
Granted	21,877	$11.36
Vested	(2,428)	$7.02
Cancelled	—	—

Non-vested at October 1, 2006	49,547	$8.99

Restricted stock awards are utilized both for director compensation and awards to officers and employees. Restricted stock awards are distributed in a single grant of shares, which shares are subject to forfeiture prior to vesting and have voting and dividend rights from the date of distribution. With respect to restricted stock awards to officers and employees, forfeiture and transfer restrictions lapse ratably over three years beginning one year after the date of the award. With respect to restricted stock awards granted to non-employee directors, the possibility of forfeiture lapses after one year and transfer restrictions lapse on the date which is six months after the director ceases to be a member of the board of directors. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, the lapse of restrictions on restricted stock may be accelerated.
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of October 1, 2006, there was approximately $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of 1.0 year.

NOTE 3.	Inventories
Inventories are summarized as follows:

	October 1, 2006	March 31, 2006
Finished goods	$—	$—

Work in process	2,992	3,847

Purchased and manufactured parts	16,245	14,188

Total	$19,237	$18,035

NOTE 4.	Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and six month periods ended October 1, 2006 was $0.2 million and $0.5 million, respectively, and for the three and six month periods ended September 25, 2005, depreciation expense was $0.1 million and $0.2 million, respectively.

Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years

NOTE 5.	Product Warranty Costs
Equipment has predominantly a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended October 1, 2006 are summarized as follows:

Balance at March 31, 2006	$301
Warranty costs incurred	(220)
Change in estimates to pre-existing warranties	—
Product warranty accrual	280

Balance at October 1, 2006	$361

NOTE 6.	Long-Term Debt Payable
Long-term debt payable to banks, including current maturities consisted of the following:

	October 1, 2006	March 31, 2006

Senior Credit Facility	$45,027	$43,977

Less current maturities	9,036	4,562

Total long-term debt	$35,991	$39,415

Credit Facility — On May 1, 2006, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new five year, LIBOR-based $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.6% at October 1, 2006 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, and an additional quarterly principal payment of $50,000 commencing January 2007. The remainder of the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of October 1, 2006.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of the Term B Loan up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. It is expected that a mandatory prepayment for fiscal 2007 of approximately $1.9 million will be required under this provision in June 2007 and the Company expects to have sufficient cash or borrowing capacity under its Revolving Credit Facility to make this payment.

The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At October 1, 2006, the Company was in compliance with the provisions of the Senior Credit Facility. At October 1, 2006, there was $6.0 million in outstanding borrowings and $4.0 million in availability, under the revolving portion of the Senior Credit Facility.
Former Senior Credit Facility — At March 31, 2006, the Company had a senior credit facility consisting of a $10.0 million asset-based revolving credit facility and two tranches of Term Loans totaling $41.6 million and had a blended interest rate of 16.0% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.3 million over the term of the loan with the balance due at the end of the term on May 31, 2008. On February 17, 2006, the Company completed a private placement of 2.5 million shares of its common stock, which yielded net cash proceeds of $17.2 million, which was used to pay down part of this facility. The Former Senior Credit Facility was secured by all of the Company’s assets.

NOTE 7.	Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.4 million for the three and six month periods ended October 1, 2006 and September 25, 2005, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effects of the Act.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, subsequently known as TTC Germany GmbH & Co. OHG (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the Selling Company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, and its successor, TransTechnology Germany GmbH, whereby Barnes is obligated to administer and discharge these pension obligations as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $3.8 million at October 1, 2006 and $3.6 million at March 31, 2006. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

		Postretirement Benefits
	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005

Components of net periodic benefit costs:

Interest Cost	$11	$18	$21	$37

Amortization of net (gain) loss	(11)	13	(21)	26

Net periodic benefit cost	$—	$31	$—	$63

		Pension Plan
	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005

Components of net periodic benefit costs:

Interest Cost	$31	$32	$61	$83

Amortization of net loss	1	—	2	—

Net periodic benefit cost	$32	$32	$63	$83

NOTE 8.	New Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS No. 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s overfunded status or a net liability for a plan’s underfunded status in its balance sheet. SFAS No. 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end balance sheet, which is consistent with the company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS No. 158 to have a material effect on the Company’s financial condition, results of operations and cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on both the statement of operations and statement of financial position. The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company’s application of SAB No. 108 is not expected to have any impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).” FIN 48 creates a single model for accounting and disclosure of uncertain tax positions. This interpretation prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48 on the Company’s financial condition, results of operations and cash flows.
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

NOTE 9.	Contingencies
Environmental Matters. The Company evaluates the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. The Company does not include any unasserted claims that it might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that it might have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.8%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.

The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.8 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At October 1, 2006, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.9 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $0.1 million without discounting for present value and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
Asset Sale. The Company sold the assets of its Breeze Industrial Products division (the “Division”) in July 2001 to Breeze Industrial Products Corporation (“BIP”). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania to the Indiana County (PA) Development Corporation (“ICDC”) for $2.0 million. ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contained an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). Under the sale documents, in the event that BIP did not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, given no later than August 9, 2006, could require the Company to repurchase the property for $1.0 million, of which $0.5 million had been contractually required to be placed in escrow with banks located in Indiana County, Pennsylvania. No such notice was received from ICDC by August 9, 2006, and pursuant to the escrow agreement, the $0.5 million was returned to the Company in the third quarter of fiscal 2007, together with the interest accrued thereon.
Litigation. The Company is also engaged in various other legal proceedings incidental to its business. Management is of the opinion that, after taking into consideration information furnished by our counsel, the above matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company in future periods.

NOTE 10.	Segment and Geographic Location
The Company has three operating segments which it aggregates into one reportable segment: sophisticated lifting equipment for specialty aerospace and defense applications. Revenues from the three operating segments for the three and six month periods ended October 1, 2006 and September 25, 2005, are summarized as follows:

	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005

Hoist and Winch	$12,902	$9,517	$24,772	$19,024

Cargo Hooks	3,943	2,996	7,347	5,228

Weapons Handling	267	229	877	953

Other Sales	570	255	928	774

Total	$17,682	$12,997	$33,924	$25,979

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
United States Government	$5,822	$4,617	$10,977	$9,214

Finmeccanica SpA	$4,172	$2,074	$7,168	$4,062
Net sales below show the geographic location of customers:

	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
Location:
United States	$9,032	$7,242	$17,862	$15,216
Europe	6,533	2,967	11,740	5,874
Pacific and Far East	923	1,040	2,293	1,638
Other non-United States	1,194	1,748	2,029	3,251

Total	$17,682	$12,997	$33,924	$25,979

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
This Quarterly Report on Form 10-Q may contain forward-looking statements. See “Forward Looking Statements” on page 25 hereof for further information of the risks and uncertainties associated with forward-looking statements.
We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer and supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and is used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
All references to fiscal 2007 and beyond in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2007 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.
Results of Operations
Three Months Ended October 1, 2006 Compared with Three Months Ended September 25, 2005

	Three Months Ended
	October 1,	September 25,	Increase (decrease)
	2006	2005	$	%

New Equipment	$8,813	$5,455	$3,358	61.6
Spare Parts	5,244	3,727	1,517	40.7
Overhaul and Repair	3,529	3,639	(110)	(3.0)
Engineering Services	96	176	(80)	(45.5)

Net Sales	17,682	12,997	4,685	36.0
Cost of Sales	10,508	7,551	2,957	39.2
Gross Profit	7,174	5,446	1,728	31.7
General, administrative and selling expenses	4,589	3,232	1,357	42.0
Interest expense	1,017	2,361	(1,344)	(56.9)
Net income (loss)	$923	$(102)	$1,025	1,004.9
Net Sales. Sales growth for the second quarter of 2007, as compared to the same period last year, was driven by new production and spare parts sales. The increase in new production sales for the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, was influenced by a $1.7 million increase of hoist and winch sales and a $1.2 million increase of cargo hook sales due to higher volume and order patterns of customers. The 40.7% increase in sales of spare parts was driven by $1.7 million higher shipments of hoist and winch spare parts, which were slightly offset by a decrease in shipments of cargo hook spare parts totaling $0.3 million.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have sales of new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, the cost of sales as a percent of sales increased approximately 1%, due to the higher level of new equipment activity in the hoist and winch and cargo hook operating segments.

Gross Profit. As discussed in the cost of sales section above, the three components of sales in the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 33% to 35%, overhaul and repair 27% to 37% and spare parts 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. While we saw a significant increase in sales during the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, the overall gross margin was down by approximately 1% as the mix of products shipped weighted toward new equipment in the hoist and winch and cargo hook operating segments.
General, administrative and selling expenses. The $1.4 million increase in general, administrative and selling expenses for the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, was predominately due to increased engineering costs related to the Company’s contracts for the Airbus A400M Military Transport Aircraft (“the Airbus Program”), which is scheduled to commence shipping in calendar year 2009 and continue through 2020. These additional costs have been planned and will continue through the remainder of this year. The remainder of the increase mainly involves increased spending for marketing efforts.
Interest expense. The decrease in interest expense of $1.3 in the second quarter of fiscal 2007, as compared to the second quarter of fiscal 2006, resulted from the Company’s pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter of fiscal 2006 and the lower weighted average interest rate resulting from the refinancing of the Senior Credit Facility in the first quarter of fiscal 2007.
Net Income. We reported net income of $923 thousand in the second quarter of fiscal 2007 versus a net loss of $102 thousand in the second quarter of fiscal 2006. This increase in net income resulted from the reasons discussed above.
New orders. New orders received in the second quarter of fiscal 2007 totaled $25.7 million, as compared with $15.5 million in the prior year’s second quarter. An increase in new orders of approximately $6.1 million for overhaul and repair, mainly in the hoist and winch operating segment, accounted for 60% of the overall increase. Orders for new equipment in the hoist and winch and cargo hook operating segments increased $2.7 million in the second quarter of fiscal 2007, as compared to the same period last year, and there was also an increase in new orders for spare parts of approximately $1.5 million.
Backlog. Backlog at October 1, 2006 was $130.4 million, an increase of $39.2 million from the $91.2 million at March 31, 2006. The increase in the backlog is due to the timing of orders in the first six months of fiscal 2007, as well as the new order received for the Airbus Program for $21.5 million, which is scheduled to commence shipping in calendar year 2009 and continue through 2020. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $42.7 million of backlog at October 1, 2006 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.1 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the second quarter of fiscal 2007 was 1.45, as compared to 1.19 for the second quarter of fiscal 2006. The increase in the book to bill ratio was directly related to the higher order intake during the second quarter of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.

Six Months Ended October 1, 2006 Compared with Six Months Ended September 25, 2005

	Six Months Ended
	October 1,	September 25,	Increase (decrease)
	2006	2005	$	%

New Equipment	$15,703	$9,901	$5,802	58.6
Spare Parts	10,279	8,283	1,996	24.1
Overhaul and Repair	7,720	7,298	422	5.8
Engineering Services	222	497	(275)	(55.3)

Net Sales	33,924	25,979	7,945	30.6
Cost of Sales	19,325	14,896	4,429	29.7
Gross Profit	14,599	11,083	3,516	31.7
General, administrative and selling expenses	9,335	6,386	2,949	46.2
Interest expense	2,286	4,556	(2,270)	(49.8)
Loss on extinguishment of debt	1,331	—	1,331	100.0
Net income (loss)	$941	$99	$842	850.5
Net Sales. The increase in sales for the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, was driven by new production and spare parts sales. Increases in sales of approximately $4.0 million in the hoist and winch operating segment and approximately $1.4 million in the cargo hook operating segment accounted for the new production sales increase. Sales growth of 24.1% in the hoist and winch operating segment accounted for all the increase in spare parts sales. Increased shipments in the cargo hook operating segment of overhaul and repair increased approximately $1.0 million, but were partially offset by approximately $0.5 million of decreased shipments in the hoist and winch operating segment of overhaul and repair.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have sales of new equipment, overhaul and repair, and spare parts each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, the cost of sales as a percent of sales decreased by less than 0.5% due to the mix of new equipment and spare parts activity in the hoist and winch operating segment.
Gross Profit. As discussed in the cost of sales section above, the three components of sales in the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 29% to 33%, overhaul and repair 27% to 40% and spare parts 64% to 67%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. While we saw a significant increase in new equipment sales in the hoist and winch and cargo hook operating segments during the first six months of fiscal 2007, as compared to the first six months of fiscal 2006, the overall gross margin was lower by less than 1%, because we also had sales increases in the hoist and winch operating segment for spare parts.
General, administrative and selling expenses. General, administrative and selling expenses increased 46.2% to $9.3 million for the first six months of fiscal 2007, as compared to $6.4 million for the first six months of fiscal 2006. Approximately half of the increase is attributable to planned increased engineering costs related to the Airbus Program. The remainder of the increase mainly involves increased spending for marketing and for depreciation of our ERP system, which was placed in service in the third quarter of fiscal 2006.
Interest expense. The decrease in interest expense of $2.3 million during the first six months of fiscal 2007, as compared to the same period last year, resulted from the Company’s pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter of fiscal 2006 and the lower weighted average interest rate resulting from the refinancing of the Senior Credit Facility in the first quarter of fiscal 2007.
Net Income. We reported net income of $941 thousand in the first six months of fiscal 2007 versus net income of $99 thousand for the first six months of fiscal 2006. This increase in net income resulted from the reasons discussed above.
New orders. New orders received during the first six months of fiscal 2007 totaled $73.3 million, an increase of $44.0 million, as compared with $29.3 million in the first six months of the prior year. The new orders received include $21.5 million of orders for new equipment in the hoist and winch operating segment related to the Airbus Program, which is scheduled to commence shipping in calendar year 2009 and continue through 2020. Aside from the increase in new orders due to the Airbus Program, orders for new equipment increased approximately $9.3 million, with $5.1 million due to increased orders in the cargo hook operating segment and $2.1 million related to increased orders in the weapons handling operating segment. Orders for spare parts increased over 120% to $8.1 million, the majority of which relates to new orders in the hoist and winch operating segment. There was also an increase in new orders of approximately $4.9 million in the hoist and winch operating segment of overhaul and repair.
Backlog. Backlog at October 1, 2006 was $130.4 million, an increase of $39.2 million from the $91.2 million at March 31, 2006. The increase in the backlog is due to the timing of orders in the first six months of fiscal 2007 as well as the new order received for the Airbus Program for $21.5 million. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $42.7 million of backlog at October 1, 2006 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.1 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first six months of fiscal 2007 was 2.16, as compared to 1.13 for the first six months of fiscal 2006. The increase in the book to bill ratio was directly related to the higher order intake during the first six months of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Although we have infrequently received payments on these government contracts based on performance milestones, our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders.
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at October 1, 2006 were $6.0 million and $4.0 million respectively. The Senior Credit Facility prohibits the payment of dividends.
As announced on July 19, 2006, our application to be listed on the American Stock Exchange (the “Exchange”) was approved and on August 14, 2006 our stock commenced trading on the Exchange under the trading symbol BZC.
Working Capital
Our working capital at October 1, 2006 was $16.8 million, as compared to $17.1 million at March 31, 2006. The ratio of current assets to current liabilities was 1.8 to 1.0 at both October 1, 2006 and March 31, 2006.

Working capital changes during the first six months of fiscal 2007 resulted from a decrease in accounts receivable of $2.9 million, an increase in inventory of $1.2 million, a decrease in accounts payable of $3.3 million, and a decrease in accrued compensation of $1.1 million. In addition the current portion of long-term debt increased $4.5 million. The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred in the fourth quarter of fiscal 2006. The increase in inventory is due to parts being purchased in advance for the third quarter of fiscal 2007 shipment schedule, and a focus on having certain common sub-assemblies on hand that are included in the sales forecast. The decrease in accounts payable reflects the payments to vendors for heavy purchases made in late fiscal 2006 in order to meet the shipping demands of March 2006 and the first quarter of fiscal 2007. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2007. The increase in the current portion of long-term debt reflects the higher balance on the revolving portion of our Senior Credit Facility in order to meet the working capital demands of the Company and also the classification of the monthly mandatory principal payments under the term portion of our Senior Credit Facility.
The number of days that sales were outstanding in accounts receivable decreased to 52.1 days at October 1, 2006 from 68.8 days at March 31, 2006. The decrease in days was attributable to the 27% higher shipments made in March of fiscal 2006 as compared to October of fiscal 2007. Inventory turnover increased to 2.2 turns for the second quarter of fiscal 2007 versus 1.8 turns for the second quarter of fiscal 2006. The increase in inventory turns is reflective of the strong sales pattern during the first six months of fiscal 2007.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were $0.6 million for the first six months of fiscal 2007, compared to $0.4 million for the first four months of fiscal 2006. Projects budgeted in fiscal 2007 are expected to total approximately $1.0 million.
Senior Credit Facility
Senior Credit Facility — On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year, LIBOR-based $50.0 million senior credit facility consisting of a $10.0 million Revolving Credit Facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.6% at October 1, 2006 (the “Senior Credit Facility”). As a result of the this refinancing, in the first quarter of fiscal 2007, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million and an additional quarterly principal payment of $50,000 commencing January 2007. The remainder of the term loans is due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of October 1, 2006.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of the Term B Loan up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. It is expected that a mandatory prepayment for fiscal 2007 of approximately $1.9 million will be required under this provision in June 2007 and we expect to have sufficient cash or borrowing capacity under our Revolving Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. At October 1, 2006, we were in compliance with the provisions of the Senior Credit Facility. At

October 1, 2006, there was $6.0 million in outstanding borrowings and $4.0 million in availability, under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At October 1, 2006, we had federal and state net operating loss carryforwards, or NOLs, of approximately $57.8 million and $107.6 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $1.7 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of October 1, 2006:
Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments	$39,048	$3,057	$6,114	$29,877	$—
Estimated interest payments on long-term debt	12,568	3,261	5,723	3,584	—
Operating leases	470	206	151	113	—
Total	$52,086	$6,524	$11,988	$33,574	$—
Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility (See Note 6 Long-Term Debt Payable to Banks).
Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under of the Senior Credit Facility and assume an effective weighted average interest rate of 8.6%.

Inflation
While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot be certain that our business will not be affected by inflation or deflation in the future.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.8%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.8 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At October 1, 2006, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.9 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, we have been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that we are a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. We estimate that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $0.1 million without discounting for present value and has provided for these estimated costs in our accrual for environmental liabilities.
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
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and the herein Form 10-Q for the second quarter ended October 1, 2006.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial condition, results of operations and cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)” (SFAS 158). SFAS No. 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s overfunded status or a net liability for a plan’s underfunded status in its balance sheet. SFAS No. 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS No. 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS No. 158 requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS No. 158 to have a material effect on our financial condition, results of operations and cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements both the statement of operations and statement of financial position. The SEC has stated that SAB No. 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB No. 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB No. 108 is not expected to have any impact on our consolidated financial statements.
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
We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $45.0 million at October 1, 2006. The Senior Credit Facility is tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.5 million annually before taxes.

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
As of October 1, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The Senior Credit Facility described on Part 1 above prohibits the payment of dividends.

Item 4.	Submission of Matters to a Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on July 19, 2006.
(b) The following matters were voted upon at the meeting:
     (i) The first item considered was the election of the seven directors of the Company nominated for reelection, and Joseph S. Bracewell, nominated by the Company for election as a director, to serve for a term of one year, and the results of such voting were as follows:

Director Nominee	Votes For	Withheld
Joseph S. Bracewell	7,395,317	1,088,837
Thomas V. Chema	5,876,269	2,607,885
Jan Naylor Cope	7,165,017	1,319,137
John H. Dalton	8,184,432	299,722
Gail F. Lieberman	8,104,932	379,222
William J. Recker	8,187,483	296,671
William M. Shockley	8,421,792	62,362
Robert L.G. White	8,421,810	62,344
     (ii) The second item considered was a proposal to change the name of the Company to Breeze-Eastern Corporation, which was approved with 8,461,503 shares voted in favor of such proposal, 11,211 shares voted against such proposal, and holders of 11,440 shares abstaining.
     (iii) The third item considered was a proposal to approve the 2006 Long Term Incentive Plan, which was approved with 4,618,497 shares voted in favor of such proposal, 567,989 shares voted against such proposal, holders of 1,075,575 shares abstaining and 2,222,093 votes were withheld.

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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: November 14, 2006	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.