Form 10-K/A
period 2006-03-31
BREEZE-EASTERN CORP
filed 2007-01-31
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A-1
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2006

☐	OR TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
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
NONE
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐   No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
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

PART I
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

DOCUMENTS INCORPORATED BY REFERENCE
None
EXPLANATORY NOTE
The Registrant’s Form 10-K was filed on June 16, 2006 for the year ended March 31, 2006. This amendment corrects or adds the following information: (i) the report of the independent registered public accounting firm related to the consolidated financial statement schedule of the Company listed in Item 15.
Except as described above, no other changes have been made to the Form 10-K and this amendment does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on June 16, 2006. Accordingly, this amendment should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES
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

2

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Breeze-Eastern Corporation
We have audited the consolidated financial statements of Breeze-Eastern Corporation and subsidiaries (formerly TransTechnology Corporation) (the “Company”) as of March 31, 2006 and 2005, and for each of the three years in the period ended March 31, 2006, and have issued our report thereon dated June 8, 2006; such consolidated financial statements and report are incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 8, 2006
The following exhibits have been filed with this report:
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2007
BREEZE-EASTERN CORPORATION

By: /s/ Robert L.G. White

Robert L.G. White
President and Chief Executive Officer

4