Form 10-Q
period 2006-12-31
BREEZE-EASTERN CORP
filed 2007-02-13
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Yes ☐     No ☑
As of February 9, 2007, the total number of outstanding shares of registrant’s one class of common stock was 9,275,431.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation, formerly TransTechnology Corporation, and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the periods ended December 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2006.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005

Net sales	$18,894	$16,315	$52,818	$42,294
Cost of sales	10,079	9,562	29,404	24,458

Gross profit	8,815	6,753	23,414	17,836

General, administrative and selling expenses	5,050	3,616	14,385	10,002
Interest expense	1,000	2,444	3,286	7,000
Other expense-net	62	69	141	50
Loss on extinguishment of debt	—	—	1,331	—

Income before income taxes	2,703	624	4,271	784
Provision for income taxes	1,081	237	1,708	298

Net income	$1,622	$387	$2,563	$486

Basic earnings per share:
Net income	$0.17	$0.06	$0.28	$0.07

Diluted earnings per share:
Net income	$0.17	$0.06	$0.27	$0.07

Number of shares used in computation of per share information: (Note 1)
Basic	9,275,000	6,726,000	9,252,000	6,706,000
Diluted	9,383,000	6,760,000	9,353,000	6,734,000
See accompanying notes to unaudited condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share and Per Share Data)

	(Unaudited)
	December 31, 2006	March 31, 2006

Assets
Current assets:
Cash	$1,864	$161
Accounts receivable (net of allowance for doubtful accounts of $29 at December 31, 2006 and $25 at March 31, 2006)	14,370	17,061
Inventories	20,229	18,035
Prepaid expenses and other current assets	704	686
Deferred income taxes	2,290	2,426

Total current assets	39,457	38,369

Property, plant and equipment	17,110	16,322
Less accumulated depreciation	12,209	11,512

Property, plant and equipment — net	4,901	4,810

Other assets:
Deferred income taxes	26,442	28,015
Goodwill	402	402
Other	9,396	10,349

Total other assets	36,240	38,766

Total	$80,598	$81,945

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility	$4,968	$2,369
Current portion of long-term debt	3,057	2,193
Accounts payable-trade	4,886	7,641
Accrued compensation	2,524	3,448
Accrued income taxes	246	763
Accrued interest	297	711
Other current liabilities	4,234	4,144

Total current liabilities	20,212	21,269

Long-term debt payable to banks	35,514	39,415

Other long-term liabilities	9,396	8,933

Contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued 9,670,566 and 9,618,853 at December 31, 2006 and March 31, 2006, respectively	97	96
Additional paid-in capital	92,177	91,515
Accumulated deficit	(70,309)	(72,856)

	21,965	18,755
Less treasury stock, at cost — 395,135 and 390,135 shares at December 31, 2006 and at March 31, 2006, resectively	(6,489)	(6,427)

Total stockholders’ equity	15,476	12,328

Total	$80,598	$81,945

See accompanying notes to unaudited condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2006	December 25, 2005

Cash Flows from Operating Activities:
Net income	$2,563	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	944	—
Depreciation and amortization	1,132	1,080
Noncash interest expense, net	75	794
Stock based compensation	230	—
Loss on disposal of fixed asset	1	—
Increase in provision for bad debt	4	3
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	2,687	(642)
Increase in inventories	(2,194)	(2,162)
Decrease in deferred taxes	1,709	298
(Increase) decrease in other assets	(175)	16
(Decrease) increase in accounts payable	(2,668)	3,877
(Decrease) increase in accrued compensation	(924)	144
Decrease in income taxes payable	(517)	(183)
Increase (decrease) in other liabilities	124	(913)

Net cash provided by operating activities	2,991	2,798

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(987)	(1,231)
Collection of notes receivable	—	133
Decrease in restricted cash-net	499	4

Net cash used in investing activities	(488)	(1,094)

Cash Flows from Financing Activities:
Payments on long-term debt	(43,103)	(2,250)
Proceeds from long-term debt and borrowings	40,000	—
Borrowings (repayments) of other debt	2,599	(307)
Payment of debt issue costs	(419)	—
Exercise of stock options	123	21

Net cash used in financing activities	(800)	(2,536)

Increase (decrease) in cash	1,703	(832)
Cash at beginning of period	161	1,039

Cash and cash equivalents at end of period	$1,864	$207

Supplemental information:
Interest payments	$3,515	$6,271
Income tax payments	517	184
Increase in term loans and senior subordinated note for paid-in-kind interest	—	639
Non-cash financing activity for stock option exercise	62	—
Non-cash investing activity for additions to property, plant and equipment	34	182
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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005

Basic Earnings per Common Share:
Weighted-average common stock outstanding for basic earnings per share calculation	9,275,000	6,726,000	9,252,000	6,706,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,275,000	6,726,000	9,252,000	6,706,000
Stock options*	108,000	34,000	101,000	28,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,383,000	6,760,000	9,353,000	6,734,000

*	During the three and nine month periods ended December 31, 2006, options to purchase 26,000 shares of common stock, and during the three and nine month periods ended December 25, 2005, options to purchase 193,500 and 241,167 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
NOTE 2. Stock-Based Compensation
The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under SFAS No. 123 Accounting for Stock Based Compensation. Net income for the three and nine month periods ended December 31, 2006 includes $0.1 million net of tax or $0.01 per diluted share and $0.3 million net of tax or $0.03 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of SFAS No. 123R, financial results for the prior periods have not been restated. Based on the number of unvested outstanding awards at December 31, 2006, the effect of adopting SFAS No. 123R is expected to increase compensation cost for the year ending March 31, 2007, by approximately $0.4 million, net of tax. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.
Prior to April 1, 2006, the Company had accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, the Company recorded an expense in an amount equal to the excess, if any, of the quoted market price on the grant date over the option price.
The following table includes as reported and proforma information required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Proforma information is based on the fair value method under SFAS No. 123.

	Three Months Ended	Nine Months Ended
	December 25, 2005	December 25, 2005

Net income as reported	$387	$486
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	62
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(172)

Proforma net income	$352	$376

Basic earnings per share:
As reported	$0.06	$0.07
Proforma	$0.05	$0.06
Diluted earnings per share:
As reported	$0.06	$0.07
Proforma	$0.05	$0.06

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
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through September 2014. Under the terms of the 1999 Plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2009. Under the terms of the 1998 Plan, 250,000 of the Company’s common shares may be granted as stock options to non-employee directors of the Company through July 2008. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan, however, there remain outstanding unexercised options granted in fiscal year 2000 and in fiscal year 2002 under the 1992 Plan.
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
The weighted-average Black-Scholes value per option granted in fiscal 2007 and fiscal 2006 was $6.83 and $4.12, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2007 and fiscal 2006. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	2007	2006
Dividend yield	0.0%	0.0%
Volatility	51.0%	53.3%
Risk-free interest rate	5.1%	3.9%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2006	450,500	—	—	$9.36
Granted	73,500	—	—	$11.65
Exercised	(29,836)	$181	—	$6.19
Canceled or expired (a)	(129,168)	—	—	$12.66

Outstanding at December 31, 2006	364,996	$935	7	$8.91

Options exercisable at December 31, 2006	227,996	$698	6	$8.58
Unvested options expected to become exercisable after December 31, 2006	137,000	$236	9	$9.45
Shares available for future option grants at December 31, 2006 (b)	770,227

(a)	Included are 60,000 stock options granted to the former Chairman of the Board that expired by their terms in the first quarter of fiscal 2007. Also included are 65,000 stock options eligible for exercise that the former Chairman surrendered for cancellation in consideration for payment by the Company of the aggregate difference between the stock option exercise price and the price of the Common Stock at the transaction date.

(b)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first nine months of fiscal 2007 was approximately $0.1 million. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first nine months of fiscal 2007.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first nine months of fiscal 2007, compensation expense associated with stock options was $0.2 million before taxes of approximately $0.1 million, and was recorded in general, administrative and selling expense. As of December 31, 2006, there was approximately $0.6 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.1 years.
It is the policy of the Company that the stock underlying option grants consist of authorized and unissued shares available for distribution under the applicable Plan. Under the 1999 and 2004 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired. The Company is prohibited by its Senior Credit Facility from repurchasing shares on the open market to satisfy option exercises. There is no such provision permitting the repurchase of stock options under the 1998 and 2006 Plans.

A summary of restricted stock award activity under all plans is as follows:

		Weighted — Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2006	30,098	$7.11
Granted	21,877	$11.36
Vested	(27,670)	$7.12
Cancelled	—	—

Non-vested at December 31, 2006	24,305	$10.93

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of December 31, 2006, there was approximately $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.0 year.
NOTE 3. Inventories
Inventories are summarized as follows:

	December 31,	March 31,
	2006	2006
Finished goods	$—	$—
Work in process	2,882	3,847
Purchased and manufactured parts	17,347	14,188

Total	$20,229	$18,035

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and nine month periods ended December 31, 2006 was $0.3 million and $0.8 million, respectively, and for the three and nine month periods ended December 25, 2005, depreciation expense was $0.3 million and $0.5 million, respectively.

Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has predominantly a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2006 are summarized as follows:

Balance at March 31, 2006	$301
Warranty costs incurred	(313)
Change in estimates to pre-existing warranties	—
Product warranty accrual	449

Balance at December 31, 2006	$437

NOTE 6. Long-Term Debt Payable
Long-term debt payable to banks, including current maturities consisted of the following:

	December 31,	March 31,
	2006	2006
Senior Credit Facility	$43,539	$43,977
Less current maturities	8,025	4,562

Total long-term debt	$35,514	$39,415

Credit Facility — On May 1, 2006, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new five year, LIBOR-based $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.5% at December 31, 2006 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, and an additional quarterly principal payment of $50,000, the first of which was paid in January 2007. The remainder of the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of December 31, 2006.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. It is expected that a mandatory prepayment for fiscal 2007 of approximately $2.0 million will be required under this provision in June 2007 and the Company expects to have sufficient cash or borrowing capacity under its revolving credit facility to make this payment.

The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At December 31, 2006, the Company was in compliance with the provisions of the Senior Credit Facility. At December 31, 2006, there was $5.0 million in outstanding borrowings and $5.0 million in availability, under the revolving portion of the Senior Credit Facility.
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
NOTE 7. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.6 million for the three and nine month periods ended December 31, 2006 and December 25, 2005, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31. On December 8, 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) was enacted and introduced a prescription drug benefit under Medicare as well as a subsidy to sponsors of retiree health care benefit plans. The Company has elected to defer the recognition of the Act until such time when the authoritative guidance is issued. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the Company’s financial statements do not reflect the effects of the Act.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. oHG, subsequently known as TTC Germany GmbH & Co. oHG (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan remained with the Selling Company. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, and its successor, TransTechnology Germany GmbH, whereby Barnes is obligated to administer and discharge these pension obligations as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $3.9 million at December 31, 2006 and $3.6 million at March 31, 2006. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005
Components of net periodic benefit costs:
Interest Cost	$10	$18	$31	$55
Amortization of net (gain) loss	(10)	14	(31)	40

Net periodic benefit cost	$—	$32	$—	$95

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005
Components of net periodic benefit costs:
Interest Cost	$31	$38	$92	$121
Amortization of net loss	1	—	3	—

Net periodic benefit cost	$32	$38	$95	$121

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of SFAS 158 to have a material effect on the Company’s financial condition, results of operations and cash flows.

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
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing” (ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for the Company’s fiscal year ending March 31, 2007. Management believes that the adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.8 million without discounting for present value. The amounts and timing of such payments are subject to an approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 31, 2006, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.9 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
NOTE 10. Segment and Geographic Location
The Company has three operating segments which it aggregates into one reportable segment: sophisticated lifting equipment for specialty aerospace and defense applications. Revenues from the three operating segments for the three and nine month periods ended December 31, 2006 and December 25, 2005, are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005
Hoist and Winch	$12,511	$12,280	$37,283	$31,304
Cargo Hooks	4,467	1,890	11,814	7,118
Weapons Handling	1,422	1,794	2,299	2,747
Other Sales	494	351	1,422	1,125

Total	$18,894	$16,315	$52,818	$42,294

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005
United States Government	$7,114	$3,501	$18,091	$12,716
Finmeccanica SpA	$4,239	$3,042	$11,407	$7,104

Net sales below show the geographic location of customers:

	Three Months Ended		Nine Months Ended
	December 31,	December 25,	December 31,	December 25,
	2006	2005	2006	2005
Location:
United States	$11,955	$7,704	$29,817	$22,920
England	3,121	1,297	5,644	2,557
Italy	1,389	2,711	7,115	6,240
Other European Countries	880	1,203	4,371	2,288
Pacific and Far East	538	2,040	2,831	3,678
Other non-United States	1,011	1,360	3,040	4,611

Total	$18,894	$16,315	$52,818	$42,294

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
This Quarterly Report on Form 10-Q may contain forward-looking statements. See “Forward Looking Statements” on page 25 hereof for further information of the risks and uncertainties associated with forward-looking statements.
We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer and supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
All references to fiscal 2007 and beyond in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2007 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.

Results of Operations
Three Months Ended December 31, 2006 Compared with Three Months Ended December 25, 2005

	Three Months Ended		Increase (decrease)
	December 31,	December 25,
	2006	2005	$	%

New Equipment	$8,318	$8,428	$(110)	(1.3)
Spare Parts	7,250	4,345	2,905	66.9
Overhaul and Repair	3,233	3,352	(119)	(3.6)
Engineering Services	93	190	(97)	(51.1)

Net Sales	18,894	16,315	2,579	15.8
Cost of Sales	10,079	9,562	517	5.4
Gross Profit	8,815	6,753	2,062	30.5
General, administrative and selling expenses	5,050	3,616	1,434	39.7
Interest expense	1,000	2,444	(1,444)	(59.1)
Net income	$1,622	$387	$1,235	319.1
Net Sales. Sales growth for the third quarter of 2007, as compared to the same period last year, was driven by spare parts sales. The 66.9% increase in sales of spare parts was driven by $2.6 million higher shipments of hoist and winch spare parts and a $0.3 million increase of cargo hook spare parts sales. These increases were attributable to higher shipment volume over the prior period and order patterns of customers. Shipments of new equipment in the cargo hook operating segment were $2.0 million higher in the third quarter of fiscal 2007 as compared to the same period last year, but were offset by a decrease in shipments of new equipment in the hoist and winch operating segment for approximately the same amount.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006, the cost of sales as a percent of sales decreased approximately 5%, due to the higher level of spare parts activity in the hoist and winch operating segment.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. We saw a significant increase in sales during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006, increasing the overall gross margin by approximately 5% as the mix of products shipped weighted toward spare parts sales in the hoist and winch operating segment.
General, administrative and selling expenses. The $1.4 million increase in general, administrative and selling expenses for the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006, was predominately due to increased engineering costs related to the Company’s contracts for the Airbus A400M Military Transport Aircraft (“the Airbus Program”), which is scheduled to commence shipping in calendar year 2009 and continue through 2020. These additional costs have been planned and will continue through the remainder of this fiscal year. The remainder of the increase mainly involves increased spending for marketing efforts and costs related to the implementation of the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002.
Interest expense. The decrease in interest expense of $1.4 in the third quarter of fiscal 2007, as compared to the third quarter of fiscal 2006, resulted from the Company’s pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter of fiscal 2006 and the lower weighted average interest rate resulting from the refinancing of the Former Senior Credit Facility on more favorable terms in the first quarter of fiscal 2007.
Net Income. We reported net income of $1.6 million in the third quarter of fiscal 2007 versus net income of $0.4 million in the third quarter of fiscal 2006. This increase in net income resulted from the reasons discussed above.
New orders. New orders received in the third quarter of fiscal 2007 totaled $9.8 million, as compared with $27.7 million in the prior year’s third quarter. A decrease in new orders for overhaul and repair of approximately $10.9 million, mainly in the hoist and winch and cargo hook operating segments, accounted for approximately 61% of the overall decrease. Orders for spare parts in the hoist and winch and cargo hook operating segments decreased by $6.1 million in the third quarter of fiscal 2007, as compared to the same period last year, and there was also a slight decrease in new orders for new equipment of approximately $0.7 million.
Backlog. Backlog at December 31, 2006 was $121.3 million, an increase of $30.1 million from the $91.2 million at March 31, 2006. The increase in the backlog is due to the timing of orders in the first nine months of fiscal 2007, as well as the new order received in the first quarter of fiscal 2007 for the Airbus Program for $21.5 million, which is scheduled to commence shipping in calendar year 2009 and continue through 2020. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $40.0 million of backlog at December 31, 2006 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the third quarter of fiscal 2007 was 0.5 as compared to 1.7 for the third quarter of fiscal 2006. The decrease in the book to bill ratio was directly related to the lower order intake during the third quarter of fiscal 2007. While the book-to-bill ratio of 0.5 in the third quarter of fiscal 2007 is below our normal trend, we feel this is a temporary decline and believe the order intake will improve over the next several quarters. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
Nine Months Ended December 31, 2006 Compared with Nine Months Ended December 25, 2005

	Nine Months Ended		Increase (decrease)
	December 31,	December 25,
	2006	2005	$	%

New Equipment	$24,021	$18,329	$5,692	31.1
Spare Parts	17,529	12,628	4,901	38.8
Overhaul and Repair	10,953	10,650	303	2.8
Engineering Services	315	687	(372)	(54.1)

Net Sales	52,818	42,294	10,524	24.9
Cost of Sales	29,404	24,458	4,946	20.2
Gross Profit	23,414	17,836	5,578	31.3
General, administrative and selling expenses	14,385	10,002	4,383	43.8
Interest expense	3,286	7,000	(3,714)	(53.1)
Loss on extinguishment of debt	1,331	—	1,331	100.0
Net income	$2,563	$486	$2,077	427.4
Net Sales. The increase in sales for the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, was driven by new production and spare parts sales. Increases in sales of approximately $1.9 million in the hoist and winch operating segment and approximately $3.5 million in the cargo hook operating segment accounted for the new production sales increase. Sales growth of 68% in the hoist and winch operating segment accounted for all of the increase in spare parts sales. Shipments in the cargo hook operating segment of overhaul and repair increased by approximately $1.1 million, but were partially offset by approximately $0.8 million of decreased shipments in the hoist and winch operating segment of overhaul and repair.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, the cost of sales as a percent of sales decreased by approximately 2% due to the mix of new equipment and spare parts activity in the hoist and winch and cargo hook operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. While we saw a significant increase in new equipment sales in the hoist and winch and cargo hook operating segments during the first nine months of fiscal 2007, as compared to the first nine months of fiscal 2006, the overall gross margin was higher by approximately 2% because we also had sales increases in the hoist and winch operating segments for spare parts.
General, administrative and selling expenses. General, administrative and selling expenses increased 44% to $14.4 million for the first nine months of fiscal 2007, as compared to $10.0 million for the first nine months of fiscal 2006. Approximately half of the increase is attributable to planned increased engineering costs related to the Airbus Program. The remainder of the increase mainly involves increased spending for marketing, depreciation of our ERP system, which was placed in service in the third quarter of fiscal 2006, and costs related to the implementation of the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002.
Interest expense. The decrease in interest expense of $3.7 million during the first nine months of fiscal 2007, as compared to the same period last year, resulted from the Company’s pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter of fiscal 2006 and the lower weighted average interest rate resulting from the refinancing of the Former Senior Credit Facility on more favorable terms in the first quarter of fiscal 2007.
Net Income. We reported net income of $2.6 million first nine months of fiscal 2007 versus net income of $0.5 million for the first nine months of fiscal 2006. This increase in net income resulted from the reasons discussed above.
New orders. New orders received during the first nine months of fiscal 2007 totaled $83.1 million, an increase of $26.0 million, as compared with $57.1 million in the first nine months of the prior year. The new orders received include $21.5 million of orders for new equipment in the hoist and winch operating segment related to the Airbus Program, which is scheduled to commence shipping in calendar year 2009 and continue through 2020. Aside from the increase in new orders due to the Airbus Program, orders for new equipment increased approximately $8.6 million, with $5.2 million due to increased orders in the cargo hook operating segment and $2.1 million related to increased orders in the weapons handling operating segment. Orders for spare parts and overhaul and repair increased by approximately $1.8 million and $1.0 million, respectively, the majority of which relates to new orders in the hoist and winch operating segment. These increases in new orders were partially offset by a decrease of approximately $6.3 million in new orders for overhaul and repair in the cargo hook operating segment.
Backlog. Backlog at December 31, 2006 was $121.3 million, an increase of $30.1 million from the $91.2 million at March 31, 2006. The increase in the backlog is due to the timing of orders in the first nine months of fiscal 2007 as well as the new order received in the first quarter of fiscal 2007 for the Airbus Program for $21.5 million. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $40.0 million of backlog at December 31, 2006 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first nine months of fiscal 2007 was 1.6, as compared to 1.3 for the first nine months of fiscal 2006. The increase in the book to bill ratio was directly related to the higher order intake during the first nine months of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore our backlog may not represent the actual amount of shipments or sales for any future period.
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
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at December 31, 2006 were $5.0 million and $5.0 million, respectively. The Senior Credit Facility prohibits the payment of dividends.
As announced on July 19, 2006, our application to be listed on the American Stock Exchange (the “Exchange”) was approved and on August 14, 2006 our stock commenced trading on the Exchange under the trading symbol BZC.
Working Capital
Our working capital at December 31, 2006 was $19.2 million, as compared to $17.1 million at March 31, 2006, an increase of approximately 12.3%. The ratio of current assets to current liabilities was 2.0 to 1.0 and 1.8 to 1.0 at December 31, 2006 and March 31, 2006, respectively.
Working capital changes during the first nine months of fiscal 2007 resulted from an increase in cash of $1.7 million, a decrease in accounts receivable of $2.7 million, an increase in inventory of $2.2 million, a decrease in accounts payable of $2.8 million, and a decrease in accrued compensation of $0.9 million. In addition the current portion of long-term debt increased $3.5 million. The most significant impact on the $1.7 million cash increase was due to timing of shipments during the third quarter of fiscal 2007 whereby more shipments were made earlier in the quarter than in the prior period. The decrease in accounts receivable reflects the collection of amounts due from customers based on the above mentioned shipping pattern as well as the collections made on the high volume of shipments that occurred in the fourth quarter of fiscal 2006, and the first six months of fiscal 2007. The increase in inventory is due to parts being purchased in advance for shipments scheduled to be made in the fourth quarter of fiscal 2007, and a focus on having certain common sub-assemblies on hand that are included in the sales forecast. The decrease in accounts payable reflects the payments to vendors for the high volume of purchases made in late fiscal 2006 in order to meet shipping demands in March 2006 and the first quarter of fiscal 2007. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2007. The increase in the revolving credit facility and the current portion of long-term debt reflects the working capital demands of the Company and the classification of the monthly mandatory principal payments under the term portion of our Senior Credit Facility.
The number of days that sales were outstanding in accounts receivable decreased to 49.3 days at December 31, 2006 from 68.8 days at March 31, 2006. The decrease in days was attributable to the 23% higher shipments made in March of fiscal 2006 as compared to December of fiscal 2007. Inventory turnover decreased slightly to 2.0 turns for the third quarter of fiscal 2007 versus 2.1 turns for the third quarter of fiscal 2006. In anticipation of the continuation of the strong sales pattern during the first nine months of fiscal 2007, we are increasing inventory to meet the shipping schedule for the fourth quarter of fiscal 2007.

Capital Expenditures
Cash paid for our additions to property, plant and equipment were $1.0 million for the first nine months of fiscal 2007, compared to $1.2 million for the first nine months of fiscal 2006. Projects budgeted in fiscal 2007 are expected to total approximately $1.0 million.
Senior Credit Facility
Senior Credit Facility — On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year, LIBOR-based $50.0 million senior credit facility consisting of a $10.0 million Revolving Credit Facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.5% at December 31, 2006 (the “Senior Credit Facility”). As a result of the this refinancing, in the first quarter of fiscal 2007, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million and an additional quarterly principal payment of $50,000, the first of which was paid in January 2007. The remainder of the term loans is due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of December 31, 2006.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. It is expected that a mandatory prepayment for fiscal 2007 of approximately $2.0 million will be required under this provision in June 2007 and we expect to have sufficient cash or borrowing capacity under our Revolving Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. At December 31, 2006, we were in compliance with the provisions of the Senior Credit Facility. At December 31, 2006, there was $5.0 million in outstanding borrowings and $5.0 million in availability, under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At December 31, 2006, we had federal and state net operating loss carryforwards, or NOLs, of approximately $55.3 million and $104.8 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $1.6 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of December 31, 2006:

		Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments	$38,571	$3,057	$6,114	$29,400	$—
Estimated interest payments on long-term debt	11,864	3,179	5,568	3,117	—
Operating leases	412	160	147	105	—

Total	$50,847	$6,396	$11,829	$32,622	$—

Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility (See Note 6 Long-Term Debt Payable to Banks).
Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 8.5%.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 31, 2006, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.9 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and elsewhere in this Form 10-Q for the third quarter ended December 31, 2006.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R)”. SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s overfunded status or a net liability for a plan’s underfunded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 requires prospective application, and the recognition and disclosure requirements are effective for fiscal years ending after December 15, 2006. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material effect on our financial condition, results of operations and cash flows.

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
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43,(Restatement and Revision of Accounting Research Bulletins), Chapter 4 “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, SFAS No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. SFAS No. 151 is effective for our fiscal year ending March 31, 2007. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We have been and are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility under which there were borrowings of $43.5 million at December 31, 2006. The Senior Credit Facility is tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.4 million annually before taxes.
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
As of December 31, 2006, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: February 13, 2007	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.