Form 10-K
period 2007-03-31
BREEZE-EASTERN CORP
filed 2007-06-14
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                      to
Commission file number 1-7872
BREEZE-EASTERN CORPORATION
(formerly TransTechnology Corporation)
(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)
700 Liberty Avenue	07083
Union, New Jersey	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (908) 686-4000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	American Stock Exchange

(Title of class)	(Name of Exchange on Which Registered)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant on October 1, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the American Stock exchange on such date, was $ 88,865,174. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of June 1, 2007, the registrant had 9,290,421 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2007

PART I
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:
Certain of the statements contained in the body of this 10K “Report” are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.
ITEM 1. BUSINESS
GENERAL
Breeze-Eastern Corporation, formerly TransTechnology Corporation (“TTC”), designs, develops, manufactures, and sells sophisticated lifting equipment for specialty aerospace and defense applications. The Company was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the “Company” or the “Registrant” or “Breeze-Eastern” refer to Breeze-Eastern Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company’s fiscal year ends on March 31. Accordingly, all references to years in this Report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
CORE BUSINESS
Breeze-Eastern’s core business is aerospace and defense products. Breeze-Eastern is the world’s leading designer, manufacturer, service provider, and supplier of performance-critical rescue hoists and cargo hook systems. Breeze-Eastern also manufactures weapons-handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. We are transitioning the focus of our business from manufacturing, with increasing emphasis on engineering, assembly, and testing of our products. In that connection, our machine shop now focuses on value-added processes for specific products. Further, we are at work on designing the next generation of rescue hoists which will allow us to maintain our core business.
PRODUCTS
Breeze-Eastern has three operating segments which it aggregates into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products. Breeze-Eastern’s weapons handling systems range from weapons handling equipment on fighting vehicles to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109 Power, Agusta A119, and AgustaWestland AW139 helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket System, and the United States High Mobility Artillery Rocket System (“HIMARS”), which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern’s external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.
Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors for all operating segments.
The product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2007, the backlog of unfilled orders was $119.2 million, compared to $91.2 million at March 31, 2006. The increase in the backlog is mainly attributable to a $20.5 million order from AAR Cargo Systems to develop and manufacture a retrieval winch system for the Airbus A400M military transport aircraft. This order, plus approximately $45.0 million in orders received in fiscal 2006 directly from Airbus Deutschland GmbH for cargo winches and cargo cranes for the same aircraft will be shipped starting in calendar 2009 and continuing through 2020.

MAJOR CUSTOMERS
Breeze-Eastern has two major customers, the United States Government and Finmeccanica SpA representing 33% and 21%, respectively, of the total consolidated net sales for fiscal 2007.
COMPONENTS AND RAW MATERIALS
The various components and raw materials used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, such items can generally be redesigned to accommodate materials made by other suppliers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved. The Company’s business is not dependent upon a single supplier or a few suppliers, the loss of which would have a materially adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
EMPLOYEES
As of May 31, 2007, the Company had 206 employees.
FOREIGN OPERATIONS AND SALES
The Company has no foreign-based operations. The Company had export sales of $31.7 million, $30.9 million, and $23.1 million in fiscal 2007, 2006, and 2005, respectively, representing 43%, 48%, and 37% of the Company’s consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold by the Company in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 13 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K.
OTHER INFORMATION
Financial results, news, and other information about Breeze-Eastern can be accessed from the Company’s web site at http://www.breeze-eastern.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed herewith, and amendments to those reports, filed with the Securities and Exchange Commission (SEC) are available on the Company’s web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s web site is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this report. The reports noted above may also be obtained at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy, and information regarding SEC registrants, including Breeze-Eastern.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described below and other information in this Annual Report on Form 10-K. Our business, financial condition, and results of operations could be materially and adversely impacted if any of these risks materialize. Additional risk factors not currently known to us or that we believe are immaterial also may impair our business, financial condition, and results of operations. The trading price of our common stock may also decline as a result of these risks.
We may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired by the Company).
Due primarily to federal and state legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental impact caused by chemicals, processes, and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired by the Company). The Company’s contingencies associated with environmental matters are described in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10K.

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
Approximately 33% of the Company’s consolidated net sales in 2007, as compared to 29% and 46% in 2006 and 2005, respectively, were derived from sales to the United States Government, principally the military services of the Department of Defense and are therefore affected by, among other things, the federal budget authorization and appropriation processes. These contracts typically contain precise performance specifications and are subject to customary provisions which give the United States Government the contractual right of termination for convenience. In the event of termination for convenience, the Company is typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits. The termination, postponement, or failure to fund one or more significant contracts by the United States Government could have a material adverse effect on the Company’s results of operations.
Cancellations of purchase orders or reductions of product quality requirements in existing contracts could materially reduce our backlog.
A discussion of the risks associated with the Company’s backlog is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Form 10-K.
Our potential tax benefits from net operating loss carryforwards are subject to a number of risks.
A discussion of the risks attendant to realization of the tax benefit from net operating losses is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Form 10-K.
Our liquidity requirements and capital resources depend on a number of factors, some of which are beyond our control.
A discussion of the Company’s liquidity requirements and attendant risks is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Form 10-K.
Our common stock is thinly traded and subject to volatility.
Although our common stock is traded on the American Stock Exchange (“AMEX”), it may remain relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.
     The prevailing market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:
•	Actual or anticipated fluctuations in our operating results;

•	Changes in market valuations of other similarly situated companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Any deviations in net revenues or in losses from levels expected by the investment community; and

•	Trading volume fluctuations.

We may be unable to maintain our listing on the American Stock Exchange, which could cause our stock price to fall and decrease the liquidity of our common stock.
On August 14, 2006, our common stock was listed for trading on the AMEX. The AMEX has financial, operating and corporate governance requirements for the continued listing of stock. We meet these requirements. However, if we were not to meet these requirements or other requirements for continued listing, then our common stock may be delisted from the AMEX and the trading market for our common stock could decline, which could depress our stock price and adversely affect the liquidity of our common stock.
We are subject to increases in the cost of our borrowings as a result of rising interest rates, which could have an adverse effect on us and our ability to make debt service payments.
The Company is exposed to changes in interest rates associated with the Senior Credit Facility (as defined below) which became effective on May 1, 2006. The Senior Credit Facility is primarily tied to LIBOR and as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.4 million based on the amount outstanding under the facility at March 31, 2007. At March 31, 2007, $41.0 million of the outstanding Senior Credit Facility was tied to LIBOR.
Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
The United Auto Workers (UAW) represents certain hourly employees at our sole facility in Union, New Jersey. A five year labor agreement was reached with the UAW in October 2004. If the collective bargaining agreement relating to our unionized employees is not successfully renegotiated prior to its expiration, we could face work stoppages or labor strikes.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
The following table sets forth certain information concerning the Company’s principal facilities:

		Owned or
Location	Use of Premises	Leased	Sq. Ft
Union, New Jersey	Executive offices,	Owned	188,000
	Breeze-Eastern offices,
	and manufacturing plant
The Company believes that such facilities are suitable and adequate for the Company’s foreseeable needs and that additional space, if necessary, will be available. The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York, and New Jersey. In some instances, the properties are under contract for sale or are being prepared for sale.
ITEM 3. LEGAL PROCEEDINGS
The information required has been included in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the three-month period ended March 31, 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company	Age

Robert L. G. White	Director, Chief Executive Officer and President	65
Joseph F. Spanier	Executive Vice President, Chief Financial Officer and Treasurer	60
Gerald C. Harvey	Executive Vice President, General Counsel and Secretary	57
Robert L.G. White has served as a Director of Breeze-Eastern Corporation since 2003 and has been the Company’s President and Chief Executive Officer since February 2003. He was President of the Company’s Aerospace Group from 1998 to 2003 and was President of the Company’s Breeze-Eastern division from 1994 until October 2006.
Joseph F. Spanier has served as Executive Vice President, Chief Financial Officer, and Treasurer of the Company since October 2006, having formerly served as Vice President, Chief Financial Officer, and Treasurer of the Company since January 1997.
Gerald C. Harvey has served as Executive Vice President, General Counsel, and Secretary of the Company since October 2006, having formerly served as Vice President, Secretary, and General Counsel of the Company since February 1996.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Since August 14, 2006, the Company’s common stock, par value $0.01, has been traded on the AMEX under the trading symbol BZC. For the period January 21, 2005 through August 13, 2006, the Company’s common stock was traded in the over-the-counter (OTC) market under the symbol TTLG. Prior to January 21, 2005, the Company’s common stock was traded on the New York Stock Exchange (NYSE) under the symbol TT. As previously reported, the NYSE delisted the Company’s common stock on January 20, 2005, due to the Company’s failure to maintain compliance with the NYSE continued listing standards. The following table sets forth the range of high and low closing sale prices of shares of the Company’s common stock for the calendar quarters indicated.

	High	Low
Fiscal 2006
First Quarter	$8.00	$6.80
Second Quarter	7.80	6.50
Third Quarter	8.15	6.90
Fourth Quarter	9.80	6.05
Fiscal 2007
First Quarter	$10.75	$8.95
Second Quarter	12.45	10.25
Third Quarter	12.40	10.29
Fourth Quarter	10.65	9.88
As of May 31, 2007, the number of stockholders of record of the Company’s common stock was 1,448. On June 1, 2007, the closing sales price of a share of common stock was $11.87 per share.
On January 19, 2001, the Company announced the suspension of its regular quarterly dividend, which suspension remains in effect. In addition, our Senior Credit Facility prohibits the payment of dividends (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Senior Credit Facility,” below).

Stock Performance Graph
The following Stock Performance Graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference to such a filing.
This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2002 through March 31, 2007, with the cumulative return on a Peer Issuer Group Index. The peer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on April 1, 2002.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2007
Companies in the Peer Group include Curtis-Wright Corp., Ducommun Inc., EDO Corporation, HEICO Corp., Ladish Co. Inc,., Moog Inc., SIFCO Industries Inc., Triumph Group, Inc., and United Industrial Corporation.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(In thousands, except per share amounts)	2007	2006	2005	2004	2003
Net sales	$73,339	$64,418	$62,932	$64,606	$54,996

Income (loss) from continuing operations before income taxes	6,839	2,326	(4,242)	2,750	(7,439)
Provision (benefit) for income taxes	2,878	1,034	(1,466)	1,006	(3,574)

Income (loss) from continuing operations	3,961	1,292	(2,776)	1,744	(3,865)
Income from discontinued operations	—	—	—	—	13,099 (a)

Net income (loss)	$3,961	$1,292	$(2,776)	$1,744	$9,234

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.43	$0.18	$(0.42)	$0.26	$(0.61)
Income (loss) from discontinued operations	—	—	—	—	2.08

Net income (loss) per share	$0.43	$0.18	$(0.42)	$0.26	$1.47

Diluted:
Income (loss) from continuing operations	$0.42	$0.18	$(0.42)	$0.26	$(0.61)
Income (loss) from discontinued operations	—	—	—	—	2.08

Net income (loss) per share	$0.42	$0.18	$(0.42)	$0.26	$1.47

Total assets	$80,471	$81,945	$76,438	$77,209	$85,123
Long-term debt	$32,750	$39,415	$57,868	$56,472	$53,487
Redeemable common stock	$—	$—	$—	$—	$1,283
Stockholders’ equity (deficit)	$16,899	$12,328	$(6,359)	$(3,787)	$(7,923)
Book value per share	$1.82	$1.34	$(0.95)	$(0.58)	$(1.23)
Shares outstanding at year-end	9,275	9,229	6,697	6,498	6,457

(a)	Beginning in fiscal 2001, the Company implemented a restructuring plan to focus its resources and capital on its aerospace and defense products business and to exit the specialty fastener segment. On February 24, 2003, the Company completed the sale of the business and substantially all of the assets of our subsidiary, Norco, Inc., to Marathon Power Technologies Company, a division of TransDigm Inc. This transaction completed the Company’s divestiture program. As a result, its discontinued operations for fiscal 2003 include Norco, Inc. and all of the operations related to its Specialty Fastener segment, including the TransTechnology Engineered Rings retaining rings businesses, Aerospace Rivet Manufacturers Corp., and TCR Corporation.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.
The forward-looking statements in this Annual Report on Form 10-K are based on current beliefs, estimates, and assumptions concerning the operations, future results, and prospects of the Company. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts.
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules, and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed elsewhere in this Annual Report on Form 10-K.
The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

GENERAL
We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer and supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems. We have three operating segments which we aggregate into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.
All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements.
Inventory. We purchase parts and materials to assemble and manufacture components for use in our products and for use by our engineering and repair and overhaul departments. Our decision to purchase a set quantity of a particular material is influenced by several factors including current and projected cost, future estimated availability, lead time for production of our products, existing and projected contracts to produce certain items, and the estimated needs for our repair and overhaul business.
We value our inventories using the lower of cost or market on a first-in, first-out (FIFO) basis. We reduce the carrying amount of these inventories to net realizable value based on our assessment of inventory that is considered excess or obsolete based on our full backlog of sales orders and historical usage. Since all of our products are produced to meet specific customer requirements, our focus for reserves is on purchased and manufactured parts.
Environmental Reserves. We provide for environmental reserves when, after consultation with our internal and external counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws resulting in more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, changes in technology related to environmental remediation, and appropriate discount factors to reflect the net present value of expected expenditures.
We discuss current estimated exposures related to environmental claims under the caption “Environmental Matters” below.
Deferred Tax Asset. This asset, against which a valuation allowance for a portion of the noncurrent state taxes has been established, represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carryforwards. Because we expect to generate adequate amounts of taxable income prior to the expiration of the federal and state net operating loss carryforwards in 2022 through 2025 and 2008 through 2012 respectively, no additional valuation allowance was considered necessary. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carryforwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state purposes.

Stock-Based Compensation. The Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 123R, Share-Based Payment, on April 1, 2006, using the modified prospective transition method. FASB Statement No. 123R which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. The Company’s consolidated financial statements for the year ended March 31, 2007, reflect the impact of FASB Statement No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FASB Statement No. 123R. Stock-based compensation expense recognized under FASB Statement No. 123R for the year ended March 31, 2007, was $0.4 million, net of tax.
The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of FASB Statement No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with Accounting Principles Board (APB) Opinion No. 25 as allowed under FASB Statement No. 123, Accounting for Stock-Based Compensation.
Prior to 2006, the Company applied APB Opinion No. 25 and did not recognize compensation expense for stock options granted as the exercise price of the options on the date of grant was equal to their fair market value as of that date. However, for grants of restricted stock, the Company recognized compensation expense on a straight-line basis over the period that the restrictions expired. The fair value of the options granted during fiscal 2007, 2006 and 2005 was estimated as $6.83 per common share, $4.12 per common share and $4.26 per common share, respectively. See Note 8 of “Notes to the Consolidated Financial Statements” for further discussion related to stock-based compensation.
RESULTS OF OPERATIONS
Fiscal 2007 Compared to Fiscal 2006

	Fiscal Year Ended		Increase
	March 31,	March 31,	(decrease)
(In thousands)	2007	2006	$	%
New Equipment	$33,379	$28,644	$4,735	16.5
Spare Parts	24,001	18,834	5,167	27.4
Overhaul and Repair	15,492	15,736	(244)	(1.6)
Engineering Services	467	1,204	(737)	(61.2)

Net Sales	73,339	64,418	8,921	13.8
Cost of Sales	40,853	36,457	4,396	12.1

Gross Profit	32,486	27,961	4,525	16.2
General, administrative, and selling expenses	19,890	15,789	4,101	26.0
Interest expense	4,231	9,320	(5,089)	(54.6)
Loss on extinguishment of debt	1,331	396	935	236.1
Net income	$3,961	$1,292	$2,669	206.6
Net Sales. Our net sales increased to $73.3 million for fiscal 2007, a 14% increase from net sales of $64.4 million in fiscal 2006. This increase in sales was driven by new equipment and spare parts sales. Increases in sales of approximately $3.3 million in the cargo hook operating segment and approximately $1.4 million in the hoist and winch operating segments accounted for the new equipment sales increase of $4.7 million. Sales growth in the hoist and winch operating segment accounted for approximately all of the 27% increase in spare parts sales. Shipments in the cargo hook operating segment of overhaul and repair increased by approximately $1.4 million, but were offset by approximately $1.7 million of decreased shipments in the hoist and winch operating segment of overhaul and repair.

Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In fiscal 2007, the $40.9 million cost of sales as a percent of sales was approximately 56%. In fiscal 2006, the $36.5 million cost of sales as a percentage of sales was approximately 57%. The 1% decrease was mainly due to the mix of new equipment and spares parts activity in the hoist and winch and cargo hook operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. While we saw a significant increase in new equipment sales in the hoist and winch and cargo hook operating segments during fiscal 2007, as compared to fiscal 2006, the overall gross margin was higher by approximately 1% because we also had sales increases in the hoist and winch operating segment for spare parts which carry higher gross margins.
General, Administrative, and Selling Expenses. General, administrative, and selling expenses increased 26% to $19.9 million for fiscal 2007, as compared to $15.8 million for fiscal 2006. This increase was primarily due to higher planned engineering costs of $2.4 million related to the Company’s contracts for the Airbus A400M Military Transport Aircraft. The remainder of the increase mainly involves increased spending for marketing efforts and costs related to the implementation of the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002. These three items accounted for approximately 85% of the $4.1 million increase in general, administrative, and selling expenses.
Loss on Extinguishment of Debt. In May 2006, we refinanced and paid in full the Former Senior Credit Facility with a new five year, $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million. As a result of this refinancing, in the first quarter of fiscal 2007 we recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. In the fourth quarter of fiscal 2006, we completed the private placement of 2.5 million shares of common stock which allowed us to pay down approximately $17.2 million of our Former Senior Credit Facility (as defined below). The loss on extinguishment of debt in fiscal 2006 of $0.4 million represents the write-off of unamortized debt issue costs related to the debt retired.
Interest Expense. The decrease in interest expense of $5.1 million during fiscal 2007 as compared to fiscal 2006, was the result of the Company’s pay down of debt using the proceeds from the issuance of common stock and the lower weighted average interest rate resulting from the refinancing. (See discussion of loss on extinguishment of debt above).
Net Income. We reported net income of $4.0 million in fiscal 2007 versus net income of $1.3 million in fiscal 2006. This increase in net income resulted from the reasons discussed above.
New Orders. New orders received during fiscal 2007 totaled $101.5 million, a decrease of $19.3 million, as compared with $120.8 million of new orders received during fiscal 2006. Overall, orders for new equipment decreased approximately $11.4 million in fiscal 2007 as compared to fiscal 2006, due to decreased orders in the hoist and winch operating segment. Orders were higher in this operating segment during fiscal 2006 as compared to fiscal 2007 mainly due to the award of a contract worth approximately $45.0 million from Airbus Deutschland GmbH to develop and manufacture cargo winches and cargo cranes for its new A400M military transport aircraft. In fiscal 2007, new orders related to A400M military transport aircraft totaled $20.5 million representing an order from AAR Cargo Systems to develop and manufacture a retrieval winch system. The decrease in orders for new equipment in the hoist and winch operating segment was partially offset by increases in orders for new equipment of $6.9 million in the cargo hook operating segment and $2.1 million in the weapons handling operating segment. New orders received in overhaul and repair decreased approximately $7.7 million in fiscal 2007 as compared to fiscal 2006, the majority of which was related to the cargo hook operating segment.
Backlog. Backlog at March 31, 2007 was $119.2 million, an increase of $28.0 million from the $91.2 million at March 31, 2006. The product backlog varies substantially from time to time due to the size and timing of orders. The increase in the backlog is mainly attributable to a $20.5 million order from AAR Cargo Systems to develop and manufacture a retrieval winch system for the Airbus A400M military transport aircraft. This order, plus approximately $45.0 million in orders received in fiscal 2006 directly from Airbus Deutschland GmbH for cargo winches and cargo cranes for the same aircraft will be shipped starting in calendar 2009 and continuing through 2020. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $34.2 million of backlog at March 31, 2007 is scheduled for shipment during the next 12 months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book-to-bill ratio for fiscal 2007 was 1.4 as compared to 1.9 for fiscal 2006. The decrease in the book-to-bill ratio was directly related to the higher order intake related to the Airbus A400M Military transport aircraft during fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Fiscal 2006 Compared to Fiscal 2005

	Fiscal Year Ended		Increase
	March 31,	March 31,	(decrease)
(In thousands)	2006	2005	$	%
New Equipment	$28,644	$31,527	$(2,883)	(9.1)
Spare Parts	18,834	19,810	(976)	(4.9)
Overhaul and Repair	15,736	11,002	4,734	43.0
Engineering Services	1,204	593	611	103.0

Net Sales	64,418	62,932	1,486	2.4
Cost of Sales	36,457	36,177	280	0.8

Gross Profit	27,961	26,755	1,206	4.5
General, administrative, and selling expenses	15,789	17,320	(1,531)	(8.8)
Interest expense	9,320	10,469	(1,149)	(11.0)
Settlement with U.S. Government	—	1,197	(1,197)	(100.0)
Loss on extinguishment of debt	396	2,185	(1,789)	(81.9)
Net income	$1,292	$(2,776)	$4,068	146.5
Net Sales. Our net sales increased to $64.4 million for fiscal 2006, a 2% increase from sales of $62.9 million for fiscal 2005. Sales in the hoist and winch operating segment accounted for almost all of the $4.7 million increase in overhaul and repair sales. This was a direct result of increased helicopter and fixed wing aircraft usage in Operation Iraqi Freedom and Operation Enduring Freedom continuing in Iraq and Afghanistan as well as the search and rescue efforts conducted during the natural disaster in the Gulf of Mexico. Sales of new equipment decreased $2.9 million in fiscal 2006 as compared to fiscal 2005 due to lower shipments of $1.4 million of new equipment in our weapons handling operating segment. This was primarily due to the completion of the Multiple Launch Rocket System (MRLS) program which was completed in fiscal 2006 and HLU-196 Bomb Hoist program which was completed in fiscal 2005, only partially offset by the commencement of shipments on the HIMARS program. Sales of new production in the cargo hook operating segment decreased 20% in fiscal 2006 over fiscal 2005 primarily due to the timing of orders received from customers.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have sales of new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percentage of sales will be affected by the weighting of these components to the total sales volume. In fiscal 2006, compared to fiscal 2005, the cost of sales as a percentage of sales decreased approximately 1% due to the higher level of overhaul and repair activity in the hoist and winch and cargo hooks operating segments. In addition, operating improvements in this area helped to lower the cost of sales.
Gross Profit. As discussed in the cost of sales section above, the three components of sales in the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 29% to 33%, overhaul and repair 27% to 40%, and spare parts 64% to 67%. The balance or mix of this activity will, in turn, have an impact on gross profit and gross profit margins. In fiscal 2006, compared to fiscal 2005, the improvement of the gross profit margin of approximately 1% was due to a higher level of sales of the overhaul and repair component in the hoist and winch and cargo hook operating segments.

General, Administrative, and Selling Expenses. General, administrative, and selling expenses decreased 9% to $15.8 million for fiscal 2006 from $17.3 million for fiscal 2005. As a result of the settlement of the United States Attorney’s investigation into our overhaul and repair operation, we incurred approximately $1.4 million less in presettlement legal and investigative costs in fiscal 2006 than in fiscal 2005. Our insurance premiums were approximately $0.4 million lower during fiscal 2006 as compared to fiscal 2005 due to a change in insurance carriers and market conditions. Legal costs related to the New York Stock Exchange’s delisting and appeal were approximately $0.2 million lower in fiscal 2006 as compared to the prior year. Expenses related to previously divested divisions were approximately $0.9 million lower in fiscal 2006 compared to fiscal 2005, due to tax matters and a settlement of a claim involving an insurance broker. As a result of order intake timing, selling and engineering costs were approximately $0.2 million lower in fiscal 2006 as compared to the same period last year. The reductions in the items mentioned above were partially offset by higher depreciation and consulting costs, primarily on our new enterprise resource planning system of approximately $0.7 million in fiscal 2006 as compared to fiscal 2005. Due to higher sales and operating income, incentive compensation was approximately $0.8 million higher in fiscal 2006 than fiscal 2005.
Interest Expense. Interest expense decreased $1.2 million to $9.3 million in fiscal 2006 as compared to $10.5 million in fiscal 2005 resulting primarily from the decreased aggregate interest rate from our refinancing in November 2004. The effect on interest expense from the repayment of debt in February 2006 using the proceeds from our private placement of common stock also contributed slightly to the reduction in interest expense.
Loss on Extinguishment of Debt. In February 2006, we completed the private placement of 2.5 million shares of common stock which allowed us to pay down approximately $17.2 million of our existing debt. The loss on extinguishment of debt of $0.4 million represents the write-off of unamortized debt issue costs related to the debt retired.
Net Income. We generated net income of $1.3 million in fiscal 2006 versus a net loss of $2.8 million in fiscal 2005 which primarily resulted from the reasons discussed above.
New Orders. New orders received in fiscal 2006 totaled $120.8 million, an increase in excess of 100% over fiscal 2005 new orders of $57.1 million. Orders for new equipment in the hoist and winch and cargo hook operating segments were approximately $49.6 million higher during fiscal 2006 as compared to fiscal 2005 mainly due to the award of approximately $45.0 million for a contract from Airbus Deutschland GmbH to develop and manufacture cargo winches and cargo cranes for its new A400M military transport aircraft. We also experienced an increase of approximately 37% in our new production weapons handling equipment from new orders placed on the HIMARS program. New orders placed for overhaul and repair and spares in the hoist and winch and cargo hook operating segments increased approximately $16.4 million mainly due to the reasons stated in the Sales discussion above. This increase was partially offset by a decrease of new orders for spares in the weapons handling operating segment of $2.5 million.
Backlog. Backlog at March 31, 2006 was $91.2 million, up $56.1 million from $35.1 million at March 31, 2005. The increase in the backlog is mainly attributable to the Airbus order mentioned above and increased new production orders in our hoist and winch operating segment and spares and overhaul and repair orders for the weapons handling operating segment. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book-to-bill ratio for fiscal 2006 was 1.9 compared to 0.91 for fiscal 2005. The increase in the book-to-bill ratio was directly related to the higher order intake during fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Our capital spending program is budgeted at less than $2.0 million for fiscal 2008. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders.
See discussion below for the terms related to our Senior Credit Facility.
Our common stock is listed on the AMEX under the trading symbol BZC.

Working Capital
Our working capital at March 31, 2007 was $23.1 million compared to $17.1 million at the beginning of fiscal 2007. The ratio of current assets to current liabilities was 2.1 to 1.0 at March 31, 2007, compared to 1.8 to 1.0 at the beginning of fiscal 2007.
Working capital changes during fiscal 2007 resulted from an increase in cash of $2.0 million, a decrease in accounts receivable of $2.3 million, an increase in inventory of $2.5 million, an increase in deferred income tax assets of $4.8 million, a decrease in accounts payable of $2.7 million and a decrease in accrued interest of $0.4 million. In addition, the current portion of our total debt increased $3.8 million.
The most significant impact on the $2.0 million cash increase was the timing of shipments during the fourth quarter of fiscal 2007 whereby more shipments were made earlier in quarter than in the prior period. The decrease in accounts receivable reflects the collection of amounts due from customers based on the above mentioned shipping pattern, as well as the collections made on the high volume of shipments that occurred in the fourth quarter of fiscal 2006. The increase in inventory is due to parts being purchased in advance for shipments scheduled to be made in the first quarter of fiscal 2008, and a focus on having certain common sub-assemblies on hand that are included in the sales forecast. The increase in deferred tax assets reflects the reclassification from noncurrent to current resulting from expected utilization of NOLs during fiscal 2008. The decrease in accounts payable reflects the payments to vendors for the high volume of purchases made in late fiscal 2006 in order to meet shipping demands in March 2006 and the first quarter of fiscal 2007. The decrease in accrued interest resulted from the pay down of debt using the proceeds from the issuance of 2.5 million shares of common stock in the fourth quarter of fiscal 2006 and the lower weighted average interest rate resulting from the refinancing of the Former Senior Credit Facility on more favorable terms in the first quarter of fiscal 2007. The increase in the revolving credit facility and the current portion of long-term debt reflects the working capital demands of the Company and the classification of the monthly mandatory principal payments and prepayment provisions under the term portion of our Senior Credit Facility.
The number of days that sales were outstanding in accounts receivable decreased to 52.2 days at March 31, 2007, from 68.8 days at March 31, 2006. The decrease in days was attributable to the 11% higher shipments made in March of fiscal 2006 as compared to March of fiscal 2007. Inventory turnover decreased slightly to 1.99 turns from 2.02 turns at March 31, 2006. In anticipation of the continuation of the strong sales pattern in fiscal 2007, we are increasing inventory to meet the shipping schedule of the first quarter of fiscal 2008.
Capital Expenditures
Cash paid for additions to property, plant and equipment was $1.1 million for fiscal 2007 and fiscal 2006. The Company initiated the implementation of a new enterprise resource planning system late in fiscal 2004 and completed the project during the third quarter of fiscal 2006. The total cost of the new system was approximately $3.6 million and will be amortized primarily over a period of five years.
Senior Credit Facility
On May 1, 2006, we refinanced and paid in full the Former Senior Credit Facility with a new five year $50.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.6% at March 31, 2007. As a result of this refinancing, in the first quarter of fiscal 2007, we recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $5.1 million of current maturities due under term loans of the Senior Credit Facility as of March 31, 2007.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company, or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation, and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded

September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolving credit facility. It is expected that a mandatory prepayment for fiscal 2007 of approximately $2.0 million will be required under this provision in June 2007, and we expect to have sufficient cash or borrowing capacity under our revolving credit facility to make this payment. Achievement of the targeted adjusted EBITDA goal for fiscal 2008 of $15.9 million should result in a further pay down of debt of $7.0 million during fiscal 2008.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all our assets. At March 31, 2007, we were in compliance with the provisions of the Senior Credit Facility. At March 31, 2007, there was $3.3 million in outstanding borrowings and $6.7 million in availability, under the revolving portion of the Senior Credit Facility.
Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility, and another credit facility refinanced during fiscal 2005, amounted to $0.1 million, $0.6 million, and $0.8 million in 2007, 2006, and 2005, respectively.
We have long-term debt maturities of $3.1 million, $3.0 million, $3.0 million, and $23.6 million in fiscal 2009, 2010, 2011, and 2012. These maturities reflect the payment terms of the Senior Credit Facility.
Former Senior Credit Facility
At March 31, 2006, we had a senior credit facility consisting of a $10.0 million asset-based Revolving Credit Facility and two tranches of Term Loans totaling $41.6 million and had a blended interest rate of 16.0% (Former Senior Credit Facility). The terms of this facility required monthly principal payments of $0.3 million over the term of the loan with the balance due at the end of the term on May 31, 2008. On February 17, 2006, we completed a private placement of 2.5 million shares of our common stock which yielded net cash proceeds of $17.2 million which was used to pay down part of this facility. The Former Senior Credit Facility was secured by all of our assets. At March 31, 2006, we were in compliance with the provisions of this facility.
TAX BENEFITS FROM NET OPERATING LOSSES
At March 31, 2007, we have federal and state net operating loss carryforwards, or NOLs, of approximately $50.8 million and $89.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $3.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOL, as it is our belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.
If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state purposes.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual cash obligations for the next several fiscal years (in thousands):

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$37,807	$5,057	$6,114	$26,636	$—
Estimated interest payments on long-term debt (b)	10,503	3,006	5,153	2,344	—
Operating leases	298	103	130	65	—

Total	$48,608	$8,166	$11,397	$29,045	$—

(a)	Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility. See Note 7 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 8.6%, the Company’s blended interest rate at March 31, 2007.
INFLATION
While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot assure you that our business will not be affected by inflation or deflation in the future.
CONTINGENCIES
Environmental Matters – We evaluate the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that the Company might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor have we taken into consideration any future claims against insurance carriers that the Company might have in determining our environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
We continue to participate in environmental assessments and remediation work at 11 locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of fiscal 2007 and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.

We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.7 million without discounting for present value. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by us, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution, we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2007, the cleanup reserve was $2.1 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over 20 years, could extend for up to 30 years.
At March 31, 2007, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.2 million. The total environmental liability as disclosed in Schedule II is $5.4 million which includes a discount of $0.8 million at 4.9%.
In addition, we have been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that we are a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. We estimate that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings will not exceed $0.1 million without discounting for present value and have provided for these estimated costs in our accrual for environmental liabilities.
Litigation – We are also engaged in various other legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will have no material effect on our consolidated financial position, results of our operations, or cash flows in future periods.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for us on April 1, 2008. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on our financial position, results of operations, or cash flow.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Footnote 10 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of FASB Statement No. 157 on our financial condition, results of operations and cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1.N (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on both the statement of operations and statement of financial position. The SEC has stated that SAB 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. Our application of SAB No. 108 did not have any impact on our consolidated financial statements.
In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS Statement No. 109, Accounting for Income Taxes, which will become effective for us in the first quarter of fiscal 2008. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We have evaluated the effect that the adoption of FIN No. 48 will have on our financial condition, results of operations, and cash flows. Based on preliminary evaluations, we expect to record a cumulative effect adjustment to retained earnings as of April 1, 2007, in the range of $0 to $0.3 million.
In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing” (ARB No. 43), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FASB Statement No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, FASB Statement No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. FASB Statement No. 151 was effective for the Company’s fiscal year ending March 31, 2007. The adoption of this statement did not have a material effect on our financial position, results of operations, or cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility which became effective on May 1, 2006. At March 31, 2007, $41.0 million of the Senior Credit Facility was tied to LIBOR and as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.4 million based on the amount outstanding under the facility at March 31, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Breeze-Eastern Corporation
Union, New Jersey
We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related statements of consolidated operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 8 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FASB Statement”) No. 123R — Share Based Payment.
/s/  Deloitte & Touche LLP

Parsippany, New Jersey
June 14, 2007

Consolidated Balance Sheets
(In thousands, except share data)

	MARCH 31,
	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,127	$161
Accounts receivable (net of allowance for doubtful accounts of $72 and $25 in 2007 and 2006, respectively)	14,761	17,061
Inventories	20,517	18,035
Prepaid expenses and other current assets	369	686
Deferred income taxes	7,181	2,426

Total current assets	44,955	38,369

PROPERTY:
Land	534	534
Buildings	4,192	4,103
Machinery and equipment	4,555	4,154
Furniture, fixtures, and information systems	7,993	7,531

Total	17,274	16,322
Less accumulated depreciation and amortization	12,495	11,512

Property — net	4,779	4,810

OTHER ASSETS:
Deferred income taxes	20,808	28,015
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	5,527	6,349

Total other assets	30,737	38,766

TOTAL	$80,471	$81,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$3,289	$2,369
Current portion of long-term debt	5,057	2,193
Accounts payable — trade	4,989	7,641
Accrued compensation	3,486	3,448
Accrued income taxes	447	763
Accrued interest	295	711
Other current liabilities	4,252	4,144

Total current liabilities	21,815	21,269

LONG-TERM DEBT PAYABLE TO BANKS	32,750	39,415

OTHER LONG-TERM LIABILITIES	9,007	8,933

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,670,566 and 9,618,853 shares in 2007 and 2006, respectively	97	96
Additional paid-in capital	92,111	91,392
Accumulated deficit	(68,772)	(72,733)
Accumulated other comprehensive loss	(48)	—

	23,388	18,755
Less treasury stock, at cost - 395,135 and 390,135 shares in 2007 and 2006, respectively	(6,489)	(6,427)

Total stockholders’ equity	16,899	12,328

TOTAL	$80,471	$81,945

See notes to consolidated financial statements.

Statements of Consolidated Operations
(In thousands, except share data)

	Years ended March 31,
	2007	2006	2005

Net sales	$73,339	$64,418	$62,932
Cost of sales	40,853	36,457	36,177

Gross profit	32,486	27,961	26,755
General, administrative and selling expenses	19,890	15,789	17,320
Interest expense	4,231	9,320	10,469
Interest and other (income) expense — net	195	130	(174)
Settlement with U. S. Government	—	—	1,197
Loss on extinguishment of debt	1,331	396	2,185

Income (loss) before income taxes	6,839	2,326	(4,242)
Income tax provision (benefit)	2,878	1,034	(1,466)

Net income (loss)	$3,961	$1,292	$(2,776)

Earnings (loss) per share:
Basic:

Net income (loss) per share:	$0.43	$0.18	$(0.42)

Diluted:

Net income (loss) per share:	$0.42	$0.18	$(0.42)

Weighted-average basic shares outstanding	9,258,000	7,006,000	6,688,000
Weighted-average diluted shares outstanding	9,354,000	7,042,000	6,688,000
See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In thousands)

	Years ended March 31,
	2007	2006	2005

Cash flows from operating activities:
Net income (loss)	$3,961	$1,292	$(2,776)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of unamortized loan fees	944	396	1,438
Depreciation and amortization	1,223	1,561	1,496
Noncash interest expense	100	1,122	2,803
Stock based compensation	608	—	—
Provision for losses on accounts receivable	47	10	6
Deferred taxes—net	2,452	709	(781)
Changes in assets and liabilities :
Decrease (increase) in accounts receivable and other receivables	2,253	(6,335)	(1,627)
(Increase) decrease in inventories	(2,482)	(2,138)	4,552
Decrease (increase) in other assets	5	502	(701)
(Decrease) increase in accounts payable	(2,537)	4,111	(1,761)
Increase (decrease) in accrued compensation	38	1,178	(620)
(Decrease) increase in income taxes payable	(316)	111	(914)
Decrease in other liabilities	(322)	(1,231)	(195)

Net cash provided by operating activities	5,974	1,288	920

Cash flows from investing activities:
Capital expenditures	(1,191)	(1,313)	(2,217)
Proceeds from sale of real estate	—	—	1,331
Decrease in notes and other receivables	—	133	26
Decrease in restricted cash-net	499	8	52

Net cash used in investing activities	(692)	(1,172)	(808)

Cash flows from financing activities:
Payments on long-term debt	(43,867)	(20,122)	(59,641)
Proceeds from long-term debt and borrowings	40,000	—	61,500
Borrowings (repayments) of other debt	920	1,904	307
Payment of debt issue costs	(419)	—	(2,220)
Proceeds from private placement of common stock	—	18,725	—
Expenses related to the private placement of common stock	(73)	(1,540)	—
Exercise of stock options	123	39	21

Net cash used in financing activities	(3,316)	(994)	(33)

Increase (decrease) in cash	1,966	(878)	79
Cash at beginning of year	161	1,039	960

Cash at end of year	$2,127	$161	$1,039

Supplemental information:
Interest payments	$4,461	$8,560	$9,547
Income tax payments	$857	$213	$807
Increase in senior subordinated note and term loans for paid-in-kind interest expense	$—	$863	$2,616
Non-cash financing activity for stock option exercise	$62	$—	$—
Non-cash investing activity for additions to property plant and equipment	$6	$121	$359

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity (Deficit)
(In thousands, except share data)

							Accumulated
Years ended					Additional		Other	Total
March 31, 2007,	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Comprehensive
2006 and 2005	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Income (Loss)

BALANCE, MARCH 31, 2004	7,059,107	$71	(560,964)	$(9,240)	$76,631	$(71,249)	$—
Net loss	—	—	—	—	—	(2,776)		$(2,776)
Issuance of stock from warrant exercise	—	—	170,829	2,813	(2,813)	—	—	—
Issuance of stock under stock option plan	3,400	—	—	—	21	—	—	—
Issuance of stock under compensation and bonus plan	24,704	—	—	—	183	—	—	—

BALANCE, MARCH 31, 2005	7,087,211	71	(390,135)	(6,427)	74,022	(74,025)	—	(2,776)

Net income	—	—	—	—	—	1,292	—	$1,292
Private placement of common stock, net of expenses	2,500,000	25	—	—	17,160	—	—	—
Issuance of stock under stock option plan	6,400	—	—	—	39	—	—	—
Issuance of stock under compensation and bonus plan	25,242				171	—	—	—

BALANCE, MARCH 31, 2006	9,618,853	96	(390,135)	(6,427)	91,392	(72,733)	—	1,292

Net income	—	—	—	—	—	3,961	—	$3,961
Expenses from private placement of common stock	—	—	—	—	(73)	—	—	—
Issuance of stock under stock option plan	29,836	1	(5,000)	(62)	184	—	—	—
Issuance of stock under compensation and bonus plan	21,877	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	608	—	—	—
Initial adoption of SFAS No. 158—net of taxes	—	—	—	—	—	—	(48)	(48)

BALANCE, MARCH 31, 2007	9,670,566	$97	(395,135)	$(6,489)	$92,111	$(68,772)	$(48)	$3,913

Notes To Consolidated Financial Statements
1. SUMMARY OF ACCOUNTING PRINCIPLES
Business – The fiscal year for Breeze-Eastern Corporation (the ”Company”) ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
The Company, which has one manufacturing facility in the United States, develops, manufactures, sells, and services a complete line of sophisticated lifting and restraining products, principally performance critical helicopter rescue hoist and cargo hook systems, winches, and hoists for aircraft and weapons systems.
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to the Company at the time that these estimates, judgments, and assumptions are made. These estimates are based on historical experience and information that is available to management about current events and actions the Company may take in the future. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s financial statements will be affected.
Principles of Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation.
Revenue Recognition – Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer.
Cash and Cash Equivalents — Cash and cash equivalents include all cash balances and highly liquid short-term investments which mature within three months of purchase.
Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor, and manufacturing overhead costs.
Property And Related Depreciation – Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2007, 2006, and 2005 was $1.1 million, $0.8 million, and $0.5 million, respectively.
The Company has classified on the consolidated balance sheets a property currently under contract which it owns in Glen Head, New York as real estate held for sale. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. See note 12 for discussion of environmental matters related to this site.
Average useful lives for property, plant, and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Earnings Per Share (EPS) – The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method. The diluted loss per share is computed using the same weighted-average number of shares as the basic earnings per share computation.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2007	2006	2005
Basic earnings per common share:
Weighted-average common shares outstanding	9,258,000	7,006,000	6,688,000

Diluted earnings per common share:
Weighted-average common shares outstanding	9,258,000	7,006,000	6,688,000

Stock options	96,000	36,000	—

Denominator for diluted earnings per common share	9,354,000	7,042,000	6,688,000

During the years ended March 31, 2007, 2006, and 2005, options to purchase 43,875, 229,250, and 164,138 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.
Product Warranty Costs–Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the year ended March 31, 2006 and March 31, 2007, are summarized as follows (in thousands):

Balance at March 31, 2005	$191
Warranty costs incurred	(224)
Change in estimates to pre-existing warranties	(160)
Product warranty accrual	494

Balance at March 31, 2006	301
Warranty costs incurred	(383)
Product warranty accrual	557

Balance at March 31, 2007	$475

Research, Development, and Engineering Costs – Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $4.6 million, $2.4 million, and $2.5 million in 2007, 2006, and 2005, respectively. Included in these amounts were expenditures of $0.8 million, $1.1 million, and $1.9 million in 2007, 2006, and 2005, respectively, which represent costs related to research and development activities.
Shipping and Handling Costs - Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2007, 2006, and 2005, were $0.1 million, $0.1 million, and $0.2 million, respectively.
Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.
Financial Instruments – The Company does not hold or issue financial instruments for trading purposes.
Stock-Based Compensation – The Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Accounting for Stock-Based Compensation, on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement No. 123, “Accounting for Stock-based Compensation”. Net income for the period ended March 31, 2007 includes $0.3 million net of tax of stock-based compensation expense. Stock-based compensation expense was recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of FASB Statement 123R.
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
The following table includes as reported and proforma information required by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Proforma information is based on the fair value method under FASB Statement 123 (in thousands except per share data).

	2006	2005
Net income (loss) as reported	$1,292	$(2,776)

Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	85	131

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(218)	(280)

Proforma net income (loss)	$1,159	$(2,925)

Basic earnings (loss) per share:
Basic and diluted-as reported	$0.18	$(0.42)
Basic and diluted-proforma	$0.16	$(0.44)
Impairment of Goodwill and Other Long-Lived Assets – Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2007, the Company tested its goodwill for impairment and determined that it did not have an impairment.
New Accounting Standards – In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 (“SFAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company on April 1, 2008. The adoption of the provision of SFAS No. 159 is not expected to have a material effect on the

Company’s financial position, results of operations, or cash flow.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Footnote 10 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Form 10-K related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008.
In September 2006, the FASB issued SFAS Statement No. 157, Fair Value Measurements. FASB Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of FASB Statement No. 157 on our financial condition, results of operations and cash flows.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic 1.N (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify and evaluate the materiality of financial statement misstatements. This SAB establishes a “dual approach” methodology that requires quantification of financial statement misstatements based on the effects of the misstatements on both the statement of operations and statement of financial position. The SEC has stated that SAB 108 should be applied no later than the annual financial statements for the first fiscal year ending after November 15, 2006, with earlier application encouraged. SAB 108 permits a company to elect either retrospective or prospective application. Prospective application requires recording a cumulative effect adjustment in the period of adoption, as well as detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The application of SAB No. 108 did not have any impact on the Company’s consolidated financial statements.
In June 2006, FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB FASB Statement No. 109, “Accounting for Income Taxes”, which will become effective for us in the first quarter of fiscal 2008. This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company has evaluated the effect that the adoption of FIN No. 48 will have on its financial condition, results of operations and cash flows. Based on preliminary evaluations, the Company expects to record a cumulative effect adjustment to retained earnings as of April 1, 2007, in the range of $0 to $0.3 million.
In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs. This statement amends the guidance in Accounting Research Bulletin No. 43, Restatement and Revision of Accounting Research Bulletins, Chapter 4 “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). FASB Statement No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the definition of “so abnormal” in ARB No. 43. In addition, FASB Statement No. 151 requires that allocation of fixed overheads to the costs of conversion be based on the normal capacity of production facilities. FASB Statement No. 151 was effective for the Company’s fiscal year ending March 31, 2007. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.
2. INVENTORIES
Inventories at March 31 consisted of the following (in thousands):

	2007	2006
Work in process	$2,139	$3,847
Purchased and manufactured parts	18,378	14,188

Total	$20,517	$18,035

3. OTHER ASSETS
Other assets at March 31 consisted of the following (in thousands):

	2007	2006
Obligation due from divestiture	$3,936	$3,577
Other (a)	1,591	2,772

Total	$5,527	$6,349

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation. See Note 9.
4. OTHER CURRENT LIABILITIES
Other current liabilities at March 31 consisted of the following (in thousands):

	2007	2006
Accrued medical benefits cost	$822	$830
Settlement with U.S. Government	—	600
Environmental reserves	1,626	1,102
Other	1,804	1,612

Total	$4,252	$4,144

5. INCOME TAXES
The provision (benefit) for income taxes is summarized below (in thousands):

	2007	2006	2005
Current payable (receivable) :
Federal	$345	$38	$(804)
Foreign	—	120	—
State	81	166	119

	426	324	(685)

Deferred	(3,443)	(5,185)	(6,727)
Valuation allowance	5,895	5,895	5,946

	2,452	710	(781)

Total	$2,878	$1,034	$(1,466)

The consolidated effective tax rates for continuing operations differ from the federal statutory rates as follows (in thousands):

	2007	2006	2005
Statutory federal rate/(benefit)	35.0%	35.0%	(35.0%)
State income taxes after federal income tax	7.0	6.2	(126.8)
Foreign income taxes	—	5.2	—
Valuation allowance	—	(2.2)	127.1
Other	0.1	0.3	0.1

Consolidated effective tax rate	42.1%	44.5%	(34.6%)

The following is an analysis of accumulated deferred income taxes (in thousands):

	2007	2006
Assets:
Current:
Bad debts	$1,095	$1,073
Employee benefit accruals	351	455
Inventory	785	581
Net operating loss carryforward	4,427	—
Other	523	317

Total current	7,181	2,426

Noncurrent:
Employee benefit accruals	563	564
Environmental	1,267	1,259
Net operating loss carryforward	22,881	31,018
Other	1,153	990
Property	839	79
Valuation allowance	(5,895)	(5,895)

Total noncurrent	20,808	28,015

Total net assets	$27,989	$30,441

The Company has federal and state net operating loss carryforwards, or NOLs, of approximately $50.8 million and $89.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $3.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.
If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.

6. LONG-TERM DEBT PAYABLE TO BANKS
Long-term debt payable to banks, including current maturities consisted of the following (in thousands):

	2007	2006
Senior Credit Facility	$41,096	$43,977
Less current maturities	8,346	4,562

Total long-term debt	$32,750	$39,415

Senior Credit Facility – On May 1, 2006, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.6% at March 31, 2007 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $5.1 million of current maturities due under term loans of the Senior Credit Facility as of March 31, 2007.
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
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At March 31, 2007, the Company was in compliance with the provisions of the Senior Credit Facility. At March 31, 2007, there was $3.3 million in outstanding borrowings and $6.7 million in availability under the revolving portion of the Senior Credit Facility.
Former Senior Credit Facility - At March 31, 2006, the Company had a senior credit facility consisting of a $10.0 million asset-based Revolving Credit Facility and two tranches of Term Loans totaling $41.6 million and had a blended interest rate of 16.0% (Former Senior Credit Facility). The terms of this facility required monthly principal payments of $0.3 million over the term of the loan with the balance due at the end of the term on May 31, 2008. On February 17, 2006, the Company completed a private placement of 2.5 million shares of its common stock which yielded net cash proceeds of $17.2 million which was used to pay down part of this facility. The Former Senior Credit Facility was secured by all of the Company’s assets. At March 31, 2006, the Company was in compliance with the provisions of this facility. At March 31, 2006, there was $2.4 million of outstanding borrowings under the revolving portion of the Former Senior Credit Facility.
Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility, and another credit facility refinanced during fiscal 2005, amounted to $0.1 million, $0.6 million and $0.8 million in 2007, 2006 and 2005, respectively.
The Company has long-term debt maturities of $3.1 million, $3.0 million, $3.0 million and $23.6 million in fiscal 2009, 2010, 2011, and 2012. These maturities reflect the payment terms of the Senior Credit Facility.
7. OTHER LIABILITIES
Other liabilities at March 31 consisted of the following (in thousands):

	2007	2006
Environmental reserves	$3,761	$4,032
Obligation from divestiture	3,936	3,577

Other	1,310	1,324

Total	$9,007	$8,933

Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. See Note 9.
8. STOCK-BASED COMPENSATION
The Company adopted the provisions of Statement of Financial Accounting Standards (“FASB Statement”) No. 123R, Share-Based Payment on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement 123, Accounting for Stock-Based Compensation. Net income for the period ended March 31, 2007, includes $0.4 million, net of tax, of stock-based compensation expense. Stock-based compensation expense was recorded in general, administrative, and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of FASB Statement 123R.
The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the Amended and Restated 1998 Non-Employee Directors Stock Option Plan (the “1998 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), and the 2006 Long-Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. Under the terms of the 1999 Plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2009. Under the terms of the 1998 Plan, 250,000 of the Company’s common shares may be granted as stock options to non-employee directors of the Company through July 2008. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan; however, there remain outstanding unexercised options granted in fiscal year 2000 and in fiscal year 2002 under the 1992 Plan.
Under each of the 1992, 1998, 1999, 2004, and 2006 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Options granted prior to May 1999 to officers and employees, and all options granted to non-employee directors, expire if not exercised on or before five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, vesting of options may be accelerated.
The weighted-average Black-Scholes value per option granted in fiscal 2007 and fiscal 2006 was $6.83 and $4.12, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2007 and fiscal 2006. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history, and current stock price projections.

	2007	2006
Dividend yield	0.0%	0.0%

Volatility	51.0%	53.3%

Risk-free interest rate	5.1%	3.9%

Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2006	450,500	—	—	$9.36
Granted	73,500	—	—	$11.65
Exercised	(29,836)	$181	—	$6.19
Canceled or expired (a)	(129,168)	—	—	$12.66

Outstanding at March 31, 2007	364,996	$814	7	$8.91

Options exercisable at March 31, 2007	227,996	$607	5	$8.58
Unvested options expected to become exercisable after March 31, 2007	137,000	$207	9	$9.45
Shares available for future option grants at March 31, 2007 (b)	739,468

(a)	Included are 60,000 stock options granted to the former Chairman of the Board that expired by their terms in the first quarter of fiscal 2007. Also included are 65,000 stock options eligible for exercise that the former Chairman of the Board surrendered for cancellation in consideration for payment by the Company of the aggregate difference between the stock option exercise price and the price of the common stock at the transaction date.

(b)	May be decreased by restricted stock grants.
Cash received from stock option exercises during fiscal 2007 was approximately $0.1 million. There was no tax benefit generated to the Company from options granted prior to April 1, 2006, and exercised during fiscal 2007.
As noted above, stock options granted to non-employee directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. During fiscal 2007, compensation expense associated with stock options was $0.3 million before taxes of approximately $0.1 million, and was recorded in general, administrative, and selling expense. As of March 31, 2007, there was approximately $0.5 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.9 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted –
		Average Grant
	Number of	Date
	Shares	Fair Value

Nonvested at March 31, 2006	30,098	$7.11
Granted	21,877	$11.36
Vested	(27,670)	$7.12
Cancelled	—	—

Non-vested at March 31, 2007	24,305	$10.93

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of March 31, 2007, there was approximately $0.1 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.
9. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.7 million in 2007, 2006, and 2005.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). Since German law prohibits the transfer of unfunded pension obligations for retired and former employees who have vested, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan – see Notes 3and 7.
The following table sets forth the Pension Plan’s funded status and amounts recognized in the consolidated financial statements as of March 31 (in thousands):

	Postretirement Benefits		Pension Plan
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$799	$1,488	$3,577	$4,154
Service cost	—	—
Interest cost	41	74	137	129
Actuarial (gain)/loss	235	(654)	154	(119)
Foreign currency exchange rate changes	—	—	373	(282)
Benefits paid	(105)	(109)	(305)	(305)

Benefit obligation at end of year	$970	$799	$3,936	$3,577
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	105	109	—	—
Benefits paid	(105)	(109)	—	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(970)	$(799)	$(3,936)	$(3,577)

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	Postretirement Benefits		Pension Plan
	2007	2006	2007	2006
Noncurrent liabilities	$970	$992	$3,936	$3,577

	$970	$992	$3,936	$3,577
Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	Postretirement Benefits		Pension Plan
	2007	2006	2007	2006
Net loss	$83	$—	$—	$—
The accumulated benefit obligation for the postretirement plan was $0.9 million and $0.8 million at March 31, 2007 and 2006, respectively.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans, with the offsetting adjustment recorded to Accumulated Other Comprehensive Income, net of tax. The financial statements and accompanying disclosures reflect the initial recognition of the funded status as of March 31, 2007, and include additional disclosures required by the statement. The following table is a summary of the effects of the transition to FAS 158 (in thousands):

			Balances After
	Balances Before		Adoption of
	Adoption of FASB		FASB
Statement of Financial Position Caption	Statement 158	Adjustments	Statement 158
Deferred income taxes –long term	$25,200	$35	$25,235
Post-Retirement and Pension Plan Obligations (a)	$4,823	$83	$4,906
Accumulated Other Comprehensive Loss	$—	$48	$48

(a)	Included in Other liabilities on the Consolidated Balance Sheet.

The following table provides the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits		Pension Plan
Net Periodic Benefit Cost	2007	2006	2007	2006
Interest cost	$41	$74	$137	$129
Amortization of net (gain) loss	(41)	53	—	—

Net periodic benefit cost	$0	$127	$137	$129
The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million, $0, and $0 respectively.

	Postretirement Benefits		Pension Plan
	2007	2006	2007	2006
Increase in minimum liability included in other comprehensive income	$83	$—	$—	$—
Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2007	2006	2007	2006
Discount rate	5.79%	5.54%	4.60%	3.75%
Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2007	2006
Health care cost trend rate assumed for next year	11%	12%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2013	2012
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$43	$39
Effect on postretirement benefit obligation	$1,024	$922
The Company expects to contribute $0.1 million to its postretirement benefit plan in fiscal 2008.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Postretirement	Pension
	Benefits	Plan
2008	$129	$324
2009	127	317
2010	125	315
2011	109	307
2012	96	300
Years 2013-2017	373	1,380
10. FINANCIAL INSTRUMENTS
Cash and Cash Equivalents, Accounts Receivable, Current Debt, Accounts Payable, and Other Liabilities – The carrying amounts of these items approximate their fair value because of their short term nature.
Concentration of Credit Risk – The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2007, the Company had no other significant concentrations of risk.
11. COMMITMENTS
The Company and its subsidiaries have minimum rental commitments under noncancelable operating leases, primarily leased equipment, as follows (in thousands):

2008	$103

2009	65

2010	65

2011	48

Thereafter	17

Total	$298

Rent expense under operating leases for the years ended March 31, 2007, 2006, and 2005, was $0.3 million, $0.3 million, and $0.2 million, respectively.
12. CONTINGENCIES
Environmental Matters – The Company evaluates the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. The Company does not include any unasserted claims that it might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that it might have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of fiscal 2007 and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $0.8 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.7 million without discounting for present value. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (PaDEP) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution, the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2007, the cleanup reserve was $2.1 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.7 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
At March 31, 2007, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.2 million. The total environmental liability as disclosed in Schedule II is $5.4 million which includes a discount of $0.8 million at 4.9%.
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
Asset Sale – The Company sold the assets of its Breeze Industrial Products division (the “Division”) in July 2001 to Breeze Industrial Products Corporation (“BIP”). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania, to the Indiana County (PA) Development Corporation (ICDC) for $2.0 million. ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contained an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). Under the sale documents, in the event that BIP did not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, given no later than August 9, 2006, could require the Company to repurchase the property for $1.0 million, of which $0.5 million had been contractually required to be placed in escrow with banks located in Indiana County, Pennsylvania. No such notice was received from ICDC by August 9, 2006, and pursuant to the escrow agreement, the $0.5 million was returned to the Company in the third quarter of fiscal 2007, together with the interest accrued thereon.
Litigation – The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s consolidated financial position or the results of operations or cash flows in future periods.
13. SEGMENT AND GEOGRAPHIC INFORMATION
The Company has three operating segments which it aggregates into one reportable segment; sophisticated lifting equipment for specialty aerospace and defense applications. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.
Revenues from the three operating segments for the year ended March 31 are summarized as follows (in thousands):

	2007	2006	2005
Hoist and Winch	$51,567	$47,314	$42,915
Cargo Hooks	15,681	11,037	11,995
Weapons Handling	4,258	4,265	6,452
Other Sales	1,833	1,802	1,570

Total	$73,339	$64,418	$62,932

Net sales greater than 10% of total revenues derived from one customer are summarized as follows (in thousands):

	2007	2006	2005
United States Government	$24,415	$18,625	$28,938
Finmeccanica SpA	$15,746	$10,902	$10,348
Net sales below show the geographic location of customers (in thousands):

Location	2007	2006	2005
United States	$41,633	$33,553	$39,831
England	7,677	5,027	3,000
Italy	9,417	9,919	8,495
Other European Countries	5,284	4,518	2,666
Pacific and Far East	4,346	5,567	4,524
Other non-United States	4,982	5,834	4,416

Total	$73,339	$64,418	$62,932

14. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share data)

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter	Total
2007
Net sales	$16,242		$17,682	$18,894	$20,521	$73,339
Gross profit	7,425		7,174	8,815	9,072	32,486
Net income	18	(a)	923	1,622	1,398	3,961

Basic earnings per share:	$0.00		$0.10	$0.17	$0.15	$0.43

Diluted earnings per share:	$0.00		$0.10	$0.17	$0.15	$0.42

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Total
2006
Net sales	$12,982	$12,997	$16,315	$22,124		$64,418
Gross profit	5,637	5,446	6,753	10,125		27,961
Net income (loss)	201	(102)	387	806	(b)	1,292

Basic earnings (loss) per share:	$0.03	$(0.02)	$0.06	$0.10		$0.18

Diluted earnings (loss) per share:	$0.03	$(0.02)	$0.06	$0.10		$0.18

(a)	Includes a pretax charge of $1.3 million for a loss on extinguishment of debt.

(b)	Includes a pretax charge of $0.4 million for a loss on extinguishment of debt.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of March 31, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control Over Financial Reporting
The management of Breeze-Eastern Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive and financial officers and effected by the Board of Directors, management, and other personnel to provide reasonable assurance to the Company’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements.
The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the company’s transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorization of management and the Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material adverse effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007. In making this assessment, the Company’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Management beleives that, as of March 31, 2007, the Company’s internal control over financial reporting is effective based on the established criteria.
ITEM 9B. OTHER INFORMATION
      None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is contained in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is contained in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity Compensation Plans Approved by Security Holders	364,996	$8.91	739,468
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	364,996	$8.91	739,468

(1)	Each of the Company’s compensation plans has been previously approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required by this item is contained in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements, Schedules, and Exhibits:
       1. Financial Statements:
        Consolidated Balance Sheets at March 31, 2007 and 2006
        Statements of Consolidated Operations for the years ended March 31, 2007, 2006, and 2005
        Statements of Consolidated Cash Flows for the years ended March 31, 2007, 2006, and 2005
        Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2007, 2006, and 2005
        Notes to Consolidated Financial Statements
        Report of Independent Registered Public Accounting Firm
       2. Financial Statement Schedules
         Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2007, 2006, and 2005
        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
       3. Exhibits:
         The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2007, 2006 AND 2005

	Balance	Charged	Charged		Balance
	at	to	to		at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)
2007
Allowances for doubtful accounts and sales returns	$25	$47	$—	$—	$72
Inventory reserves	$1,472	$249	$—	$—	$1721
Environmental reserves	$5,134	$431	$317	$495	$5,387
Allowance for tax loss valuation	$5,895	$—	$—	$—	$5,895
2006
Allowances for doubtful accounts and sales returns	$16	$17	$—	$8	$25
Inventory reserves	$1,387	$85	$—	$—	$1,472
Environmental reserves	$5,775	$297	$—	$938	$5,134
Allowance for tax loss valuation	$5,946	$—	$—	$51	$5,895
2005
Allowances for doubtful accounts and sales returns	$10	$16	$—	$10	$16
Inventory reserves	$1,577	$—	$—	$190	$1,387
Environmental reserves	$5,632	$370	$—	$227	$5,775
Allowance for tax loss valuation	$—	$5,946	$—	$—	$5,946

3. Exhibits :

3.1	Certificate of Incorporation of the Company, as amended. (1) (13)

3.2	Bylaws of the Company Amended and Restated as of February 28, 2006. (11)

10.1	Amended and Restated 1992 Long Term Incentive Plan of the Company. (2)

10.2	Form of Incentive Stock Option Agreement. (2)

10.3	Form of Director Stock Option Agreement. (3)

10.4	Consulting Agreement with John Dalton. (4)

10.5	1998 Non-Employee Directors’ Stock Option Plan of the Company. (4)

10.6	Form of Stock Option Agreement used under the Company’s 1998 Non-Employee Directors’ Stock Option Plan. (4)

10.7	1999 Long Term Incentive Plan of the Company. (4)

10.8	Form of Stock Option Agreement used under the Company’s 1999 Long Term Incentive Plan. (5)

10.9	Form of Restricted Stock Award Agreement used under the Company’s 1999 Long Term Incentive Plan. (5)

10.10	Employment Agreement dated as of January 19, 2006, by and between Joseph F. Spanier and the Company. (11)

10.11	Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company. (6)

10.12	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company. (11)

10.13	Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company. (6)

10.14	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company. (11)

10.15	2004 Long Term Incentive Plan of the Company. (7)

10.16	Form of Stock Option Agreement used under the Company’s 2004 Long Term Incentive Plan. (11)

10.17	Form of Restricted Stock Award Agreement used under the Company’s 2004 Long Term Incentive Plan. (11)

10.18	Credit Agreement dated November 10, 2004, by and among the Company and Wells Fargo Foothill, Inc. and Ableco Finance LLC (the Former Credit Agreement). (8)

10.19	Schedule 1.1 to the Former Credit Agreement dated as of November 10, 2004. (8)

10.20	Schedule 3.1 to the Former Credit Agreement dated as of November 10, 2004. (8)

10.21	Schedule 5.2 to the Former Credit Agreement dated as of November 10, 2004. (8)

10.22	Schedule 5.3 to the Former Credit Agreement dated as of November 10, 2004. (8)

10.23	Stock Purchase Agreement by and among the Company and Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 15, 2006, including Exhibit 4 thereto. (9)

10.24	Stock Purchase Agreement by and among the Company and Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I and Wynnefield Small Cap Value Offshore Fund, Ltd. dated as of February 15, 2006. (9)

10.25	Stock Purchase Agreement by and between the Company and Terrier Partners LP dated as of February 15, 2006. (9)

10.26	Registration Rights Agreement by and among the Company and the parties named therein dated as of February 17, 2006. (9)

10.27	Amended and Restated Confidentiality Agreement by and among the Company, Tinicum, Inc., Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 17, 2006. (11)

10.28	Amended and Restated Credit Agreement (the “Credit Agreement”) by and among TransTechnology Corporation, as Borrower, the Lenders that are Signatories thereto, as the Lenders, Wells Fargo Foothill, Inc., as Co-Lead Arranger and Administrative Agent and AC Finance LLC, as Co-Lead Arranger, dated as of May 1, 2006. (10)

10.29	Schedule 1.1 to the Credit Agreement dated as of May 1, 2006. (10)

10.30	Schedule 3.1 to the Credit Agreement dated as of May 1, 2006. (10)

10.31	Schedule 5.2 to the Credit Agreement dated as of May 1, 2006. (10)

10.32	Schedule 5.3 to the Credit Agreement dated as of May 1, 2006. (10)

10.33	2006 Long Term Incentive Plan of the Company. (12)

10.34	Form of Stock Option Agreement used under the Company’s 2006 Long Term Incentive Plan.

10.35	Form of Restricted Stock Award Agreement used under the Company’s 2006 Long Term Incentive Plan.

10.36	Amendment Agreement dated as of April 25, 2007, by and among the Company, Tinicum Capital Partners, II, L.P., Tinicum Capital Partners Parallel Fund II, L.P., and Tinicum, Inc. (14)

21.1	List of Subsidiaries of the Company. (11)

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

1.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2005.

2.	Incorporated by reference from the Company’s Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

3.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

5.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

6.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2004.

7.	Incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004.

8.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 15, 2004.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2006.

10.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 3, 2006.

11.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2006

12.	Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders dated June 16, 2006.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2006.

14.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 30, 2007

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION

By:	/s/ John H. Dalton

John H. Dalton
Chairman of the Board of Directors

/s/ Robert L.G. White Robert L.G. White President and Chief Executive Officer
Date: June 14, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John H. Dalton	Chairman of the Board of Directors	June 14, 2007

John H. Dalton

/s/ Joseph F. Spanier	Executive Vice President, Chief Financial	June 14, 2007
Officer and Treasurer (Principal
Joseph F. Spanier	Financial and Accounting Officer)

/s/ Robert L.G. White	President and Chief Executive Officer	June 14, 2007
(Principal Executive Officer)
Robert L.G. White	Director

/s/ Joseph S. Bracewell	Director	June 14, 2007

Joseph S. Bracewell

/s/ Thomas V. Chema	Director	June 14, 2007

Thomas V. Chema

/s/ Jan Naylor Cope	Director	June 14, 2007

Jan Naylor Cope

/s/ Gail F. Lieberman	Director	June 14, 2007

Gail F. Lieberman

/s/ William J. Recker	Director	June 14, 2007

William J. Recker

/s/ Wiliam M. Shockley	Director	June 14, 2007

Wiliam M. Shockley