Form 10-K/A
period 2007-03-31
BREEZE-EASTERN CORP
filed 2007-07-30
CIK 99359

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

DOCUMENTS INCORPORATED BY REFERENCE
None
EXPLANATORY NOTE
The Registrant’s Form 10-K was filed on June 14, 2007 for the year ended March 31, 2007. This Amendment No.1 corrects or adds the following information: the information called for by the items in Part III of Form 10-K (Items 10, 11, 12, 13 and 14), which information would otherwise have been incorporated by reference from the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
Except as described above, no other changes have been made to the Form 10-K and this amendment does not amend, update or change any other information contained in the Form 10-K. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on June 14, 2007. Accordingly, this amendment should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.
PART I
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:
Certain of the statements contained in the body of this 10-K/A-1 “Report” are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to acCompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information Regarding Directors
The Board of Directors of the Company is elected annually. The Certificate of Incorporation, as amended, and the Amended and Restated Bylaws of the Company provide that the number of directors of the Company shall be not less than five, nor more than fifteen, with the exact number to be as fixed in the Bylaws. The exact number of directors is currently fixed at eight.
No arrangement or understanding exists between any nominee and any other person or persons pursuant to which any nominee was or is to be selected as a director or nominee. None of the nominees has any family relationship among themselves or with any executive officer of the Company.
Set out below is information about each director. The information was obtained from the Company’s records or from information furnished directly by the individual.

			Director
Name	Position with the Company	Age	Since

Joseph S. Bracewell	Director	60	2006
Thomas V. Chema	Director	60	1992
Jan Cope	Director	51	2001
John H. Dalton	Chairman of the Board	65	1999
Gail F. Lieberman	Director	63	2005
William J. Recker	Director	64	1997
William M. Shockley	Director	45	2006
Robert L.G. White	Director, President and Chief Executive Officer	65	2003
Mr. Bracewell has been a partner in the law firm of McKee Nelson, LLP, with offices in Washington, DC and New York, NY since 2002. From 1982 to 2001 he was associated with Century Bancshares, Inc. where he served as Chairman, President and Chief Executive Officer. He serves as Chairman of the Board of Directors of WashingtonFirst Bank.
Mr. Chema is President of Hiram College, a liberal arts college in Portage County, Ohio, which was founded in 1850. Mr. Chema is President of Gateway Consultants, Inc., a firm he founded in 1995 to provide consulting services relative to the financing and development of public assembly facilities such as ballparks, stadiums, arenas and public venues.
Ms. Cope has been the President and founder of the J. Naylor Cope Company, a nationally recognized executive search firm, since 1994. Prior to founding the J. Naylor Cope Company, Ms. Naylor Cope served as Deputy Director of Presidential Personnel in the White House under President George H.W. Bush. She serves on the Board of Directors of WashingtonFirst Bank.
Mr. Dalton has been Chairman of the Board of Directors of the Company since 2006. He has been the President of the Housing Policy Council of The Financial Services Roundtable since January 2005. He was appointed Secretary of the Navy by President Clinton in 1993 and served in that capacity until 1998. He served as President of IPG Photonics Corporation from September 2000 to December 2004. He serves on the Board of Directors of Fresh Del Monte Produce Inc., eSpeed, Inc., WashingtonFirst Bank, Nationwide Financial Services and IPG Photonics Corporation.
Ms. Lieberman is the Managing Partner of Rudder Capital LLC, a mergers and acquisitions advisory and consulting firm serving middle market companies in the services sector. She oversees buy-side, sell-side, consulting and recruiting assignments for business information and services, financial, media and consumer companies. From 1996 to 1999, Ms. Lieberman served as Chief Financial Officer of the Financial and Professional Publishing Group, a division of The Thomson Corporation, a public information services Company. From 1994 to 1996, she was Vice President, Managing Director and Chief Financial Officer of Moody Investor’s Services, Inc. Ms. Lieberman is a Director of I-trax, Inc.
Mr. Recker is Managing Director of IronBridge Partners LLC. He was Chairman of the Board of Gretag Imaging Holding AG from 1998 to 2000 and was President and CEO of Gretag Imaging Group, Inc., a publicly traded Swiss Company serving the photofinishing and imaging industry, from 1990 to 1998. He also served on the Board of Amazys Holding AG, a Swiss public Company producing products for color control and confirmation in the graphic arts, textile and coatings industry. Mr. Recker currently serves on various boards of small, private high technology start-ups.
Mr. Shockley is a member of the general partner of Tinicum Capital Partners II, L.P. since 2004. From May 2005 through June 2006 he was the President, Chief Executive Officer of Penn Engineering & Manufacturing Corporation, a leading manufacturer of specialty fasteners and a portfolio Company of Tinicum Capital Partners.

Mr. Shockley was Chief Financial Officer of SPS Technologies, Inc., a leading manufacturer of specialty fasteners, materials and components for the aerospace, industrial and automotive markets, from 1995 to 2003.1
Mr. White has been the Company’s President and Chief Executive Officer since February 2003. He was President of the Company’s Aerospace Group from 1998 to 2003 and has been President of the Company’s Breeze-Eastern division since 1994.
Information Regarding Executive Officers
Set out in the table below are the names, ages and positions held of all persons who were executive officers of the Company as of March 31, 2007.

			Executive
			Officer
Name	Position with the Company	Age	Since
Robert L. G. White	President and Chief Executive Officer	65	1998
Joseph F. Spanier	Executive Vice President, Chief Financial Officer and Treasurer	61	1996
Gerald C. Harvey	Executive Vice President, General Counsel and Secretary	57	1996
Executive officers of the Company are elected by and serve at the discretion of the Board. No arrangement exists between any executive officer and any other person or persons pursuant to which any executive officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Company. Set out below is a brief description of the business experience for the previous five years of those executive officers who are not also directors. For information concerning the business experience of Mr. White, see “Information Regarding Directors,” above.
Mr. Spanier has been Chief Financial Officer and Treasurer of the Company since January 1997. Mr. Spanier was appointed an Executive Vice President of the Company in October 2006, and had been a Vice President of the Company since 1996.
Mr. Harvey has been General Counsel and Secretary of the Company since February 1996. Mr. Harvey was appointed an Executive Vice President of the Company in October 2006, and had been a Vice President of the Company since 1996.
Governance & Nominating Committee
The Governance & Nominating Committee of the Board, comprised entirely of directors who meet applicable independence requirements, is responsible for overseeing the process of nominating individuals to stand for election as directors. A copy of the Governance & Nominating Committee’s current charter (the “Governance Charter”) is available on the Company’s website (www.breeze-eastern.com) under the heading “Corporate Governance,” which can be accessed by clicking on “Investor Relations” on the home page of the site. The Governance & Nominating Committee is comprised entirely of independent Board members: Mr. Shockley, who serves as its Chair, Ms. Cope and Mr. Bracewell.
The Company’s process of director nominations takes into consideration individuals recommended by members of the Board as well as from other sources. The Governance & Nominating Committee Charter provides that the committee may retain a professional search firm for such purpose if it is deemed necessary, and further provides that the committee shall select such firm in its sole discretion. The Company has no specific process for reviewing candidates recommended by security holders, although, in accordance with the Company’s Bylaws, security holders are permitted to nominate candidates for director in person at each annual meeting of stockholders.

[1]	Mr. Shockley was elected as a director by the Board in February 2006, was nominated for election to the Board by stockholders at the 2006 Annual Meeting and has been nominated for reelection to the Board at the 2007 Annual Meeting, pursuant to the provisions of a Stock Purchase Agreement (the “Tinicum Agreement”) dated February 17, 2006, by and among the Company, Tinicum Capital Partners II, L.P and Tinicum Capital Partners II Parallel Fund, L.P. (together, “Tinicum”), pursuant to which Tinicum purchased 1,666,667 unregistered shares of Common Stock (the “Tinicum Shares”) in a private placement. The Tinicum Agreement provides that Tinicum shall have the right to nominate one director to the Board so long as it continues to hold 50% of the Tinicum Shares.

The Company intends to use the final rules on the subject of security holder director nominations expected to be promulgated by the Securities and Exchange Commission (the “SEC”) as the core of its policies regarding these matters.
The Governance & Nominating Committee’s process for identifying and evaluating director candidates is as follows: The committee may retain a professional search firm to assist the committee in managing the overall process, including the identification of director candidates who meet certain criteria set from time to time by the committee. All potential candidates, from whatever source identified, are reviewed by the Governance & Nominating Committee, and by the search firm, if one has been engaged. In the course of this review, some candidates are eliminated from further consideration because of conflicts of interest, unavailability to attend Board or committee meetings or other relevant reasons. The Governance & Nominating Committee then decides which of the remaining candidates most closely match the established criteria and are therefore deserving of further consideration. The Governance & Nominating Committee then discusses these candidates, decides which of them, if any, should be pursued, gathers additional information if desired, conducts interviews and decides whether to recommend one or more candidates to the Board for nomination. The Board discusses the Governance & Nominating Committee’s recommended candidates, decides if any additional interviews or further background information is desirable and, if not, decides whether to nominate one or more candidates. Those nominees are named in the proxy statement for election by the stockholders at the Annual Meeting (or, if between Annual Meetings, the nominees may be elected by the Board itself).
In order to be recommended by the Governance & Nominating Committee, a candidate must meet the following minimum qualifications: independence (for this purpose, the Governance & Nominating Committee is guided by the requirements of the American Stock Exchange (“AMEX”)), personal ability, integrity, intelligence, relevant business background, expertise in areas of importance to the Company’s objectives, and a sensitivity to the Company’s corporate responsibilities.
As discussed above, the Governance & Nominating Committee currently has no specific policy regarding recommendations for nominees to the Board from security holders. The Company intends to structure its security holder recommendation policy once an SEC regulation on this matter is adopted in final form.
A stockholder group comprised of certain persons and entities filed on April 2, 2007, a joint Schedule 13D with the SEC disclosing their agreement to nominate and vote for the election of four persons to the Board of the Company at the 2007 Annual Meeting. On April 18, 2007, the stockholder group simultaneously delivered a letter of that date to the Company and filed a preliminary proxy statement with the SEC, naming and providing background information with respect to its four nominees to the Company’s Board. As of June 30, 2007, the stockholder group held beneficial ownership of an aggregate of 3,206,007 shares, or 34.44%, of the outstanding Common Stock, and was comprised of the following persons and entities: Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Stockholder Capital, Inc., Channel Partnership II, L.P., Nelson Obus, Joshua H. Landes, Goldsmith & Harris Incorporated, Goldsmith & Harris Asset Management, LLC, Goldsmith & Harris Capital Appreciation, Philip W. Goldsmith, Jay R. Harris and Armand B. Erpf (collectively, the “Stockholder Group”).
Due to the number of nominees and the filing of preliminary proxy solicitation materials by the Stockholder Group, the nominations made in the April 18 letter were not handled by the Governance & Nominating Committee; however, the entire matter was referred to the Board for consideration. As of July 27, 2007, negotiations between the Stockholder Group and the Company were in process with respect to a possible settlement arrangement. That arrangement might provide for the inclusion of some or all of the Stockholder Group nominees as the Company’s nominees in the Company’s proxy statement. There can be no assurance, however, that a settlement arrangement will be reached and, if reached, what the specific terms thereof will be.
Audit Committee
As set forth in the Audit Committee Charter, a copy of which is available on the Company’s website (www.breeze-eastern.com) under the heading “Corporate Governance” which can be accessed by clicking on “Investor Relations” on the home page of the site, the Audit Committee reviews with the Company’s independent auditing firm the results of the firm’s annual examination, advises the full Board regarding its findings and provides assistance to the full Board in matters involving financial statements and financial controls.

The Audit Committee reviews and reassesses the adequacy of the Audit Committee Charter on an annual basis. The Audit Committee is comprised entirely of independent Board members, namely Ms. Lieberman and Messrs. Chema and Bracewell. Ms. Lieberman, who serves as the Committee’s Chair, has been determined by the Board to possess the qualifications of a “financial expert”, in accordance with the rules of the SEC.
The Audit Committee has reviewed and discussed with the Company’s management and the Company’s independent auditors, Deloitte & Touche LLP, the audited financial statements of the Company contained in the Company’s Annual Report for the year ended March 31, 2007. The Audit Committee has also discussed with Deloitte & Touche LLP the matters required to be discussed pursuant to SAS 61 (Codification of Statements on Auditing Standards, Communication with Audit Committees).
The Audit Committee has received and reviewed the written disclosures and the letter from the Company’s independent auditors required by Independence Standards Board Standard No. 1 (titled, “Independence Discussions with Audit Committees”), has discussed with the Company’s independent auditors such independent auditors’ independence, and has considered the compatibility of non-audit services with the auditors’ independence.
Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Company’s Annual Report for the fiscal year ended March 31, 2007, as filed with the SEC.
Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and certain of its officers, and persons who own more than 10 percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely on its review of the copies of such forms received by it, the Company believes that from April 1, 2006 to March 31, 2007, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis.
Code of Ethics
The Board has approved a Code of Business Conduct for the Company. The Company has provided training for all employees on the Code of Business Conduct and requires that all directors, officers and employees abide by the Code of Business Conduct, which is available under the heading “Corporate Governance” on the Company’s website at www.breeze-eastern.com . The “Corporate Governance” tab can be accessed by clicking on “Investor Relations” on the home page of the site.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
Incentive & Compensation Committee
As set forth in the Incentive & Compensation Committee Charter, a copy of which is available on the Company’s website (www.breeze-eastern.com) under the heading “Corporate Governance”, which can be accessed by clicking on “Investor Relations” on the home page of the site, the Incentive & Compensation Committee reviews management’s proposals and makes recommendations to the full Board for compensation and incentive plans for key employees and officers of the Company. The Committee also oversees the Company’s long term incentive plans and annual incentive compensation plan and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. All long term incentive plans were approved by the stockholders and the annual incentive compensation plan for fiscal 2007 was approved by the Board of Directors.

The Committee’s philosophy regarding executive compensation is that a compensation program should (i) support the achievement of desired Company performance; (ii) provide compensation that will attract and retain qualified executives and reward performance; (iii) align the executive officers’ interests with stockholders’ interests as well as the overall success of the Company by placing a portion of pay at risk; and (iv) encourage management’s stake in the long-term performance and success of the Company. The Incentive & Compensation Committee of the Board (the “Committee”) is composed entirely of independent outside directors. The entire Board reviews all decisions of the Committee relating to compensation of the Company’s executive officers, except for decisions relating to stock based awards, which under the 1999 Long Term Incentive Plan, the 2004 Long Term Incentive Plan, and the 2006 Long Term Incentive Plan may be made by the Committee.
The methodology for setting base salary of the executive officers consists of (i) determining marketplace compensation by comparing the Company to groups of other corporations with similar characteristics and (ii) evaluating each executive’s performance as well as the performance of the Company as a whole. Each year the performance of executive officers is evaluated by the Chief Executive Officer and in turn the Chief Executive Officer is evaluated by outside members of the Board. The evaluation is based upon individualized performance objectives designated at the beginning of the fiscal year and at the time of the last performance evaluation.
The methodology for determining bonuses for Fiscal Year 2007 has been set out in an incentive compensation plan (“Incentive Compensation Plan”) reviewed and approved by the Board of Directors and which is consistent with the Committee’s philosophy regarding executive compensation. The compensation reflected in this Proxy Statement includes the results of the Incentive Compensation Plan described here.
The Incentive Compensation Plan has an annual bonus feature which is an important tool in providing incentive both for short-term and long-term performance. Cash and restricted stock awards are paid upon achieving or exceeding target levels of quantitative performance measures. Such performance measures are tied directly to the Company’s annual business plan. Executive officers earn no bonus unless 80% of the business plan’s profit goals are met. Further, a portion of an individual’s bonus, up to 10% of their annual compensation, is dependent upon satisfying individual performance objectives established at the beginning of the fiscal year. The Incentive Compensation Plan measures performance factors against targets for income before taxes, profit growth, productivity growth, return on investment, cash flow, meeting budgets and achievement of the aforementioned individual performance objectives.
In addition to the restricted stock awards described above, executive officers and the management level direct reports of the President and Chief Executive Officer, the Chief Financial Officer and the General Counsel are eligible to receive stock options. Stock options are based upon marketplace compensation studies and are awarded individually each year at an exercise price equal to the Common Stock’s fair market value determinable on the date of grant. Stock options vest over a three-year period and cannot be repriced.
Compensation Objectives
Performance. The key elements of compensation for the three executives who are identified in the Summary Compensation Table below (who are referred to as the “named executives”) include:
• a discretionary cash bonus that is based on an assessment of his performance against pre-determined quantitative and qualitative measures within the context of the Company’s overall performance; and
• equity incentive compensation in the form of stock options, and restricted stock awards, that are subject to vesting schedules that require continued service with the Company.
Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness.
Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value. The key element of compensation that aligns the interests of the named executives with shareowners is equity incentive compensation, which links a portion of compensation to shareowner value because the total value of those awards corresponds to stock price appreciation.

Implementing Our Objectives
Determining Compensation. We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance shareowner value. Specific factors affecting compensation decisions for the named executives include:
• key financial measurements such as revenue, operating profit, earnings per share, and operating margins;
• promoting commercial excellence by being a leading market player and attracting and retaining customers;
• achieving specific operational goals for the Company;
• achieving excellence in their organizational structure and among their employees; and
• supporting Company values by promoting a culture of unyielding integrity through compliance with law and our ethics policies, as well as a commitment to community leadership.
We generally do not adhere to rigid formulas or necessarily react to short-term changes in business performance in determining the amount and mix of compensation elements. We do not attempt to maintain a certain target percentile within a peer group or otherwise rely on those data to determine executive compensation. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust for the evolving business environment.
We strive to achieve an appropriate mix between equity incentive awards and cash payments in order to meet our objectives. Any apportionment goal is not applied rigidly and does not control our compensation decisions; we use it as another tool to assess an executive’s total pay opportunities and whether we have provided the appropriate incentives to accomplish our compensation objectives. Our mix of compensation elements is designed to reward recent results and motivate long-term performance through a combination of cash and equity incentive awards.
Executive Severance Agreements. The Board authorized the Company to enter into severance agreements, effective February 10, 2004, with each of Messrs. Harvey and White (the “Severance Agreements”), which provide for payments only in the event of termination of employment within 24 months after a change in control of the Company during the term of the Severance Agreements where such termination is not voluntary or is other than for cause, or the executive resigns for good reason which includes reduction in compensation, benefits or responsibilities, relocation by more than 50 miles of the executive’s primary worksite, adverse alteration of the executive’s office space and administrative support, or failure by the Company to obtain an agreement from any successor or assignee corporation to assume and perform the Severance Agreements. Benefits under the Severance Agreements are equal to 200% of the executive’s annual salary, the executive’s average bonuses during the two years preceding the change of control, earned but unused vacation and sick time, the fair market value of accrued but unvested restricted stock and stock options outstanding, and all accrued but unpaid salary. The benefits due under the Severance Agreements are in addition to all amounts payable to each of the executives pursuant to the Company’s other agreements and benefit plans then in effect, except that any amount paid to any of the executives pursuant to the Corporate Severance Pay Plan shall be credited against amounts due under the Severance Agreements. The Severance Agreements provide for no benefits in the event the executive is terminated for cause and (except in the event that the executive is convicted of a felony, a crime involving moral turpitude or a crime adverse to the Company’s welfare) fails to cure the alleged breach within 30 days after the executive has been notified by the Company’s Board. By amendment authorized by the Board of Directors on January 19, 2006, the Severance Agreements expire by their terms on January 31, 2010.
Role of the Committee and CEO. The Incentive and Compensation Committee of our Board (the Committee) has primary responsibility for overseeing the development of executive succession plans. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO and the other named executives. The Committee receives from the Governance and Nominating Committee an evaluation of the performance of the CEO and determines CEO compensation in light of the goals and objectives of the compensation program. The CEO and the Committee together assess the performance of the other named executives and determine their compensation, based on initial recommendations from the CEO. The other named executives do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.

Role of Compensation Consultant. Neither the Company nor the Committee has any contractual arrangement with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. Periodically, the Company and the Committee have discussed with Towers Perrin the design of programs that affect senior executive officer compensation. The Company’s named executives have not participated in the selection of any particular compensation consultant. The Company has not used the services of any other compensation consultant in matters affecting senior executive or director compensation. In the future, either the Company or the Committee may engage or seek the advice of other compensation consultants.
Equity Grant Practices. The exercise price of each stock option awarded to our senior executives under our long-term incentive plan is the closing price of the Company’s stock on the date of grant, which is the date of the Incentive and Compensation Committee meeting at which equity awards for senior executives are determined. In most years this meeting is held in May. In years when a long-term incentive plan or amendment thereto is placed before the stockholders for approval the date of grant is the date of the annual stockholders meeting. Restricted stock awards are also granted to our named executives at this meeting of the Committee. The calendar for setting meeting dates of the Board and of the Committee to consider grants is generally reviewed at the organization meeting of the Board following the annual meeting. Scheduling decisions are made without regard to anticipated earnings or other major announcements by the Company. The Company’s long term incentive plans do not permit the repricing of stock options.
Potential Impact on Compensation from Executive Misconduct. If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board would take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline would vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct resulted in a significant restatement of the Company’s financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies would be in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.
Elements Used to Achieve Compensation Objectives
Annual cash compensation
Base salary. Base salaries for our named executives depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Decisions regarding salary increases take into account the executive’s current salary and the amounts paid to the executive’s peers within and outside the Company. Base salaries are reviewed approximately every two years, but are not automatically increased if the Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with the Company’s primary intent of offering compensation that is contingent on the achievement of performance objectives.
With respect to one of the named executives, the Board authorized the Company to enter into an Employment Agreement with Joseph F. Spanier, effective April 1, 2006, pursuant to which he serves as the Company’s Chief Financial Officer. The Agreement follows an earlier Employment Agreement effective March 28, 2003, that expired March 31, 2006. The current Agreement, which expires by its terms on March 31, 2009, provides for installment payments of a minimum annual base salary of $144,900 during the term of the Agreement. The Agreement also provides that Mr. Spanier shall be eligible for bonuses and employment related benefits consistent with comparable executives of the Company. Under the earlier employment agreement effective March 28, 2003, the Company entered into an Employment Agreement with Joseph F. Spanier pursuant to which he has served as the Company’s Chief Financial Officer. The Agreement provided for the payment of certain lump sum payments, which included a Note executed by the Company in favor of Mr. Spanier in the principal amount of $237,000. The Note bore simple interest at a rate per annum equal to 5.25% and was payable in three annual installments of $79,000, plus interest accrued on the unpaid principal balance. The first, second and third installments of the Note were due on respectively March 31, 2004, March 31, 2005 and March 31, 2006 and were timely paid.

Bonus. Each May the CEO reviews with the Committee the Company’s full-year financial results against the financial, strategic and operational goals established for the year, and the Company’s financial performance in prior periods. After reviewing the final full year results, the Committee and the Board approve total bonuses to be awarded from the maximum fund available. Bonuses are generally paid in June.
The Committee, with input from the CEO with respect to the other named executives, uses discretion in determining for each individual executive the current year’s bonus and the percent change from the prior year’s bonus. They evaluate the overall performance of the Company, the performance of the function for which the named executive is responsible and an assessment of each executive’s performance against expectations, which were established at the beginning of the year. The bonuses also reflect (and are proportionate to) the consistently increasing and sustained annual financial results of the Company. We believe that the annual bonus rewards the executives who drive these results and incents them to sustain this performance over the long term.
The salaries paid and the annual bonuses awarded to the named executives in Fiscal Year 2007 are discussed below and shown in the Summary Compensation Table that follows.
Equity awards
Stock options and restricted stock awards. The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executive with our shareowners’ and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options and restricted stock awards when making award decisions. The amount of equity incentive compensation granted in fiscal 2007 was based upon the strategic, operational and financial performance of the Company overall and reflects the executives’ expected contributions to the Company’s future success.
We believe that providing combined grants of stock options and restricted stock awards effectively balances our objective of focusing the named executives on delivering long-term value to our shareowners, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of the Company’s stock on the date of exercise exceeds the exercise price on grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. Restricted stock awards offer executives the opportunity to sell or hold shares of Company stock on the date the restriction lapses. In this regard, restricted stock awards serve both to reward and retain executives, as the value of the restricted stock awards is linked to the price of the Company’s stock as the restrictions on the restricted stock awards lapse. Each of the named executives received grants of stock options and restricted stock awards in fiscal 2007. The stock options granted become exercisable in three equal annual installments beginning one year after the grant date and have a maximum ten-year term. We believe that this vesting schedule aids the Company in retaining executives and motivating longer-term performance. Provided the executives continue employment, the restrictions on the restricted stock awarded to our executives will lapse in three equal annual installments beginning one year after the award date.
Pension Plans. The Company does not offer a defined benefit plan. All employees of the Company are eligible to participate in the Company’s defined contribution plan, commonly known as a 401K plan.
Other Compensation. We provide our named executives with other benefits, reflected in the All Other Compensation column in the Summary Compensation Table below. These benefits are limited to the following: a Company match on contributions to the 401K plan and a match equal to 3% also on the 401K plan, premiums paid on life and disability policies for the named executives, and actual expenses paid on medical, dental and prescriptions net of the named employee’s contribution.
Incentive and Compensation Committee Report
The Incentive and Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed the foregoing analysis with management. Based on its review and discussions with management, the Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for Fiscal Year 2007 and the Company’s 2007 annual meeting proxy statement. The following independent directors comprise the Committee:
Thomas Chema, Chair; Jan Cope and William Recker

Compensation for the Named Executives
The following table sets forth for each of the named executive officers: (i) the dollar value of base salary and bonus earned during the fiscal years ended March 31, 2007, 2006 and 2005; (ii) the aggregate grant date fair value of stock and option awards granted during the fiscal year covered, computed in accordance with FAS 123(R); (iii) the dollar value of earnings for services pursuant to awards granted during the fiscal year covered under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings during the fiscal year covered; (iv) all other compensation for each fiscal year and, finally, (vi) the dollar value of total compensation for each fiscal year reported.
SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified
Name and						Non-Equity	Deferred
Principal		Salary	Bonus	Stock Awards ($)	Option Awards ($)	Incentive Plan	Compensation	All Other
Position	Year	($)	($)	(1)	(1)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
Robert L.G. White,	2007	$280,550	189,000	15,510	170,750	0	0	70,824	726,634
President and Chief	2006	264,808	255,130	0	103,000	0	0	19,611	642,549
Executive Officer	2005	254,262	219,904	21,987	106,500	0	0	20,724	623,377
Joseph F. Spanier,	2007	310,000	127,204	11,470	85,375	0	0	24,908	558,957
Executive Vice President, Chief	2006	212,649	184,686	0	51,500	0	0	105,068	553,903
Financial Officer and Treasurer	2005	176,198	138,776	13,879	53,250	0	0	116,112	498,215
Gerald C. Harvey,	2007	242,550	144,000	11,540	85,375	0	0	19,005	502,470
Executive Vice President,	2006	228,981	195,362	0	51,500	0	0	18,220	494,063
General Counsel and Secretary	2005	220,177	152,695	15,269	53,250	0	0	16,394	457,785

(1)	See Note 8 to the Financial Statements set forth in the Company’s Form 10-K for the year ended March 31, 2007 for the assumptions made in determining the valuations.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding all incentive plan awards that were made to the named executive officer during fiscal year 2007, including incentive plan awards (equity-based and non-equity based) and other plan-based awards. Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year. The information supplements the dollar value disclosure of stock option and non-stock awards in the Summary Compensation Table by providing additional details about such awards. Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by FAS 123(R). Non-equity incentive plan awards are awards that are not subject to FAS 123(R) and are intended to serve as an incentive for performance to occur over a specified period.

								All
		Estimated Future Payouts			Estimated Future Payouts			Other
		Under Non-Equity Incentive			Under Equity Incentive Plan			Stock
		Plan Awards			Awards			Awards:	All Other	Exercise
								Number	Option	or Base
								of	Awards:	Price
								Shares	Number of	of
								of Stock	Securities	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Underlying	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	Options (#)	($/Sh)
Robert L.G. White	6.19.06
	7.19.06		0			0		1,551	25,000	11.65
Joseph F. Spanier	6.19.06
	7.19.06		0			0		1,147	12,500	11.65
Gerald C. Harvey	6.19.06
	7.19.06		0			0		1,154	12,500	11.65

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information on outstanding option and stock awards held by the named executive officers at fiscal year end, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
				Equity					Plan	Market or
				Incentive			Number	Market	Awards:	Payout
				Plan			of Shares	Value of	Number of	Value of
		Number of	Number of	Awards			or Units	Shares or	Unearned	Unearned
		Securities	Securities	Number of			of Stock	Units of	Shares,	Shares,
		Underlying	Underlying	Securities			That	Stock	Units or	Units or
		Unexercised	Unexercised	Underlying	Option		Have Not	That	Other	Other
		Options (#)	Options (#)	Unexercised	Exercise	Option	Vested	Have Not	Rights That	Rights That
	Grant	Exercisable	Unexercisable	Unearned	Price	Expiration	(#)	Vested	Have Not	Have Not
Name	Date	(1)	(1)	Options (#)	($)	Date	(2)	($)	Vested (#)	Vested ($)
Robert	5.18.99	6,000	0	0	19.375	5.18.2009
L.G. White	5.25.00	10,000	0	0	8.8438	5.25.10
	5.07.01	12,500	0	0	6.55	5.07.11
	3.25.02	12,500	0	0	8.98	3.25.12
	5.30.03	25,000	0	0	5.38	5.30.13
	7.08.04						1,044	10,648
	7.08.04	16,667	8,333	0	7.02	7.08.14
	5.24.05	8,333	16,667	0	7.05	5.24.15
	6.19.06						1,551	15,820
	7.19.06	0	25,000	0	11.65	7.19.16
Joseph F.	5.18.99	10,000	0	0	19.375	5.18.2009
Spanier	5.25.00	7,500	0	0	8.8438	5.25.10
	5.07.01	12,500	0	0	6.55	5.07.11
	3.25.02	12,500	0	0	8.98	3.25.12
	5.30.03	12,500	0	0	5.38	5.30.13
	7.08.04						1,977	20,165
	7.08.04	8,333	4,167	0	7.02	7.08.14
	5.24.05	4,166	8,334	0	7.05	5.24.15
	6.19.06						1,147	11,699
	7.19.06	0	25,000	0	11.65	7.19.16
Gerald C.	5.18.99	10,000	0	0	19.375	5.18.2009
Harvey	5.25.00	7,500	0	0	8.8438	5.25.10
	5.07.01	12,500	0	0	6.55	5.07.11
	3.25.02	12,500	0	0	8.98	3.25.12
	5.30.03	12,500	0	0	5.38	5.30.13
	7.08.04						2,175	22,185
	7.08.04	16,667	8,333	0	7.02	7.08.14
	5.24.05	8,333	16,667	0	7.05	5.24.15
	6.19.06						1,154	11,771
	7.19.06	0	25,000	0	11.65	7.19.16

(1)	Options become exercisable in equal amounts on each of the three anniversaries following the date of grant.

(2)	Stock awards restrictions lapse in equal amounts on each of the three anniversaries following the date of award.

OPTION EXERCISES AND STOCK VESTED
The following table sets forth information regarding each exercise of stock options and vesting of restricted stock during fiscal 2007 for each of the named executive officers on an aggregated basis.

	Option Awards			Stock Awards
				Number of
				Shares	Value
	Number of Shares	Value Realized on		Acquired on	Realized on
Name	Acquired on Exercise (#)	Exercise ($) (1)		Vesting (#)	Vesting ($)
Robert L.G. White	9.20.06	$84,268	(2)	5.30.06	5,346
	12,004			1,109@5.38
	9.20.06	$73,125	(3)
	12,500			7.08.06	3,529
				1,044@7.02

Joseph F. Spanier	0	0		5.30.06	4,044
				839@5.38
				7.08.06	2,228
				659@7.02

Gerald C. Harvey	9.21.06	$13,860	(4)	5.30.06	3,624
	2,000			752@5.38
				7.08.06	2,450
				725@7.02

(1)	In each instance, the “value realized upon exercise” has been determined as the aggregate difference between: (a) the number of options exercised times the per share exercise price and (b) the number of options exercised times the per share market price at exercise. Information as to whether or not the shares obtained upon exercise of options were sold and, if so, the amount of proceeds of such sale, is not disclosed in this table.

(2)	$12.40 per share market price at exercise; $5.38 per share exercise price.

(3)	$12.40 per share market price at exercise; $6.55 per share exercise price.

(4)	$12.31 per share market price at exercise; $5.38 per share exercise price.
PENSION BENEFITS
The Company has no defined benefit plan in which the named executive officers participate.
Retirement Plans. The executive officers are participants in the Breeze-Eastern Corporation Retirement Savings Plan (the “Retirement Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers employees who have been employed by the Company for more than thirty (30) days. Approximately 132 employees participated in the Retirement Savings Plan at March 31, 2007. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and taxation of up to 15% of their compensation by contributing such compensation to the Plan. The Company contributes a minimum of 3% and a maximum of 6% of employees’ compensation to the Retirement Savings Plan, depending on the level of contribution by each employee.

NONQUALIFIED DEFERRED COMPENSATION
The following table sets forth annual executive and Company contributions under non-qualified defined contribution and other deferred compensation plans, as well as each named executive officer’s withdrawals, earnings and fiscal-year end balances in those plans.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions	Earnings in	Withdrawals/	Balance at
Name	Last FY ($)	in Last FY ($)	Last FY ($)	Distributions ($)	Last FYE ($)
Robert L.G. White	0	0	0	0	0
Joseph F. Spanier	0	0	0	0	0
Gerald C. Harvey	0	0	0	0	0
Potential Payments Upon Termination or Change of Control
Executive Severance Agreements. The Board authorized the Company to enter into severance agreements, effective February 10, 2004, with each of Messrs. Harvey and White (the “Severance Agreements”), which provide for payments only in the event of termination of employment within 24 months after a change in control of the Company during the term of the Severance Agreements where such termination is not voluntary or is other than for cause, or the executive resigns for good reason which includes reduction in compensation, benefits or responsibilities, relocation by more than 50 miles of the executive’s primary worksite, adverse alteration of the executive’s office space and administrative support, or failure by the Company to obtain an agreement from any successor or assignee corporation to assume and perform the Severance Agreements. Benefits under the Severance Agreements are equal to 200% of the executive’s annual salary, the executive’s average bonuses during the two years preceding the change of control, earned but unused vacation and sick time, the fair market value of accrued but unvested restricted stock and stock options outstanding, and all accrued but unpaid salary. The benefits due under the Severance Agreements are in addition to all amounts payable to each of the executives pursuant to the Company’s other agreements and benefit plans then in effect, except that any amount paid to any of the executives pursuant to the Corporate Severance Pay Plan shall be credited against amounts due under the Severance Agreements. The Severance Agreements provide for no benefits in the event the executive is terminated for cause and (except in the event that the executive is convicted of a felony, a crime involving moral turpitude or a crime adverse to the Company’s welfare) fails to cure the alleged breach within 30 days after the executive has been notified by the Company’s Board. By amendment authorized by the Board of Directors on January 19, 2006, the Severance Agreements expire by their terms on January 31, 2010.
Joseph F. Spanier. The Board authorized the Company to enter into an Employment Agreement with Joseph F. Spanier, effective April 1, 2006, pursuant to which he serves as the Company’s Chief Financial Officer. The Agreement follows an earlier Employment Agreement effective March 28, 2003, that expired by its terms March 31, 2006. The current Agreement, which expires by its terms on March 31, 2009, provides for installment payments of a minimum annual base salary of $144,900 during the term of the Agreement and requires payments upon early termination of the Agreement in certain circumstances. The Agreement also provides that Mr. Spanier shall be eligible for bonuses and employment related benefits consistent with comparable executives of the Company.

Named Executive Officer Severance assuming hypothetical March 31, 2007 payment date

	Two	Two						Balance
	years	times		Accrued	Accrued		Comp.	due	Unamortizd	Unvested	Total
	Average	Base	Severance	Vacation	Sick	Sabbatical	Time	under	Stock	Option	Cash
	Bonus	Salary	Payment	Amount	Amount	Amount	Amount	Emp Agt	Awards	Value	Payment
	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)	($)
R. White	222,065	561,000	783,065	72,280	81,176	33,360	122,598	—	13,024	79,000	1,184,503
G. Harvey	169,681	485,100	654,781	75,465	55,224	28,080	—	—	9,607	39,500	862,657
J. Spanier	—	—	—	50,048	17,152	30,720	76,630	318,780	9,440	39,500	542,270

Total			1,437,846	197,793	153,552	92,160	199,228	318,780	32,071	158,000	2,589,430

As detailed above, Messrs. White and Harvey have severance agreements that require both a change in control and a diminution in their positions with the Company for payments to be made. Upon the happening of both events, Messrs. White and Harvey become entitled to a change in control payment equal to twice their respective salaries plus the average of their respective bonuses for the two prior fiscal years, their accrued vacation, sick days and sabbatical leave plus the fair market value of any accrued but unvested restricted stock awards and stock options outstanding as of the date of termination. Mr. Spanier, as explained above, does not have a severance agreement but does have an employment agreement with the Company that requires that upon a termination he receive a payment equal to $159,390 for each year left on his agreement. He also receives accrued vacation, sick days and sabbatical leave plus the fair market value of any accrued but unvested restricted stock awards and stock options outstanding as of the date of termination. Vacation, sick, comp and sabbatical amounts due are based on hourly equivalents of $139 per hour for Mr. White, $117 per hour for Mr. Harvey and $128 per hour for Mr. Spanier. The above hypothetical calculation assumes payment as of March 31, 2007.

================================================================================

DIRECTOR COMPENSATION
Directors who are not employees of the corporation or any of its subsidiaries receive an annual retainer of $60,000, paid one half in cash in quarterly installments of $7,500 each and one half in Common Stock in the form of a restricted stock award. The number of shares awarded is determined by dividing $30,000 by the closing price of the Common Stock on the date of the Annual Meeting of Stockholders of each year. The stock is awarded to the directors in advance for the balance of their term within a reasonable time following election or re-election to the Board. Such shares carry restrictions on transfer or sale, but not as to dividend and voting rights, until six months after the director ceases to be a member of the Board. In addition, annual retainers are received by the Chairman of the Board ($20,000) and the Chairman of the Audit Committee ($4,000), paid in cash in equal quarterly installments. If a director ceases to be a director before the next annual meeting of stockholders, the quarterly installments of the cash retainer not yet paid are forfeited and the restricted shares awarded during the fiscal year in which the director ceases to be a member of the Board will be forfeited and shall revert to the 1999 Long Term Incentive Plan, the 2004 Long Term Incentive Plan, or the 2006 Long Term Incentive Plan, as applicable. Certificates for the shares of restricted stock awarded in prior fiscal years are delivered to the director after the six-month period following cessation of service on the Board, fully tradable and without restriction.
The following table sets forth information with respect to director compensation.

					Change in
					Pension Value
	Fees			Non-Equity	and Non-
	Earned			Incentive	Qualified
	or	Stock	Option	Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	Cash ($)	($) (1)	($)	($)	Earnings ($)	($) (2)	($)
Joseph S. Bracewell	30,000	30,000	0	0	0	0	60,000
Thomas V. Chema	30,000	30,000	0	0	0	0	60,000
Jan Cope	30,000	30,000	0	0	0	0	60,000
John H. Dalton	50,000	30,000	0	0	0	50,000	130,000
Gail F. Lieberman	34,000	30,000	0	0	0	0	64,000
William J. Recker	30,000	30,000	0	0	0	0	60,000
William M. Shockley	30,000	30,000	0	0	0	0	60,000
Robert L.G. White	0	0	0	0	0	0	0

(1)	As any stock awarded to directors as part of their compensation since July 17, 2003, carries a restriction on transfer or sale until six months after the director ceases to be a member of the Board, all such restricted stock awards are considered by the Company to be outstanding. Those awards are as follows: Mr. Bracewell, award of July 19, 2006 of 2,575 shares at $11.65 per share; Mr. Chema, award of July 17, 2003 of 4,219 shares at $7.11 per share, award of September 10, 2004 of 3,484 shares at $8.61 per share, award of October 21, 2005 of 4,207 shares at $7.13 per share, and award of July 19, 2006 of 2,575 shares at $11.65 per share; Ms. Cope, award of July 17, 2003 of 4,219 shares at $7.11 per share, award of September 10, 2004 of 3,484 shares at $8.61 per share, award of October 21, 2005 of 4,207 shares at $7.13 per share, and award of July 19, 2006 of 2,575 shares at $11.65 per share; Mr. Dalton, award of July 17, 2003 of 4,219 shares at $7.11 per share, award of September 10, 2004 of 3,484 shares at $8.61 per share, award of October 21, 2005 of 4,207 shares at $7.13 per share, and award of July 19, 2006 of 2,575 shares at $11.65 per share; Ms. Lieberman, award of October 21, 2005 of 4,207 shares at $7.13 per share, and award of July 19, 2006 of 2,575 shares at $11.65 per share; Mr. Recker, award of July 17, 2003 of 4,219 shares at $7.11 per share, award of September 10, 2004 of 3,484 shares at $8.61 per share, award of October 21, 2005 of

4,207 shares at $7.13 per share, and award of July 19, 2006 of 2,575 shares at $11.65 per share; Mr. Shockley, award of July 19, 2006 of 2,575 shares at $11.65 per share. Mr. White, as an employee of the Company, receives no compensation in his capacity as a director.

(2)	Amount indicated represents payments received pursuant to a consulting agreement between Mr. Dalton and the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS
The following table sets out certain information regarding the beneficial ownership of the Common Stock as of June 30, 2007 (except as may be otherwise referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 2007, and (v) all directors and executive officers as a group:

	Number of
	Shares of		Percentage of
Name	Common Stock(1)		Common Stock(1)

Tinicum Capital Partners II, L.P.	2,458,184	(2)	26.40%
800 Third Avenue, 40th Floor
New York, NY 10022
T. Rowe Price Associates, Inc.	1,165,800	(3)	12.52%
100 East Pratt Street,
Baltimore, Maryland 21202
Goldsmith & Harris, Incorporated	1,134,974	(4)(5)	12.19%
80 Pine Street
New York, NY 10005
Wynnefield Partners Small Cap Value, L.P.	2,071,033	(4)(6)	22.25%
450 Seventh Avenue, Suite 509
New York, NY 10123

Directors and Executive Officers

Joseph S. Bracewell	2,575		*
Thomas V. Chema	14,973		*
Jan Cope	16,588		*
John H. Dalton	30,588		*
Gerald C. Harvey	96,237	(7)	1.03%
Gail F. Lieberman	6,782		*
William J. Recker	289,452		3.11%
William M. Shockley	2,575	(8)	*
Joseph F. Spanier	110,976	(9)	1.19%
Robert L. G. White	174,869	(10)	1.88%
Directors, nominees and executive officers as a group (10 persons)	745,615	(11)	8.00%

*	Less than 1%.

(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. References in these footnotes to “shares,” unless otherwise specified, are to shares of Common Stock. The percentages of Common Stock shown are based upon the 9,309,318 shares of Common Stock outstanding as of June 30, 2007.

(2)	Based on a Schedule 13D filed with the SEC (“SEC”) on June 19, 2007, jointly by Tinicum Capital Partners II, L.P. (“TCP”) and Tinicum Capital Partners II Parallel Fund, L.P. (“TPP”). For purposes of the reporting requirements of the Securities Exchange Act of 1934, TCP (and TPP with respect to 12,883 shares) is deemed to be a beneficial owner of such securities; TCP and TPP each disclaim beneficial ownership of shares held by the other, respectively. If TCP and TPP are each deemed to beneficially own shares held by the other, TCP and TPP’s aggregate beneficial ownership would be 2,471,067 shares. Messrs. Eric Ruttenberg and Terence O’Toole are Co-Managing Members of Tinicum Lantern II, L.L.C. and are the natural control persons of TCP and TPP.

(3)	Based on a Schedule 13G filed with the SEC on February 13, 2007, jointly by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small-Cap Value Fund, Inc. (“Price Small-Cap”). These shares are owned by various individual and institutional investors with respect to which Price Associates or Price Small-Cap serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates (and Price Small-Cap with respect to 516,100 shares ) is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Mr. Henry H. Hopkins is a natural control person of each of said entities.

(4)	A stockholder group comprised of certain persons and entities filed on April 2, 2007, a joint Schedule 13D with the SEC disclosing their agreement to nominate and vote for the election of four persons to the Board of the Company at the 2007 Annual Meeting. On April 18, 2007, the stockholder group filed a preliminary proxy statement with the SEC, naming and providing background information with respect to its four nominees to the Company’s Board. As of June 20, 2007, the stockholder group was comprised of the following persons and entities: Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Stockholder Capital, Inc., Channel Partnership II, L.P., Nelson Obus, Joshua H. Landes, Goldsmith & Harris Incorporated, Goldsmith & Harris Asset Management, LLC, Goldsmith & Harris Capital Appreciation, Philip W. Goldsmith, Jay R. Harris and Armand B. Erpf (collectively, the “Stockholder Group”).

(5)	Based on a Schedule 13D filed with the SEC on June 20, 2007, on its own behalf and jointly with the members of the Stockholder Group, which included Goldsmith & Harris Incorporated, its executive officers Jay R. Harris and Philip W. Goldsmith, Goldsmith & Harris Capital Appreciation LLC and Goldsmith & Harris Capital Asset Management LLC. Goldsmith & Harris Incorporated is deemed to have beneficial ownership of 761,573 shares based on shared investment power over certain accounts of its clients holding such shares. Messrs. Goldsmith and Harris, Goldsmith & Harris Asset Management LLC and Goldsmith & Harris Capital Appreciation LLC, are deemed to have beneficial ownership of 373,401 shares based on sole or shared voting power and investment discretion with respect to such shares. Messrs. Harris and Goldsmith are the natural control persons of each of said entities. The foregoing share amounts represent shares beneficially owned by the persons and entities referenced in this footnote and do not include all the shares reported as beneficially owned by the Stockholder Group.

(6)	Based on a Schedule 13D filed with the SEC on June 20, 2007, on its own behalf and jointly with the Stockholder Group, which included Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I.; Wynnefield Small Cap Value Offshore Fund, Ltd.; Channel Partnership II, L.P.; Nelson Obus; Wynnefield Capital Management, LLC; and Wynnefield Capital, Inc,. Wynnefield Capital Management, LLC reported that it holds an indirect beneficial interest in 1,248,378 shares which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I. Wynnefield Capital, Inc. reported that it holds an indirect beneficial interest in the 784,255 shares which are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. Nelson Obus reported that he holds an indirect beneficial interest in 38,400 shares which are directly beneficially owned by Channel Partrnership II, L.P. Nelson Obus and Joshua Landes are the natural control persons of each of said entities. The foregoing share amounts represent shares beneficially owned by the entities referenced in this footnote and do not include all the shares reported as beneficially owned by the Stockholder Group.

(7)	Includes 72,698 shares issuable with respect to options exercisable within 60 days of June 30, 2007.

(8)	Mr. Shockley is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P., and, as such, has an indirect interest in the shares of the Company owned by Tinicum Capital Partners II, L.P., as reported in a Schedule 13D filed with the SEC on June 19, 2007. If TCP and TPP are deemed to beneficially own shares held by the other, TCP and TPP’s aggregate beneficial ownership would be 2,471,067 shares .

(9)	Includes 67,498 shares issuable with respect to options exercisable within 60 days of June 30, 2007 and 2,000 shares owned by Mr. Spanier’s children.

(10)	Includes 74,876 shares issuable with respect to options exercisable within 60 days of June 30, 2007.

(11)	Includes 215,072 shares issuable with respect to options exercisable within 60 days of June 30, 2007.
SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS:

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity Compensation Plans Approved by Security Holders	364,996	$8.91	739,468
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	364,996	$8.91	739,468

(1)	Each of the Company’s compensation plans has been previously approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
As discussed above in Item 11, “Executive Compensation,” under the heading “Employment Agreements and Change of Control Arrangements,” on March 28, 2003, the Company entered into an Employment Agreement with Joseph F. Spanier pursuant to which he has served as the Company’s Chief Financial Officer. The Agreement provided for the payment of certain lump sum payments, which included the Note executed by the Company in favor of Mr. Spanier in the principal amount of $237,000. The Note bore simple interest at a rate per annum equal to 5.25% and was payable in three annual installments of $79,000, plus interest accrued on the unpaid principal balance. The first, second and third installments of the Note were due on respectively March 31, 2004, March 31, 2005 and March 31, 2006 and were timely paid.
Director Independence
The Board governance policies provide that all outside directors should be independent. On August 14, 2006, the AMEX listed the Company’s Common Stock for trading. As a result of such listing, the Company maintains compliance with the American Stock Exchange Listing Standards and has adopted the independence criteria of the AMEX for purposes of determining director independence for the Board and its committees.
The Board has affirmatively determined that none of the current members of the Board, except for Mr. White, has a material relationship with the Company, and that each director, except Mr. White, qualifies as independent under the AMEX independence criteria.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
For fiscal 2006 and fiscal 2007, Deloitte & Touche LLP’s fees for various types of services to the Company were as shown below:

	2006	2007
Audit Fees	$291,629	$556,276
Audit-Related Fees	0	0
Tax Fees	249,867	81,128
Other (1)	0	51,479

(1)	The Company engaged Deloitte & Touche LLP for other services related to an SEC comment letter process ($23,831) and for services related to the filing of Registration Statements on Forms S-3 and S-8 ($27,648) during fiscal 2007.
The Audit Committee approved 100% of the services shown in the above three categories. No hours expended on the independent auditors’ engagement to perform the audit for fiscal 2007 were attributed to work performed by persons other than employees of Deloitte & Touche LLP.
The Audit Committee has adopted a procedure to pre-approve audit services and other services to be provided by the Company’s independent auditors. In fiscal 2006 and fiscal 2007, all services provided by the Company’s independent auditors were associated with the audit and taxes of the Company, and all such services were pre-approved by the Audit Committee.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Unless otherwise noted, the following documents where filed as part of or Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 14, 2007.

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
10.37 Form of Indemnification Agreement between the Company and each of its officers and directors (1)
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

(1) Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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
(Principal Financial and Accounting Officer)
Date: July 30, 2007