Form 10-Q
period 2007-07-01
BREEZE-EASTERN CORP
filed 2007-08-09
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
Yes ☐     No ☑
As of August 6, 2007, the total number of outstanding shares of registrant’s one class of common stock was 9,309,318.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation, formerly TransTechnology Corporation, and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended July 1, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	July 1, 2007	July 2, 2006

Net sales	$16,255	$16,242
Cost of sales	9,838	8,817

Gross profit	6,417	7,425

General, administrative and selling expenses	4,402	4,746
Interest expense	932	1,269
Other expense — net	14	49
Loss on extinguishment of debt	—	1,331

Income before income taxes	1,069	30
Income tax provision	428	12

Net income	$641	$18

Earnings per share:
Basic:

Net income per share:	$0.07	$0.00

Diluted:

Net income per share:	$0.07	$0.00

Weighted — average basic shares outstanding	9,286,000	9,230,000
Weighted — average diluted shares outstanding	9,376,000	9,314,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	July 1, 2007	March 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,003	$2,127
Accounts receivable (net of allowance for doubtful accounts of $83 at July 1, 2007 and $72 at March 31, 2007)	11,700	14,761
Inventories	22,598	20,517
Prepaid expenses and other current assets	388	369
Deferred income taxes	7,071	7,181

Total current assets	42,760	44,955

PROPERTY:
Property, plant and equipment	17,363	17,274
Less accumulated depreciation and amortization	12,763	12,495

Property, plant and equipment — net	4,600	4,779

OTHER ASSETS:
Deferred income taxes	20,490	20,808
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	5,435	5,527

Total other assets	30,327	30,737

TOTAL	$77,687	$80,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$1,105	$3,289
Current portion of long-term debt	5,060	5,057
Accounts payable — trade	6,364	4,989
Accrued compensation	1,999	3,486
Accrued income taxes	105	447
Accrued interest	247	295
Other current liabilities	4,478	4,252

Total current liabilities	19,358	21,815

LONG-TERM DEBT PAYABLE TO BANKS	31,695	32,750

OTHER LONG-TERM LIABILITIES	9,129	9,007

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,721,641 at July 1, 2007 and 9,670,566 shares at March 31, 2007	97	97
Additional paid-in capital	92,535	92,111
Accumulated deficit	(68,380)	(68,772)
Accumulated other comprehensive loss	(48)	(48)

	24,204	23,388
Less treasury stock, at cost — 412,323 at July 1, 2007 and 395,135 shares at March 31, 2007	(6,699)	(6,489)

Total stockholders’ equity	17,505	16,899

TOTAL	$77,687	$80,471

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three months ended
	July 1, 2007	July 2, 2006

Cash flows from operating activities:
Net income	$641	$18
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write off of unamortized loan fees	—	944
Depreciation and amortization	292	345
Noncash interest expense, net	26	23
Stock based compensation	163	59
Provision for losses on accounts receivable	13	1
Deferred taxes-net	428	6
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	3,048	4,655
Increase in inventories	(2,081)	(1,753)
Decrease (increase) in other assets	47	(208)
Increase (decrease) in accounts payable	1,367	(2,267)
Decrease in accrued compensation	(1,487)	(1,686)
Decrease in income taxes payable	(72)	(42)
Decrease in other liabilities	(249)	(264)

Net cash provided by (used in) operating activities	2,136	(169)

Cash flows from investing activities:
Capital expenditures	(80)	(204)
Decrease (increase) in restricted cash	4	(1)

Net cash used in investing activities	(76)	(205)

Cash flows from financing activities:
Payments on long-term debt	(1,052)	(41,913)
Proceeds from long-term debt and borrowings	—	40,000
(Repayments) borrowings of other debt	(2,184)	2,739
Payment of debt issue costs	—	(406)
Expenses related to the private placement of common stock	(5)	—
Exercise of stock options	57	18
Excess tax benefit from stock based compensation	—	6

Net cash (used in) provided by financing activities	(3,184)	444

(Decrease) increase in cash	(1,124)	70
Cash at beginning of period	2,127	161

Cash at end of period	$1,003	$231

Supplemental information:
Interest payments	$925	$1,538
Income tax payments	$73	$42
Increase in senior subordinated note and term loans for paid-in-kind interest expense	$—	$66
Non-cash financing activity for stock option exercise	$210	$—
Non-cash investing activity for additions to property plant and equipment	$14	$33

See notes to consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	July 1,	July 2,
	2007	2006
Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,286,000	9,230,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,286,000	9,230,000

Stock options*	90,000	84,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,376,000	9,314,000

*	During the three month periods ended July 1, 2007 and July 2, 2006, options to purchase 101,000 and 26,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.
NOTE 2. Stock-Based Compensation
Net income for the three month periods ended July 1, 2007 and July 2, 2006, includes $98,000 and $66,000, respectively, net of tax or $0.01 per diluted share of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
The Company maintains the Amended and Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the Amended and Restated 1998 Non-Employee Directors Stock Option Plan (the “1998 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long Term Incentive Plan (the “2004 Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”).
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
The weighted-average Black-Scholes value per option granted in fiscal 2008 and fiscal 2007 was $6.80 and $6.83, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2008 and fiscal 2007. Expected volatilities are based on historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	48.9%	51.0%
Risk-free interest rate	4.7%	5.1%
Expected term of options (in years)	7.0	7.0
The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2007	364,996	$814	7	$8.91
Granted	75,000	—	—	$12.04
Exercised	(43,085)	$260	—	$6.20
Canceled or expired	—	—	—	—

Outstanding at July 1, 2007	396,911	$1,958	7	$9.79

Options exercisable at July 1, 2007	214,173	$1,318	5	$8.85
Unvested options expected to become exercisable after July 1, 2007	182,738	$641	9	$10.90
Shares available for future option grants at July 1, 2007 (a)	656,478

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2008 was approximately $57,000. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first three months of fiscal 2008.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first three months of fiscal 2008 and fiscal 2007, compensation expense associated with stock options was approximately $100,000 and $58,000, respectively, before taxes of approximately $40,000 and $23,000, respectively, and was recorded in general, administrative and selling expenses. As of July 1, 2007 there was approximately $0.9 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.4 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted —
		Average Grant
		Date
	Number of Shares	Fair Value

Non-vested at March 31, 2007	24,305	$10.93
Granted	7,990	$11.96
Vested	(1,284)	$10.00
Cancelled	—	—

Non-vested at July 1, 2007	31,011	$11.23

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of July 1, 2007, there was approximately $117,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 2.7 years.

NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	July 1, 2007	March 31, 2006

Finished goods	$—	$—
Work in process	3,490	2,139
Purchased and manufactured parts	19,108	18,378

Total	$22,598	$20,517

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three month periods ended July 1, 2007 and July 2, 2006 was $0.3 million and $0.2 million, respectively.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended July 1, 2007 are summarized as follows (in thousands):

Balance at March 31, 2007	$475
Warranty costs incurred	(122)
Change in estimates to pre-existing warranties	—
Product warranty accrual	160
Balance at July 1, 2007	$513
NOTE 6. Income Taxes
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized an increase of $250,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings and an increase to the FIN No. 48 tax reserve balance.
The amount of unrecognized tax benefits as of April 1, 2007, prior to the FIN No. 48 implementation amounted to $270,000. The total amount of unrecognized tax benefits as of the date of adoption amounted to $520,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $110,000 for the payment of interest and penalties through April 1, 2007, which is included in the $520,000 unrecognized tax benefit amount. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next twelve months.
The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the fiscal years prior to 2002.
At July 1, 2007, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $49.7 million and $88.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $3.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is the Company’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt interest rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change that would cause its NOLs to be subject to the Section 382 Limitation.
If the Company does not generate adequate taxable earnings, some or all of the deferred tax assets represented by its NOLs may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	July 1, 2007	March 31, 2007

Senior Credit Facility	$37,860	$41,096

Less current maturities	6,165	8,346

Total long-term debt	$31,695	$32,750

Credit Facility — On May 1, 2006, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.97% at July 1, 2007 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $5.1 million of current maturities due under term loans of the Senior Credit Facility as of July 1, 2007.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. The mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. The Company had sufficient cash or borrowing capacity under its revolving credit facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At July 1, 2007, the Company was in compliance with the provisions of the Senior Credit Facility. At July 1, 2007, there was $1.1 million in outstanding borrowings and $8.9 million in availability, under the revolving portion of the Senior Credit Facility.
Former Senior Credit Facility — At March 31, 2006, the Company had a senior credit facility consisting of a $10.0 million asset-based revolving credit facility and two tranches of Term Loans totaling $41.6 million that had a blended interest rate of 16.0% (the “Former Senior Credit Facility”). The Former Senior Credit Facility was secured by all of the Company’s assets. The terms of this facility required monthly principal payments of $0.3 million over the term of the loan with the balance due at the end of the term on May 31, 2008. On February 17, 2006, the Company completed a private placement of 2.5 million shares of its common stock, which yielded net cash proceeds of $17.2 million, which was used to pay down part of this facility.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.1 million for the three month periods ended July 1, 2007 and July 2, 2006, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $4.0 million at July 1, 2007 and $3.9 million at March 31, 2007. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following table provides the components of the net periodic benefit cost (in thousands):

	Postretirement
	Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Interest cost	$13	$10	$44	$30

Amortization of net (gain) loss	—	(10)	—	1

Net periodic cost	$13	$—	$44	$31

NOTE 9. New Accounting Standards
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company on April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on our financial condition, results of operations and cash flows.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-

not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective April 1, 2007. See Note 6, Income Taxes, for further discussion.
NOTE 10. Contingencies
Environmental Matters. The Company evaluates the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests, and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. The Company does not include any unasserted claims that it might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that it might have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 5.3%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.7 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
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

Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At July 1, 2007, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Litigation. The Company is also engaged in various other legal proceedings incidental to its business. Management is of the opinion that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company in future periods.
NOTE 11. Segment, Geographic Location and Customer Information
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
Revenues from the three operating segments for the three month periods ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006

Hoist and Winch	$11,744	$11,870
Cargo Hooks	2,625	3,404
Weapons Handling	1,548	610
Other Sales	338	358

Total	$16,255	$16,242

During the three month period ended July 1, 2007, net sales to three major customers accounted for 19%, 19% and 12%, respectively, of total revenues. During the three month period ended July 2, 2006, net sales to one customer accounted for 32% of total revenues and another accounted for 18% of total revenues.

Net sales below show the geographic location of customers (in thousands):

	Three Months Ended
	July 1, 2007	July 2, 2006

Location:
United States	$8,672	$8,829
England	1,315	731
Italy	2,176	2,868
Other European Countries	1,664	1,608
Pacific and Far East	631	1,371
Other non-United States	1,797	835

Total	$16,255	$16,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934:
Certain of the statements contained in the body of this Quarterly Report on Form 10-Q (“Report”) are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements.
Forward Looking Statements
Certain statements in this Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.
The forward-looking statements in this Report are based on current beliefs, estimates, and assumptions concerning the operations, future results, and prospects of the Company. As actual operations and results may materially differ from those assumed in forward-looking statements, there is no assurance that forward-looking statements will prove to be accurate. Forward-looking statements are subject to the safe harbors created in the Acts.
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules, and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed or referenced elsewhere in this Report.
The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
General
We design, develop, and manufacture sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer and supplier of performance-critical rescue hoists and cargo-hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems. We have three operating segments which we aggregate into one reportable segment; sophisticated lifting equipment for specialty aerospace and defense applications. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.
All references to fiscal 2008 and beyond in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ending March 31, 2008 and beyond, and all references to all other fiscal years refer to the fiscal years ended March 31.
Results of Operations
Three Months Ended July 1, 2007 Compared with Three Months Ended July 2, 2006 (in thousands)

	Three Months Ended		Increase (decrease)
	July 1,	July 2,
	2007	2006	$	%

New Equipment	$8,550	$6,890	$1,660	24.1

Spare Parts	3,789	5,035	(1,246)	(24.7)

Overhaul and Repair	3,647	4,191	(544)	(13.0)

Engineering Services	269	126	143	113.5

Net Sales	16,255	16,242	13	0.1

Cost of Sales	9,838	8,817	1,021	11.6

Gross Profit	6,417	7,425	(1,008)	(13.6)

General, administrative and selling expenses	4,402	4,746	(344)	(7.2)

Interest expense	932	1,269	(337)	(26.6)

Loss on extinguishment of debt	—	1,331	(1,331)	(100.0)

Net income	$641	$18	$623	3,461.1

Net Sales. Sales of $16.3 million for the first quarter of fiscal 2008 remained essentially unchanged from sales of $16.2 million in the prior year period. In the first three months of fiscal 2008, we experienced a shift in product mix whereby sales of new equipment amounted to 53% of total net sales for the quarter versus 42% for the first three months of fiscal 2007. The $1.7 million increase in sales of new equipment was driven by $1.3 million higher shipments in the weapons handling operating segment and $0.5 million in the hoist and winch operating segment for the first quarter of fiscal 2008 as compared to the same period last year. These increases were attributable to higher shipment volume over the prior period and order patterns of customers. The $1.2 million decrease in spare part sales during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 was evenly distributed among the hoist and winch, cargo hook and weapons handling operating segments. Overhaul and repair sales in the hoist and winch and cargo hook operating segments decreased 8% and 16%, respectively, in the first quarter of fiscal 2008 as compared to the same period last year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, the cost of sales as a percent of sales increased approximately 6%, due to the higher level of new equipment activity in the weapons handling and hoist and winch operating segment.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. Even though sales remained essentially unchanged during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007, the overall gross margin decreased by approximately 6% as the mix of products shipped heavily weighted toward new equipment sales. In the first quarter of fiscal 2007, we had sales of new equipment which had higher gross margins than normal which also contributed to the overall decrease in gross profit.
General, administrative and selling expenses. The $0.3 million decrease in general, administrative and selling expenses for the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007, was due to lower expenses in most of the major cost centers, predominantly marketing, human resources and product support.
Interest expense. Required principal payments and strong cash flow during fiscal 2007, allowed us to reduce our Senior Credit Facility by $7.0 million during the twelve month period ended July 1, 2007. This pay down of debt is reflected in the $0.3 million decrease in interest expense for first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007.
Loss on Extinguishment of Debt. In the first quarter of fiscal 2007, we refinanced and paid in full the Former Senior Credit Facility with a new five year, $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million. As a result of this refinancing, we recorded a pretax charge of $1.3 million in the first quarter of fiscal 2007, consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums.
Net Income. We reported net income of $641,000 in the first quarter of fiscal 2008 versus net income of $18,000 in the first quarter of fiscal 2007. This increase in net income resulted from the reasons discussed above.
New orders. New orders received during the first quarter of fiscal 2008 totaled $8.1 million, as compared with $47.6 million in the prior year’s first quarter. The first quarter of fiscal 2007 included a $21.5 million order related to the Airbus A400M Military Transport Aircraft (“Airbus”) program which is expected to commence shipping in calendar year 2009 and continue through 2020. This order from Airbus accounted for approximately 84% of the $25.5 million decrease in orders for new equipment in the hoist and winch operating segment. A decrease in new orders of approximately $4.7 million in the cargo hook operating segment and $1.7 million in the weapons handling operating segment accounted for approximately 20% of the overall decrease in orders for new equipment. Orders for spare parts in the hoist and winch segment decreased by $6.9 million in the first quarter of fiscal 2008, as compared to the same period last year, and there was also a decrease in new orders for spare parts in the cargo hook operating segment of approximately $0.8 million. These decreases were slightly offset by increases in new orders for overhaul and repair mainly in the hoist and winch operating segment of approximately $0.8 million. We expect the shipment pattern to shift back to more historical trends provided there is not a recurrence of the delays associated with the approval of the 2007 Federal government defense budget. We believe that this temporary situation has resulted in at least some of our order rate slowdown.
Backlog. Backlog at July 1, 2007 was $111.1 million, a decrease of $8.1million from the $119.2 million at March 31, 2007. The backlog at July 1, 2007 includes approximately $66.0 million relating to the Airbus program which is scheduled to commence shipping in calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $34.2 million of backlog at July 1, 2007 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first quarter of fiscal 2008 was 0.5 as compared to 2.9 for the first quarter of fiscal 2007. The decrease in the book to bill ratio was directly related to the lower order intake during the first quarter of fiscal 2008, as compared to the first quarter of fiscal 2007 which included a new order received for the Airbus program for $21.5 million. While the book-to-bill ratio of 0.5 in the first quarter of fiscal 2008 is below our normal trend, we believe this is a temporary decline and believe the order intake will improve over the next several quarters. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations and the Senior Credit Facility, we expect to have sufficient cash to meet our requirements for at least the next twelve months.
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at July 1, 2007 were $1.1 million and $8.9 million, respectively. The Senior Credit Facility prohibits the payment of dividends. We were in compliance with all of the covenants in the Senior Credit Facility at July 1, 2007.
Our common stock is listed on the American Stock Exchange (“AMEX”) under the trading symbol BZC.
Working Capital
Our working capital at July 1, 2007 was $23.4 million, as compared to $23.1 million at March 31, 2007. The ratio of current assets to current liabilities was 2.2 to 1 and 2.1 to 1 at July 1, 2007 and March 31, 2007, respectively.
Working capital changes during the first three months of fiscal 2008 resulted from a decrease in cash of $1.1 million, a decrease in accounts receivable of $3.1 million, an increase in inventory of $2.1 million, an increase in accounts payable of $1.4 million, and a decrease in accrued compensation of $1.5 million. In addition, the revolving portion of our Senior Credit Facility decreased by $2.2 million.
The most significant impact on the $1.1 million cash decrease was due to the lower shipments in the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. The decrease in accounts receivable reflects the collection of amounts due from customers based on the above mentioned shipping pattern as well as the improved timing of collections from our international customers. The increase in inventory is due to parts being purchased in advance for shipments scheduled and forecasted to be made in the second quarter of fiscal 2008, as well as the reduction in sales during the first quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. The increase in accounts payable is reflective of the increased inventory as discussed above in order to meet shipping demands of the second quarter of fiscal 2008. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2008. The decrease in the revolving portion of our Senior Credit Facility reflects the working capital demands of the Company.
The number of days that sales were outstanding in accounts receivable decreased to 46.6 days at July 1, 2007 from 52.2 days at March 31, 2007. The decrease in days was attributable to the 12% higher shipments made in March of fiscal 2007 as compared to June of fiscal 2008. Inventory turnover stayed relatively flat at 1.7 turns for the first quarter of fiscal 2008 versus 1.8 turns for the first quarter of fiscal 2007.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were approximately $0.1 million for the first three months of fiscal 2008, compared to $0.2 million for the first three months of fiscal 2007. Projects budgeted in fiscal 2008 total approximately $1.4 million.

Senior Credit Facility
Senior Credit Facility — On May 1, 2006, we refinanced and paid in full the Former Senior Credit Facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.97% at July 1, 2007. As a result of this refinancing, in the first quarter of fiscal 2007, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007, of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $5.1 million of current maturities due under term loans of the Senior Credit Facility as of July 1, 2007.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. The mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. We had sufficient cash or borrowing capacity under our Revolving Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. At July 1, 2007, we were in compliance with the provisions of the Senior Credit Facility. At July 1, 2007, there was $1.1 million in outstanding borrowings and $8.9 million in availability, under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At July 1, 2007, we had federal and state net operating loss carryforwards, or NOLs, of approximately $49.7 million and $88.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $3.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
The Internal Revenue Code of 1986, as amended (the “Code”) imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt interest rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who in the aggregate own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation.

If we do not generate adequate taxable earnings, some or all of the deferred tax assets represented by our NOLs may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state purposes.
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of July 1, 2007 (in thousands):

Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$36,755	$5,060	$6,115	$25,580	$—
Estimated interest payments on long-term debt (b)	9,339	2,854	4,917	1,568	—
Operating leases	250	71	126	53	—
Total	$46,344	$7,985	$11,158	$27,201	$—

(a)	Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 8.5%, the Company’s estimated blended interest rate.
Inflation
While neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results, we cannot be certain that our business will not be affected by inflation or deflation in the future.
Environmental Matters
We evaluate the exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests, and outside consultants. This risk assessment includes the identification of risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizes risk issues in terms of likelihood, consequences and costs, including the year(s) when these costs could be incurred; analyzes risks using statistical techniques; and, constructs risk cost profiles for each site. Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that we might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers that we might have in determining our environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.

We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 5.3%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.1 million, $1.0 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.7 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At July 1, 2007, the cleanup reserve was $2.2 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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

Litigation
We are also engaged in various other legal proceedings incidental to our business. It is our opinion that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Recently Issued Accounting Standards
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for us on April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS Statement 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. FASB Statement No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the adoption of SFAS 157 on our financial condition, results of operations and cash flows.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective April 1, 2007. See Note 6 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. At July 1, 2007, approximately $37.3 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.4 million based on the amount outstanding under the facility at July 1, 2007.
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
As of July 1, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, as amended, as filed with the Securities and Exchange Commission, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Senior Credit Facility described in Part I above prohibits the payment of dividends.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: August 9, 2007	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.