Form 10-Q
period 2007-09-30
BREEZE-EASTERN CORP
filed 2007-11-07
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of November 2, 2007, the total number of outstanding shares of registrant’s one class of common stock was 9,326,659.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation, formerly TransTechnology Corporation, and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$17,240	$17,682	$33,495	$33,924
Cost of sales	10,006	10,508	19,844	19,325

Gross profit	7,234	7,174	13,651	14,599

General, administrative and selling expenses	4,953	4,589	9,355	9,335
Interest expense	892	1,017	1,824	2,286
Other expense — net	55	30	69	79
Loss on extinguishment of debt	—	—	—	1,331

Income before income taxes	1,334	1,538	2,403	1,568
Income tax provision	533	615	961	627

Net income	$801	$923	$1,442	$941

Earnings per share:
Basic:

Net income per share:	$0.09	$0.10	$0.16	$0.10

Diluted:

Net income per share:	$0.09	$0.10	$0.15	$0.10

Weighted — average basic shares outstanding	9,312,000	9,251,000	9,299,000	9,240,000
Weighted — average diluted shares outstanding	9,406,000	9,362,000	9,391,000	9,338,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	September 30, 2007	March 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$264	$2,127
Accounts receivable (net of allowance for doubtful accounts of $69 at September 30, 2007 and $72 at March 31, 2007)	13,500	14,761
Inventories	23,288	20,517
Prepaid expenses and other current assets	408	369
Deferred income taxes	6,934	7,181

Total current assets	44,394	44,955

PROPERTY:
Property, plant and equipment	17,744	17,274
Less accumulated depreciation and amortization	13,028	12,495

Property , plant and equipment — net	4,716	4,779

OTHER ASSETS:
Deferred income taxes	20,162	20,808
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	6,039	5,527

Total other assets	30,603	30,737

TOTAL	$79,713	$80,471

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Revolving credit facility	$4,214	$3,289
Current portion of long-term debt	3,057	5,057
Accounts payable — trade	6,228	4,989
Accrued compensation	2,578	3,486
Accrued income taxes	99	447
Accrued interest	271	295
Other current liabilities	4,303	4,252

Total current liabilities	20,750	21,815

LONG-TERM DEBT PAYABLE TO BANKS	31,218	32,750

OTHER LONG-TERM LIABILITIES	9,297	9,007

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,738,982 at September 30, 2007 and 9,670,566 shares at March 31, 2007	97	97
Additional paid-in capital	92,677	92,111
Accumulated deficit	(67,579)	(68,772)
Accumulated other comprehensive loss	(48)	(48)

	25,147	23,388
Less treasury stock, at cost - 412,323 at September 30, 2007 and 395,135 shares at March 31, 2007	(6,699)	(6,489)

Total stockholders’ equity	18,448	16,899

TOTAL	$79,713	$80,471

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six months ended
	September 30, 2007	October 1, 2006

Cash flows from operating activities:
Net income	$1,442	$941
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	—	944
Depreciation and amortization	590	698
Noncash interest expense, net	53	51
Stock based compensation	297	146
Provision for losses on accounts receivable	2	3
Deferred taxes-net	893	628
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	1,259	2,873
Increase in inventories	(2,771)	(1,202)
Increase in other assets	(599)	(243)
Increase (decrease) in accounts payable	993	(3,307)
Decrease in accrued compensation	(908)	(1,064)
Decrease in income taxes payable	(78)	(482)
(Decrease) increase in other liabilities	(261)	18

Net cash provided by operating activities	912	4

Cash flows from investing activities:
Capital expenditures	(232)	(595)
Decrease (increase) in restricted cash	4	(1)

Net cash used in investing activities	(228)	(596)

Cash flows from financing activities:
Payments on long-term debt	(3,532)	(42,627)
Proceeds from long-term debt and borrowings	—	40,000
Borrowings of other debt	925	3,611
Payment of debt issue costs	—	(414)
Expenses related to the private placement of common stock	(5)	—
Exercise of stock options	65	113

Net cash (used in) provided by financing activities	(2,547)	683

(Decrease) increase in cash	(1,863)	91
Cash at beginning of period	2,127	161

Cash at end of period	$264	$252

Supplemental information:
Interest payments	$1,790	$1,948
Income tax payments	$147	$482
Non-cash financing activity for stock option exercise	$210	$62
Non-cash investing activity for additions to property plant and equipment	$252	$131

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,312,000	9,251,000	9,299,000	9,240,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,312,000	9,251,000	9,299,000	9,240,000

Stock options*	94,000	111,000	92,000	98,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,406,000	9,362,000	9,391,000	9,338,000

*	During the three and six month periods ended September 30, 2007, options to purchase 26,000 and 64,000 shares of common stock, respectively, and during the three and six month periods ended October 1, 2006, options to purchase 26,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.

NOTE 2. Stock-Based Compensation
Net income for the three and six month periods ended September 30, 2007 includes $80,000 net of tax, or $0.01 per diluted share, and $178,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense.
Net income for the three and six month periods ended October 1, 2006 includes $77,000 net of tax, or $0.01 per diluted share, and $182,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
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

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	48.9%	51.0%
Risk-free interest rate	4.7%	5.1%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2007	364,996	$814	7	$8.91
Granted	75,000	—	—	$12.04
Exercised	(44,085)	$265	—	$6.22
Canceled or expired	—	—	—	—

Outstanding at September 30, 2007	395,911	$1,016	7	$9.79

Options exercisable at September 30, 2007	257,285	$931	5	$8.97
Unvested options expected to become exercisable after September 30, 2007	138,626	$85	9	$11.33
Shares available for future option grants at September 30, 2007 (a)	640,137

(a)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first six months of fiscal 2008 was approximately $65,000. In lieu of a cash payment for stock option exercises, the Company received 17,188 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first six months of fiscal 2008.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first six months of fiscal 2008 and fiscal 2007, compensation expense associated with stock options was approximately $206,000 and $146,000, respectively, before taxes of approximately $83,000 and $58,000, respectively, and such expense was recorded in general, administrative and selling expenses. As of September 30, 2007 there was approximately $0.8 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.1 years.
It is the policy of the Company that the stock underlying option grants consist of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004 and 2006 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired. There is no such provision permitting the repurchase of stock options under the 1998 Plan. The Company is prohibited by its Senior Credit Facility from repurchasing shares on the open market to satisfy option exercises.

A summary of restricted stock award activity under all plans is as follows:

		Weighted –
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at March 31, 2007	24,305	$10.93
Granted	24,331	$12.40
Vested	(21,737)	$11.04
Cancelled	—	—

Non-vested at September 30, 2007	26,899	$12.17

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of September 30, 2007, there was approximately $0.3 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.5 years.
NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	September 30,	March 31,
	2007	2007

Finished goods	$—	$—
Work in process	3,601	2,139
Purchased and manufactured parts	19,687	18,378

Total	$23,288	$20,517

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and six month periods ended September 30, 2007 was $0.3 million and $0.5 million, respectively, and for the three and six month periods ended October 1, 2006, depreciation expense was $0.2 million and $0.5 million, respectively.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2007 are summarized as follows (in thousands):

Balance at March 31, 2007	$475
Warranty costs incurred	(189)
Change in estimates to pre-existing warranties	(16)
Product warranty accrual	160

Balance at September 30, 2007	$430

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
The amount of unrecognized tax benefits as of April 1, 2007, prior to the FIN No. 48 implementation, amounted to $270,000. The total amount of unrecognized tax benefits as of the date of adoption amounted to $520,000 which, if ultimately realized, will reduce the Company’s annual effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company had accrued approximately $110,000 for the payment of interest and penalties through April 1, 2007, which is included in the $520,000 unrecognized tax benefit amount. The Company anticipates that the resolution of these unrecognized tax benefits will occur within the next twelve months.
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

At September 30, 2007, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $48.4 million and $87.3 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $2.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is the Company’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	September 30, 2007	March 31, 2007
Senior Credit Facility	$38,489	$41,096

Less current maturities	7,271	8,346

Total long-term debt	$31,218	$32,750

Credit Facility – On May 1, 2006, the Company refinanced and paid in full its former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 9.02% at September 30, 2007 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of September 30, 2007.

The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. The Company had sufficient borrowing capacity under its revolving credit facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. The election of the new board members on September 12, 2007, would have constituted a technical default under the Senior Credit Facility but for a waiver which the Company received on September 6, 2007. At September 30, 2007, the Company was in compliance with the provisions of the Senior Credit Facility. At September 30, 2007, there was $4.2 million in outstanding borrowings and $5.8 million in availability, under the revolving portion of the Senior Credit Facility.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.4 million for the three and six month periods ended September 30, 2007 and October 1, 2006, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the pension plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $4.2 million at September 30, 2007 and $3.9 million at March 31, 2007. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the pension plan of the discontinued operations.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Components of net periodic benefit costs:

Interest Cost	$13	$11	$26	$21

Amortization of net (gain) loss	—	(11)	—	(21)

Net periodic benefit cost	$13	$—	$26	$—

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Components of net periodic benefit costs:

Interest Cost	$45	$31	$89	$61

Amortization of net loss	—	1	—	2

Net periodic benefit cost	$45	$32	$89	$63

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

The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $0.5 million, $1.6 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 30, 2007, the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Revenues from the three operating segments for the three and six month periods ended September 30, 2007 and October 1, 2006 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Hoist and Winch	$12,286	$12,902	$24,030	$24,772

Cargo Hooks	3,866	3,943	6,491	7,347

Weapons Handling	879	267	2,427	877

Other Sales	209	570	547	928

Total	$17,240	$17,682	$33,495	$33,924

During the three and six month periods ended September 30, 2007, 48% and 44% of net sales respectively, were distributed evenly to two major customers. During the three and six month periods ended October 1, 2006, net sales to one customer accounted for 33% and 32%, respectively, of total revenues and another accounted for 24% and 21%, respectively, of total revenues.
Net sales below show the geographic location of customers (in thousands):

	Three Months Ended		Six Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Location:
United States	$9,022	$9,032	$17,694	$17,862
England	385	1,792	1,700	2,524
Italy	2,748	2,858	4,924	5,726
Other European Countries	2,587	1,883	4,251	3,490
Pacific and Far East	883	923	1,514	2,293
Other non-United States	1,615	1,194	3,412	2,029

Total	$17,240	$17,682	$33,495	$33,924

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
All references to years in the Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended on or ending on March 31 of the indicated year unless otherwise specified.

Results of Operations
Three Months Ended September 30, 2007 Compared with Three Months Ended October 1, 2006 (in thousands)

	Three Months Ended
	September 30,	October 1,	Increase (decrease)
	2007	2006	$	%
New Equipment	$9,461	$8,813	$648	7.4
Spare Parts	4,297	5,244	(947)	(18.1)
Overhaul and Repair	3,457	3,529	(72)	(2.0)
Engineering Services	25	96	(71)	(74.0)

Net Sales	17,240	17,682	(442)	(2.5)
Cost of Sales	10,006	10,508	(502)	(4.8)
Gross Profit	7,234	7,174	60	0.8
General, administrative and selling expenses	4,953	4,589	364	7.9
Interest expense	892	1,017	(125)	(12.3)
Net income	$801	$923	$(122)	(13.2)
Net Sales. Sales of $17.2 million for the second quarter of fiscal 2008 declined slightly from sales of $17.7 million in the second quarter of fiscal 2007. In the second quarter of fiscal 2008, we continued to experience a shift in product mix whereby sales of new equipment accounted for 55% of total net sales for the quarter versus 50% for the second quarter of fiscal 2007. The overall $0.6 million increase in sales of new equipment for the second quarter of fiscal 2008 as compared to the same period last year was driven by $0.6 million in higher shipments in the weapons handling operating segment and $0.6 million in the hoist and winch operating segment. This increase was partially offset by a decline of $0.6 million of new equipment sales in the cargo hook operating segment. Spare parts sales in the hoist and winch operating segment decreased $1.2 million for the second quarter of fiscal 2008 as compared to the same period last year as the demand for spare parts remained weak due primarily, we believe, to the delay in passage of the 2008 Federal Government Defense budget. This decline in hoist and winch-related spare part sales had the biggest impact on the shift in sales mix. There was however, a slight increase of $0.3 million of spare part sales in the cargo hook operating segment during the second quarter of fiscal 2008 as compared to the same prior year period. A decrease in sales in the cargo hook operating segment of $0.1 million accounted for the decline in overhaul and repair sales during the second quarter of fiscal 2008 as compared to the same period last year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, the cost of sales as a percent of sales decreased approximately 1%, even though there were higher levels of new equipment activity in the weapons handling and hoist and winch operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 37% and spare parts ranging from 64% to 68%. The relative balance, or mix, of this activity, in turn, will have an impact on gross profit and gross profit margins. In spite of lower spare part sales in the second quarter of fiscal 2008, compared to the same period in the prior year, we had an increase in the overall gross margin of approximately 1% resulting from better performance in the production of new equipment and overhaul and repair sales. While we have had better performance in the production of new equipment and overhaul and repair sales in the second quarter of fiscal 2008, an extended delay in certain appropriations associated with the 2008 Federal Government Defense budget will present an obstacle to achieving better operating performance in the last half of fiscal 2008, especially in regard to gross margins due to spare part sales having significantly higher gross profit margins than sales of new equipment.
General, administrative and selling expenses. The $0.4 million increase in general, administrative and selling expenses for the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007, was mainly due to costs of approximately $0.3 million associated with a threatened proxy contest which was settled during the quarter.
Interest expense. Required principal payments and strong cash flow allowed us to reduce our Senior Credit Facility by approximately $6.5 million during the twelve month period ended September 30, 2007. This pay down of debt is reflected in the $0.1 million decrease in interest expense for second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007.
Net Income. We reported net income of $0.8 million in the second quarter of fiscal 2008 versus net income of $0.9 million in the second quarter of fiscal 2007. This decrease in net income resulted from the reasons discussed above. In view of the order patterns discussed in this report, in the beginning of the second quarter of fiscal 2008, we initiated certain cost cutting measures in an effort to improve our operating results for the remainder of fiscal 2008. This involved a net reduction in our headcount of 14 people or about 7% of our work force. The personnel reductions were carefully considered and we feel that such a move will not inhibit our ability to meet the expected increased volume in the remainder of the fiscal year. We are also limiting discretionary spending wherever prudent.
New orders. New orders received during the second quarter of fiscal 2008 totaled $27.6 million, as compared with $25.7 million in the second quarter of fiscal 2007. Orders for new equipment increased $8.1 million in the hoist and winch operating segment and $1.3 million in the cargo hook operating segment in the second quarter of fiscal 2008 as compared to the same period in the prior fiscal year. New orders for overhaul and repair in the hoist and winch and cargo hook operating segments decreased $6.0 million and $1.3 million, respectively, during the second quarter of fiscal 2008 as compared with the second quarter of fiscal 2007. Orders for spare parts in the weapons handling operating segment decreased $0.7 million but were partially offset by a $0.5 million increase in orders for spare parts in the hoist and winch operating segment during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The demand for spare parts remained weak during the second quarter of fiscal 2008 as reflected in the booking of new orders that totaled approximately $4.1 million which was $1.6 million less than our plan of $5.7 million. While we remain confident that the unrealized portion of the spare part sales will eventually be ordered, it is not clear how much of it will fall into fiscal 2008 or 2009. The recovery of the shipping pattern to more historical trends has not yet occurred due, we believe, to a continued delay associated with the approval of the 2008 Federal Government Defense budget.
Backlog. Backlog at September 30, 2007 was $121.5 million, an increase of $2.3 million from the $119.2 million at March 31, 2007. The backlog at September 30, 2007 includes approximately $66.0 million relating to the Airbus program which is scheduled to commence shipping in calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $34.0 million of backlog at September 30, 2007 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the second quarter of fiscal 2008 was 1.6 as compared to 1.5 for the second quarter of fiscal 2007. The increase in the book to bill ratio was directly related to the higher order intake during the second quarter of fiscal 2008, as compared to the second quarter of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

Six Months Ended September 30, 2007 Compared with Six Months Ended October 1, 2006 (in thousands)

	Six Months Ended		Increase
	September 30,	October 1,	(decrease)
	2007	2006	$	%
New Equipment	$18,011	$15,703	$2,308	14.7
Spare Parts	8,086	10,279	(2,193)	(21.3)
Overhaul and Repair	7,104	7,720	(616)	(8.0)
Engineering Services	294	222	72	32.4

Net Sales	33,495	33,924	(429)	(1.3)
Cost of Sales	19,844	19,325	519	2.7
Gross Profit	13,651	14,599	(948)	(6.5)
General, administrative and selling expenses	9,355	9,335	20	0.2
Interest expense	1,824	2,286	(462)	(20.2)
Loss on extinguishment of debt	—	1,331	(1,331)	(100.0)
Net income	$1,442	$941	$501	53.2
Net Sales. Sales of $33.5 million for the first six months of fiscal 2008 declined slightly from sales of $33.9 million in the first six months of fiscal 2007. In the first half of fiscal 2008, we continued to experience a shift in product mix whereby sales of new equipment accounted for 54% of total net sales for the quarter versus 46% for the first half of fiscal 2007. The $2.3 million increase in sales of new equipment for the first six months of fiscal 2008 as compared to the same period last year was driven by $1.9 million in higher shipments in the weapons handling operating segment and a $1.0 million increase in the hoist and winch operating segment. This increase was partially offset by a decline of $0.6 million of new equipment sales in the cargo hook operating segment. The net increase in new equipment sales was attributable to higher shipment volume over the prior period and order patterns of customers. During the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, spare parts sales decreased approximately $2.2 million with shipments in the hoist and winch operating segment accounting for approximately $1.6 million of the decrease and lower shipments of spare parts in the weapons handling and cargo hook operating segments accounting for the remainder. The demand for spare parts was weak during the first six months of the current fiscal year due primarily, we believe, to the delay in passage of the 2008 Federal Government Defense budget and had the biggest impact on the shift in sales mix. A decrease in sales in the cargo hook and hoist and winch operating segments of $0.5 million and $0.2 million accounted for the decline in overhaul and repair sales during the first half of fiscal 2008 as compared to the same period last year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first six months of fiscal 2008, as compared to the first six months of fiscal 2007, the cost of sales as a percent of sales increased approximately 2%, due to the higher level of new equipment activity in the weapons handling and hoist and winch operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. The gross margin of 41% for the first six months of fiscal 2008 as compared to 43% for the first six months of fiscal 2007 reflects the shift in sales more heavily weighted toward new equipment. While we have had better performance in the production of new equipment and overhaul and repair sales in the first half of fiscal 2008, an extended delay in certain appropriations associated with the 2008 Federal Government Defense budget will present an obstacle to achieving better operating performance in the last half of fiscal 2008, especially in regard to gross margins due to spare part sales having significantly higher gross profit margins than sales of new equipment.
General, administrative and selling expenses. Although general, administrative and selling expenses for the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 are essentially flat, the level for the first half of fiscal 2008 is approximately $0.4 million less than our plan and reflects measures taken by us at the beginning of the fiscal second quarter to contain or reduce costs as discussed in the net income section below. General, administrative and selling expenses for the first half of fiscal 2008 include costs of approximately $0.3 million associated with a threatened proxy contest which was settled during second quarter of fiscal 2008.
Interest expense. Required principal payments and strong cash flow allowed us to reduce our Senior Credit Facility by approximately $6.5 million during the twelve month period ended September 30, 2007. This pay down of debt is reflected in the $0.5 million decrease in interest expense for the first six months of fiscal 2008, as compared to the first six months of fiscal 2007.
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
Net Income. We reported net income of $1.4 million for the first six months of fiscal 2008 versus net income of $0.9 million for the first six months of fiscal 2007 which included a pretax charge of $1.3 million related to the refinancing of the Company’s debt. This increase in net income resulted from the reasons discussed above. In response to the order patterns mentioned below, in the beginning of the second quarter of fiscal 2008, we initiated certain cost cutting measures in an effort to improve operating results for the remainder of fiscal 2008. This involved a net reduction in our headcount of 14 people or about 7% of our work force. The personnel reductions were carefully considered and we feel that such a move will not inhibit our ability to meet the expected increased volume in the remainder of the fiscal year. We are also limiting discretionary spending wherever prudent.
New orders. New orders received during the first six months of fiscal 2008 totaled $35.8 million compared to $73.3 million for the same period in fiscal 2007 which included $21.5 million of orders for new equipment in the hoist and winch operating segment related to the Airbus A400M Military Transport Program, which is scheduled to commence shipping in calendar year 2009 and continue through 2020. Excluding the new orders from Airbus, orders for new equipment in the hoist and winch operating segment increased approximately $4.1 million in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007. This increase was offset by a decline in orders for new equipment in the cargo hook and weapons handling operating segments of approximately $3.9 million and $1.8 million, respectively. New orders for overhaul and repair decreased approximately $6.6 million in the first six months of fiscal 2008 as compared to the same period last year with $5.2 million due to decreased orders in the hoist and winch operating segment and $1.5 million due to decreased orders in the cargo hook operating segment. During the first half of fiscal 2008 as compared to the same prior year period, orders for spare parts in the hoist and winch operating segment declined approximately $6.3 million as did orders for spare parts in the cargo hook and weapons handling operating segments by approximately $0.9 million and $0.7 million, respectively. The demand for spare parts remained weak during the first six months of fiscal 2008 as reflected in the booking of new orders totaling approximately $6.9 million which was $4.5 million less than our plan of $11.4 million. While we remain confident that the unrealized portion of the spare part sales will eventually be ordered, it is not clear how much of it will fall into fiscal 2008 or 2009. The recovery of the shipping pattern to more historical trends has not yet occurred due, we believe, to a continued delay associated with the approval of the 2008 Federal Government Defense budget.
Backlog. Backlog at September 30, 2007 was $121.5 million, an increase of $2.3 million from the $119.2 million at March 31, 2007. The backlog at September 30, 2007 includes approximately $66.0 million relating to the Airbus Military Transport Program which is scheduled to commence shipping in calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $34.0 million of backlog at September 30, 2007 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first six months of fiscal 2008 was 1.1 as compared to 2.2 for the first six months of fiscal 2007. The decrease in the book to bill ratio was directly related to the lower order intake during the first six months of fiscal 2008, as compared to the first six months of fiscal 2007 which included a new order received for the Airbus program for $21.5 million. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
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
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at September 30, 2007 were $4.2 million and $5.8 million, respectively. The Senior Credit Facility prohibits the payment of dividends. The election of the new board members on September 12, 2007, would have constituted a technical default under the Senior Credit Facility for which we received a waiver on September 6, 2007. We were in compliance with all of the covenants in the Senior Credit Facility at September 30, 2007.
We are seeking a buyer for our facility in Union, New Jersey at a price not less than $10.5 million and on a condition that we can continue to occupy the facility under a lease for a period of time after the closing the sale.
Our common stock is listed on the American Stock Exchange (“AMEX”) under the trading symbol BZC.
Working Capital
Our working capital at September 30, 2007 was $23.6 million, as compared to $23.1 million at March 31, 2007. The ratio of current assets to current liabilities was 2.1 to 1 at September 30, 2007 and March 31, 2007.
Working capital changes during the first six months of fiscal 2008 resulted from a decrease in cash of $1.9 million, a decrease in accounts receivable of $1.3 million, an increase in inventory of $2.8 million, an increase in accounts payable of $1.2 million, and a decrease in accrued compensation of $0.9 million. In addition, the revolving portion of our Senior Credit Facility increased $0.9 million, and the current portion of the term loans under the Senior Credit Facility decreased $2.0 million.
The most significant impact on the $1.9 million cash decrease was due to the higher inventory level in the second quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred in the fourth quarter of fiscal 2007 as well as the improved timing of collections from our international customers. The increase in inventory is due to parts being purchased in advance as we continue to transition to a product mix more heavily weighted to new equipment sales which require longer lead time. The increase in accounts payable is reflective of the increased inventory as discussed above in order to meet shipping demands of the third quarter of fiscal 2008. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2008. The increase in the revolving portion of the Senior Credit Facility reflects the working capital demands of the Company. The decrease in the current portion of our Senior Credit Facility is due to the mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007.

The number of days that sales were outstanding in accounts receivable decreased to 50.1 days at September 30, 2007 from 52.2 days at March 31, 2007. The decrease in days was attributable to the 21% higher shipments made in March of fiscal 2007 as compared to September of fiscal 2008. Inventory turnover decreased to 1.7 turns for the second quarter of fiscal 2008 versus 2.2 turns for the second quarter of fiscal 2007. The decrease in inventory turns is reflective of the higher inventory levels due to the shift in product mix discussed above.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were approximately $0.2 million for the first six months of fiscal 2008, compared to $0.6 million for the first six months of fiscal 2007. Projects budgeted in fiscal 2008 total approximately $1.4 million.
Senior Credit Facility
Senior Credit Facility – On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 9.02% at September 30, 2007. As a result of this refinancing, in the first quarter of fiscal 2007, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007, of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of September 30, 2007.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. We had sufficient borrowing capacity under our Revolving Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. The election of the new board members on September 12, 2007, would have constituted a technical default under the Senior Credit Facility but for a waiver which we received on September 6, 2007. At September 30, 2007 we were in compliance with the provisions of the Senior Credit Facility. At September 30, 2007, there was $4.2 million in outstanding borrowings and $5.8 million in availability, under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At September 30, 2007, we had federal and state net operating loss carryforwards, or NOLs, of approximately $48.4 million and $87.3 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2008 is approximately $2.0 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of September 30, 2007 (in thousands):

		Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$34,275	$3,057	$6,114	$25,104	$—
Estimated interest payments on long-term debt (b)	8,583	2,727	4,687	1,169	—
Operating leases	254	71	133	50	—
Total	$43,112	$5,855	$10,934	$26,323	$—

(a)	Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 8.25%, the Company’s estimated blended interest rate.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.9%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $0.5 million, $1.6 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 30, 2007, the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, we have been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that we are a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. We estimate that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $0.1 million without discounting for present value and we have provided for these estimated costs in our accrual for environmental liabilities.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. At September 30, 2007, approximately $38.4 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.4 million based on the amount outstanding under the facility at September 30, 2007.
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
As of September 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first six months of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on September 12, 2007. As of the record date for determining the holders eligible to vote at the Annual Meeting, July 25, 2007, there were 9,301,721 shares of Common Stock outstanding.
(b) The following matters were voted upon at the meeting:
     (i) The first item considered was the election of the directors of the Company to serve until the next Annual Meeting of Shareholders and the election of successors. The results of the voting were as follows:

Director Nominee	Votes For	Withheld
William H. Alderman	8,145,501	38,379
Charles W. Grigg	7,940,083	243,797
Jay R. Harris	8,140,678	43,202
William J. Recker	7,951,891	231,989
Russell M. Sarachek	8,141,134	42,746
William M. Shockley	7,939,786	244,094
Frederick Wasserman	8,140,916	42,964
Robert L.G. White	8,143,272	40,608
     Each of the directors named above was nominated for election, and affirmative votes for their election as directors were required to be cast by certain stockholders, under the terms of a Settlement Agreement dated as of July 31, 2007, by and among the Company and certain of its stockholders, which agreement was previously filed as an exhibit to the Current Report on Form 8-K of the Company dated July 31, 2007 and disclosed in the Company’s definitive proxy statement relative to the Annual Meeting.
     (ii) The second item considered was the ratification of the Audit Committee’s selection of Margolis & Company P.C. as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008, which was approved with 8,161,032 shares voted in favor of such proposal, 1,055 shares voted against such proposal, and holders of 21,793 shares abstained.
Item 6. Exhibits

10.1	Waiver Under Amended and Restated Credit Agreement dated as of September 6, 2007 by and among the Company, the lenders listed on the signatory pages thereof, Wells Fargo Foothill, Inc., as the co-lead arranger and administrative agent for such lenders and AC Finance LLC, as co-lead arranger.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: November 7, 2007	By:	/s/ Joseph F. Spanier

Joseph F. Spanier, Executive Vice President, Chief Financial Officer and Treasurer *

*On behalf of the Registrant and as Principal Financial and Accounting Officer.