Form 10-Q
period 2007-12-30
BREEZE-EASTERN CORP
filed 2008-02-06
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☑                    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of February 4, 2008, the total number of outstanding shares of registrant’s one class of common stock was 9,330,992.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation, formerly TransTechnology Corporation, and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the periods ended December 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2007.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 30, 2007	December 31, 2006	December 30, 2007	December 31, 2006
Net sales	$18,061	$18,894	$51,556	$52,818
Cost of sales	9,919	10,079	29,763	29,404

Gross profit	8,142	8,815	21,793	23,414

General, administrative and selling expenses	4,714	5,050	14,069	14,385
Interest expense	846	1,000	2,670	3,286
Other expense — net	38	62	107	141
Loss on extinguishment of debt	—	—	—	1,331

Income before income taxes	2,544	2,703	4,947	4,271
Income tax provision	1,018	1,081	1,979	1,708

Net income	$1,526	$1,622	$2,968	$2,563

Earnings per share:
Basic:
Net income per share:	$0.16	$0.17	$0.32	$0.28

Diluted:
Net income per share:	$0.16	$0.17	$0.32	$0.27

Weighted — average basic shares outstanding	9,327,000	9,275,000	9,308,000	9,252,000
Weighted — average diluted shares outstanding	9,404,000	9,383,000	9,395,000	9,353,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
ASSETS	December 30, 2007	March 31, 2007

CURRENT ASSETS:
Cash and cash equivalents	$2,000	$2,127
Accounts receivable (net of allowance for doubtful accounts of $77 at December 30, 2007 and $72 at March 31, 2007)	11,881	14,761
Inventories	22,261	20,517
Prepaid expenses and other current assets	592	369
Deferred income taxes	6,673	7,181

Total current assets	43,407	44,955

PROPERTY:
Property, plant and equipment	18,052	17,274
Less accumulated depreciation and amortization	13,398	12,495

Property , plant and equipment — net	4,654	4,779

OTHER ASSETS:
Deferred income taxes	19,447	20,808
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	6,266	5,527

Total other assets	30,115	30,737

TOTAL	$78,176	$80,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$4,072	$3,289
Current portion of long-term debt	3,057	5,057
Accounts payable — trade	3,728	4,989
Accrued compensation	2,665	3,486
Accrued income taxes	100	447
Accrued interest	219	295
Other current liabilities	4,267	4,252

Total current liabilities	18,108	21,815

LONG-TERM DEBT PAYABLE TO BANKS	30,454	32,750

OTHER LONG-TERM LIABILITIES	9,475	9,007

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,738,982 at December 30, 2007 and 9,670,566 shares at March 31, 2007	97	97
Additional paid-in capital	92,842	92,111
Accumulated deficit	(66,053)	(68,772)
Accumulated other comprehensive loss	(48)	(48)

	26,838	23,388
Less treasury stock, at cost - 412,323 at December 30, 2007 and 395,135 shares at March 31, 2007	(6,699)	(6,489)

Total stockholders’ equity	20,139	16,899

TOTAL	$78,176	$80,471

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine months ended
	December 30, 2007	December 31, 2006

Cash flows from operating activities:
Net income	$2,968	$2,563
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	—	944
Depreciation and amortization	987	1,132
Noncash interest expense, net	79	75
Stock based compensation	463	230
Loss on disposal of fixed asset	—	1
Provision for losses on accounts receivable	10	4
Deferred taxes-net	1,869	1,709
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	2,870	2,687
Increase in inventories	(1,744)	(2,194)
Increase in other assets	(1,033)	(175)
Decrease in accounts payable	(1,377)	(2,668)
Decrease in accrued compensation	(821)	(924)
Decrease in income taxes payable	(77)	(517)
(Decrease) increase in other liabilities	(199)	124

Net cash provided by operating activities	3,995	2,991

Cash flows from investing activities:
Capital expenditures	(672)	(987)
Decrease in restricted cash	4	499

Net cash used in investing activities	(668)	(488)

Cash flows from financing activities:
Payments on long-term debt	(4,296)	(43,103)
Proceeds from long-term debt and borrowings	—	40,000
Borrowings of other debt	782	2,599
Payment of debt issue costs	—	(419)
Expenses related to the private placement of common stock	(5)	—
Exercise of stock options	65	123

Net cash used in financing activities	(3,454)	(800)

(Decrease) increase in cash	(127)	1,703
Cash at beginning of period	2,127	161

Cash at end of period	$2,000	$1,864

Supplemental information:
Interest payments	$2,659	$3,515
Income tax payments	$189	$517
Non-cash financing activity for stock option exercise	$210	$62
Non-cash investing activity for additions to property plant and equipment	$122	$34

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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,327,000	9,275,000	9,308,000	9,252,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,327,000	9,275,000	9,308,000	9,252,000

Stock options*	77,000	108,000	87,000	101,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,404,000	9,383,000	9,395,000	9,353,000

*	During the three and nine month periods ended December 30, 2007, options to purchase 171,000 and 99,000 shares of common stock, respectively, and during the three and nine month periods ended December 31, 2006, options to purchase 26,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.

NOTE 2. Stock-Based Compensation
Net income for the three and nine month periods ended December 30, 2007 and December 31, 2006 includes $0.1 million net of tax, or $0.01 per diluted share, and $0.3 million net of tax, or $0.03 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
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

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	48.9%	51.0%
Risk-free interest rate	4.7%	5.1%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2007	364,996	$814	7	$8.91
Granted	75,000	—	—	$12.04
Exercised	(44,085)	$265	—	$6.22
Canceled or expired	(2,000)	—	—	$10.12

Outstanding at December 30, 2007	393,911	$837	6	$9.80

Options exercisable at December 30, 2007	257,285	$775	5	$8.97
Unvested options expected to become exercisable after December 30, 2007	136,626	$62	9	$11.35
Shares available for future option grants at December 30, 2007 (a)	642,137

(a)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first nine months of fiscal 2008 was approximately $65,000. In lieu of a cash payment for stock option exercises, the Company received 17,188 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first nine months of fiscal 2008.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first nine months of fiscal 2008 and fiscal 2007, compensation expense associated with stock options was approximately $0.3 million and $0.2 million, respectively, before taxes of approximately $0.1 million, and such expense was recorded in general, administrative and selling expenses. As of December 30, 2007 there was approximately $0.7 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.9 years.
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

A summary of restricted stock award activity under all plans is as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested at March 31, 2007	24,305	$10.93
Granted	24,331	$12.40
Vested	(21,737)	$11.04
Cancelled	—	—

Non-vested at December 30, 2007	26,899	$12.17

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of December 30, 2007, there was approximately $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.3 years.
NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	December 30,	March 31,
	2007	2007

Finished goods	$—	$—
Work in process	3,180	2,139
Purchased and manufactured parts	19,081	18,378

Total	$22,261	$20,517

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and nine month periods ended December 30, 2007 was $0.4 million and $0.9 million, respectively, and for the three and nine month periods ended December 31, 2006, depreciation expense was $0.3 million and $0.8 million, respectively.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 30, 2007 are summarized as follows (in thousands):

Balance at March 31, 2007	$475
Warranty costs incurred	(235)
Change in estimates to pre-existing warranties	(16)
Product warranty accrual	144

Balance at December 30, 2007	$368

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
At December 30, 2007, the Company had federal and state net operating loss carryforwards, or NOLs, of approximately $44.7 million and $83.2 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2009 is approximately $49.4 million against which the Company has a valuation allowance. The NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is the Company’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	December 30, 2007	March 31, 2007
Senior Credit Facility	$37,583	$41,096
Less current maturities	7,129	8,346

Total long-term debt	$30,454	$32,750

Credit Facility — On May 1, 2006, the Company refinanced and paid in full its former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.4% at December 30, 2007 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of December 30, 2007.

The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. The current estimated mandatory prepayment for fiscal 2008 is approximately $2.4 million. The Company expects to have sufficient borrowing capacity under the revolving portion of its Senior Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. At December 30, 2007, the Company was in compliance with the provisions of the Senior Credit Facility. At December 30, 2007, there was $4.1 million in outstanding borrowings and $5.9 million in availability, under the revolving portion of the Senior Credit Facility.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.6 million for the three and nine month periods ended December 30, 2007 and December 31, 2006, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the pension plan of $4.3 million at December 30, 2007 and $3.9 million at March 31, 2007. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Components of net periodic benefit costs:

Interest Cost	$13	$10	$39	$31

Amortization of net (gain) loss	—	(10)	—	(31)

Net periodic benefit cost	$13	$—	$39	$—

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December31,
	2007	2006	2007	2006

Components of net periodic benefit costs:

Interest Cost	$47	$31	$136	$92

Amortization of net loss	—	1	—	3

Net periodic benefit cost	$47	$32	$136	$95

NOTE 9. New Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of the provisions of SFAS 160 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. This standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company on April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the Company’s fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.7%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $0.5 million, $1.6 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 30, 2007, the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Revenues from the three operating segments for the three and nine month periods ended December 30, 2007 and December 31, 2006 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Hoist and Winch	$12,608	$12,511	$36,638	$37,283

Cargo Hooks	2,774	4,467	9,265	11,814

Weapons Handling	2,522	1,422	4,949	2,299

Other Sales	157	494	704	1,422

Total	$18,061	$18,894	$51,556	$52,818

During the three month period ended December 30, 2007, 28%, 19% and 13% of net sales were made to three major customers, respectively. During the nine month period ended December 30, 2007, net sales to one customer accounted for 24% of total revenues and another customer accounted for 21% of total revenues. During the three and nine month periods ended December 31, 2006, net sales to one customer accounted for 38% and 34%, respectively, of total revenues and another accounted for 22% and 22%, respectively, of total revenues.
Net sales below show the geographic location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	December 30,	December 31,	December 30,	December 31,
	2007	2006	2007	2006

Location:
United States	$9,967	$11,955	$27,661	$29,817
England	1,410	3,121	3,110	5,644
Italy	2,031	1,389	6,955	7,115
Other European Countries	986	880	5,237	4,371
Pacific and Far East	1,296	538	2,810	2,831
Other non-United States	2,371	1,011	5,783	3,040

Total	$18,061	$18,894	$51,556	$52,818

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
Any number of factors could affect future operations and results, including, without limitation, closing on the contract for the sale of the Company’s Union, New Jersey facility, competition from other companies; changes in applicable laws, rules, and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business; interest rate trends; order flow associated with the delay in enactment of the 2008 Federal Defense budget; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed or referenced elsewhere in this Report.
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
Results of Operations
Three Months Ended December 30, 2007 Compared with Three Months Ended December 31, 2006 (in thousands)

	Three Months Ended		Increase
	December 30,	December 31,	(decrease)
	2007	2006	$	%
New Equipment	$11,026	$8,318	$2,708	32.6
Spare Parts	3,527	7,250	(3,723)	(51.4)
Overhaul and Repair	3,403	3,233	170	5.3
Engineering Services	105	93	12	12.9

Net Sales	18,061	18,894	(833)	(4.4)
Cost of Sales	9,919	10,079	(160)	(1.6)
Gross Profit	8,142	8,815	(673)	(7.6)
General, administrative and selling expenses	4,714	5,050	(336)	(6.7)
Interest expense	846	1,000	(154)	(15.4)
Net income	$1,526	$1,622	$(96)	(5.9)
Net Sales. Sales of $18.1 million for the third quarter of fiscal 2008 declined slightly from sales of $18.9 million in the third quarter of fiscal 2007. In the third quarter of fiscal 2008, we continued to experience a shift in product mix whereby sales of new equipment accounted for 61% of total net sales for the quarter versus 44% for the third quarter of fiscal 2007. The overall $2.7 million increase in sales of new equipment for the third quarter of fiscal 2008 as compared to the same period last year was driven by $2.9 million in higher shipments in the hoist and winch operating segment and $1.4 million in the weapons handling operating segment. This increase was partially offset by a decline of $1.6 million of new equipment sales in the cargo hook operating segment. Shipments in the hoist and winch operating segment of overhaul and repair increased $0.4 million, but were partially offset by $0.2 million of decreased shipments in the cargo hook operating segment of overhaul and repair during the third quarter of fiscal 2008 as compared to the same period last year. Spare parts sales in the hoist and winch operating segment decreased

$3.2 million for the third quarter of fiscal 2008 as compared to the same period last year as the demand for spare parts remained weak due primarily, we believe, to the delay in passage of the 2008 Federal Government Defense budget, formally known as the National Defense Authorization Act for Fiscal Year 2008, which was signed into law in late January 2008. The Act authorizes funding for the defense of the United States and its interests abroad, for military construction, and for national security-related energy programs. The decline in hoist and winch related spare part sales had the biggest impact on the shift in our product sales mix during the fiscal third quarter.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, the cost of sales as a percent of sales increased approximately 1.6%, due to the higher levels of new equipment activity in the hoist and winch and weapons handling operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 37% and spare parts ranging from 64% to 68%. The relative balance, or mix, of this activity, in turn, will have an impact on gross profit and gross profit margins. The lower spare part sales in the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007, resulted in a decrease in the overall gross margin of approximately 2%. Legislation authorizing appropriations under the 2008 Federal Government Defense budget became effective during the fourth quarter of fiscal 2008. Notwithstanding this recent development, the extended delay in certain appropriations associated with the Defense budget will present an obstacle to achieving better operating performance in the last quarter of fiscal 2008, especially in regard to gross margins due to spare part sales having significantly higher gross profit margins than sales of new equipment. While the demand for spare parts was lower in the third quarter of fiscal 2008 compared to the same period last year, our overall gross margin for the third quarter of fiscal 2008 was 45%, which was principally the result of better performance, in both cost and pricing, in the production of new equipment, spare parts and overhaul and repair sales.
General, administrative and selling expenses. The $0.3 million decrease in general, administrative and selling expenses for the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007, was mainly due to lower costs related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
Interest expense. Required principal payments and strong cash flow allowed us to reduce our Senior Credit Facility by approximately $6.0 million during the twelve month period ended December 30, 2007. This pay down of debt is reflected in the $0.2 million decrease in interest expense for third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007.
Net Income. We reported net income of $1.5 million in the third quarter of fiscal 2008 versus net income of $1.6 million in the third quarter of fiscal 2007. This decrease in net income resulted from the reasons discussed above. In view of the order patterns discussed in this report, we continue to limit discretionary spending wherever prudent.
New orders. New orders received during the third quarter of fiscal 2008 totaled $19.1 million, as compared with $9.8 million in the third quarter of fiscal 2007. Orders for new equipment increased $1.3 million in the hoist and winch operating segment and remained essentially unchanged in the cargo hook and weapons handling operating segments in the third quarter of fiscal 2008 as compared to the same period in the prior fiscal year. New orders for overhaul and repair in the hoist and winch and cargo hook operating segments increased $0.6 million and $0.4 million, respectively, during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. Orders for spare parts in the hoist and winch and weapons handling operating segments increased $2.4 million and $0.6 million, respectively, but were partially offset by a $0.3 million decrease in orders for spare parts in the cargo hook operating segment during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase in new orders in the spare parts operating segment during the third quarter as compared to the same period last year was the result of a $4.2 million multi year spare parts support contract from Westland Helicopter for a support contract for the UK Ministry of Defense. Excluding the $4.2 million order from Westland Helicopter, the demand for spare parts remained weak during the third quarter of fiscal 2008 as reflected in the booking of new orders that totaled approximately $1.4 million which was $1.5 million less than new orders received in the third quarter of fiscal 2007. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is clear that much of the delayed order flow previously expected in fiscal 2008 will fall into fiscal 2009. The recovery of the shipping pattern to more historical trends has not yet occurred due, we believe, to the delayed approval of appropriations under the 2008 Federal Government Defense budget, which was authorized by legislation that became effective in late January 2008.
Backlog. Backlog at December 30, 2007 was $122.5 million, an increase of $3.3 million from the $119.2 million at March 31, 2007. The backlog at December 30, 2007 includes approximately $66.4 million relating to the Airbus A400M Military Transport Program which is scheduled to commence shipping in late calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $37.3 million of backlog at December 30, 2007 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the third quarter of fiscal 2008 was 1.1 as compared to 0.5 for the third quarter of fiscal 2007. The increase in the book to bill ratio was directly related to the 94% higher order intake during the third quarter of fiscal 2008, as compared to the third quarter of fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Nine Months Ended December 30, 2007 Compared with Nine Months Ended December 31, 2006 (in thousands)

	Nine Months Ended		Increase
	December 30,	December 31,	(decrease)
	2007	2006	$	%
New Equipment	$29,037	$24,021	$5,016	20.9
Spare Parts	11,613	17,529	(5,916)	(33.7)
Overhaul and Repair	10,507	10,953	(446)	(4.1)
Engineering Services	399	315	84	26.7

Net Sales	51,556	52,818	(1,262)	(2.4)
Cost of Sales	29,763	29,404	359	1.2
Gross Profit	21,793	23,414	(1,621)	(6.9)
General, administrative and selling expenses	14,069	14,385	(316)	(2.2)
Interest expense	2,670	3,286	(616)	(18.7)
Loss on extinguishment of debt	—	1,331	(1,331)	(100.0)
Net income	$2,968	$2,563	$405	15.8
Net Sales. Sales of $51.6 million for the first nine months of fiscal 2008 declined slightly from sales of $52.8 million in the first nine months of fiscal 2007. In the first nine months of fiscal 2008, we continued to experience a shift in product mix whereby sales of new equipment accounted for 56% of total net sales versus 45% for the first nine months of fiscal 2007. The $5.0 million increase in sales of new equipment for the nine month period ended December 30, 2007 as compared to the same period last year was driven by $3.9 million in higher shipments in the hoist and winch operating segment and a $3.3 million increase in the weapons handling operating segment. This increase was partially offset by a decline of $2.2 million of new equipment sales in the cargo hook operating segment. A decrease in overhaul and repair sales in the cargo hook operating segment of $0.7 million, which was offset slightly by an increase in sales in the hoist and winch operating segment of $0.2 million, accounted for the overall $0.5 million decline in overhaul and repair sales during the first nine months of fiscal 2008 as compared to the same period last year. During the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, spare parts sales decreased approximately $5.9 million with shipments in the hoist and winch operating segment accounting for approximately $4.8 million of the decrease and lower shipments of spare parts in the weapons handling and cargo hook operating segments accounting for $0.7 million and $0.4 million, respectively. The demand for spare parts remained weak due primarily, we believe, to the delay in passage of the 2008 Federal Government Defense budget, which was authorized by legislation that became effective in late January 2008. The decline in hoist and winch-related spare part sales had the biggest impact on the shift in our product sales mix during the period.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, the cost of sales as a percent of sales increased approximately 2%, due to the higher level of new equipment activity in the hoist and winch and weapons handling operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 37% and spare parts ranging from 64% to 68%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. The gross margin of 42% for the first nine months of fiscal 2008, as compared to 44% for the first nine months of fiscal 2007, reflects the shift in sales more heavily weighted toward new equipment. While we have had better performance, both in cost and pricing, in the production of new equipment, spare parts and overhaul and repair sales in the first nine months of fiscal 2008, the extended delay in certain appropriations associated with the 2008 Federal Government Defense budget, which was authorized by legislation that became effective in late January 2008, will present an obstacle to achieving better operating performance in the last quarter of fiscal 2008, especially in regard to gross margins due to spare part sales having significantly higher gross profit margins than sales of new equipment.
General, administrative and selling expenses. General, administrative and selling expenses for the first nine months of fiscal 2008 decreased approximately $0.3 million as compared to the first nine months of fiscal 2007, and were approximately $0.5 million less than our plan, reflecting measures we have taken to contain or reduce costs as discussed in the net income section below. General, administrative and selling expenses for the first nine months of fiscal 2008 include costs of approximately $0.3 million associated with a threatened proxy contest which was settled during second quarter of fiscal 2008.
Interest expense. Required principal payments and strong cash flow allowed us to reduce our Senior Credit Facility by approximately $6.0 million during the twelve month period ended December 30, 2007. This pay down of debt is reflected in the $0.6 million decrease in interest expense for the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007.
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
Net Income. We reported net income of $3.0 million for the first nine months of fiscal 2008 versus net income of $2.6 million for the first nine months of fiscal 2007 which included a pretax charge of $1.3 million related to the refinancing of the Company’s debt. This increase in net income resulted from the reasons discussed above. In response to the order patterns mentioned below, in the beginning of the second quarter of fiscal 2008, we initiated certain cost cutting measures in an effort to improve operating results for the remainder of fiscal 2008. These measures involved a net reduction in our headcount of 14 people or about 7% of our work force. The personnel reductions were carefully considered and we feel that such a move will not inhibit our ability to meet the expected volume in the remainder of the fiscal year. We are also limiting discretionary spending wherever prudent.
New orders. New orders received during the first nine months of fiscal 2008 totaled $54.8 million compared to $83.1 million for the same period in fiscal 2007. New orders in the prior period included $21.5 million of orders for new equipment in the hoist and winch operating segment related to the Airbus A400M Military Transport Program, which is scheduled to commence shipping in late calendar year 2009 and continue through 2020. Excluding the new orders from Airbus, orders for new equipment in the hoist and winch operating segment increased approximately $5.4 million in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This increase was offset by a decline in orders for new equipment in the cargo hook and weapons handling operating segments of approximately $3.8 million and $1.7 million, respectively. New orders for overhaul and repair decreased approximately $5.5 million in the first nine months of fiscal 2008 as compared to the same period last year with $4.5 million due to decreased orders in the hoist and winch operating segment and $1.0 million due to decreased orders in the cargo hook operating segment. During the first nine months of fiscal 2008 as compared to the same prior year period, orders for spare parts in the hoist and winch operating segment declined approximately $3.9 million and orders for spare parts in the cargo hook operating segment declined by approximately $1.2 million. The demand for spare parts remained weak during the first nine months of fiscal 2008 as reflected in the booking of new orders totaling approximately $12.5 million which was $4.6 million less than our plan of $17.2 million. While we remain confident that the unrealized portion of the spare part sales will eventually be ordered, it is clear that much of the delayed order flow previously expected in fiscal 2008 will fall into fiscal 2009. The recovery of the shipping pattern to more historical trends has not yet occurred due, we believe, to a delay associated with the approval of the 2008 Federal Government Defense budget, which was authorized by legislation that became effective in late January 2008.
Backlog. Backlog at December 30, 2007 was $122.5 million, an increase of $3.3 million from the $119.2 million at March 31, 2007. The backlog at December 30, 2007 includes approximately $66.4 million relating to the Airbus A400M Military Transport Program which is scheduled to commence shipping in late calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $37.3 million of backlog at December 30, 2007 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first nine months of fiscal 2008 was 1.1 as compared to 1.6 for the first nine months of fiscal 2007. The decrease in the book to bill ratio was directly related to the lower order intake during the first nine months of fiscal 2008, as compared to the first nine months of fiscal 2007, which included a new order received for the Airbus program for $21.5 million. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
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
Borrowings and availability under the revolving portion of our Senior Credit Facility (as defined below) at December 30, 2007 were $4.1 million and $5.9 million, respectively. The Senior Credit Facility prohibits the payment of dividends. We were in compliance with all of the covenants in the Senior Credit Facility at December 30, 2007.

We have entered into an agreement of sale with an unaffiliated third-party to sell our headquarters facility and plant in Union, New Jersey. The sale is contingent upon the fulfillment of several conditions, including the completion of due diligence by the third-party and certain environmental requirements. If these contingencies are timely satisfied, it is anticipated that the transaction will close in our fiscal fourth quarter ending March 31, 2008. The agreement of sale contains no financing contingency. The contracted sales price for the facility is $10,500,000 and the agreement of sale includes a provision that we can lease the facility for up to two years after closing, pending our relocation to a new site, yet to be selected, that will be better suited to our current and expected needs. The lenders under the Senior Credit Facility have consented to the sale transaction.
Our common stock is listed on the American Stock Exchange (“AMEX”) under the trading symbol BZC.
Working Capital
Our working capital at December 30, 2007 was $25.3 million, as compared to $23.1 million at March 31, 2007. The ratio of current assets to current liabilities was 2.4 to 1 at December 30, 2007 and 2.1 to 1 at March 31, 2007.
Working capital changes during the first nine months of fiscal 2008 resulted from a decrease in accounts receivable of $2.9 million, an increase in inventory of $1.7 million, a decrease in accounts payable of $1.3 million, and a decrease in accrued compensation of $0.8 million. In addition, the revolving portion of our Senior Credit Facility increased $0.8 million, and the current portion of the term loans under the Senior Credit Facility decreased $2.0 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred in the fourth quarter of fiscal 2007 as well as the improved timing of collections from our customers. The increase in inventory is due to parts being purchased in advance during the first half of fiscal 2008, as we transitioned to a product mix more heavily weighted to new equipment sales which require longer lead time. The decrease in accounts payable is reflective of our current shipment pattern , as we begin to work down the inventory levels that were previously built up to accommodate the product sales mix as discussed above. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2008. The increase in the revolving portion of the Senior Credit Facility reflects the working capital demands of the Company. The decrease in the current portion of our Senior Credit Facility is due to the mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007.
The number of days that sales were outstanding in accounts receivable decreased to 42.7 days at December 30, 2007 from 52.2 days at March 31, 2007. The decrease in days was attributable to higher shipments made in March of fiscal 2007 as compared to December of fiscal 2008, as well as improved timing of collections from our customers. Inventory turnover decreased to 1.8 turns at December 30, 2007 versus 2.0 turns at December 31, 2006. The decrease in inventory turns is reflective of the higher inventory levels due to the shift in product mix discussed above.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were approximately $0.7 million for the first nine months of fiscal 2008, compared to $1.0 million for the first nine months of fiscal 2007. Projects budgeted in fiscal 2008 total approximately $1.4 million.
Senior Credit Facility
Senior Credit Facility — On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 8.4% at December 30, 2007. As a result of this refinancing, in the first quarter of fiscal 2007, the Company recorded a pre-tax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of pre-payment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007, of approximately $2.0 million, as discussed below, which was paid in July 2007. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of December 30, 2007.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. The current estimated mandatory prepayment for fiscal 2008 is approximately $2.4 million. We expect to have sufficient borrowing capacity under the revolving portion of our Senior Credit Facility to make this payment.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. At December 30, 2007 we were in compliance with the provisions of the Senior Credit Facility. At December 30, 2007, there was $4.1 million in outstanding borrowings and $5.9 million in availability, under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At December 30, 2007, we had federal and state net operating loss carryforwards, or NOLs, of approximately $44.7 million and $83.2 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2008 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2009 is approximately $49.4 million against which we have a valuation allowance. The NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.9 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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

Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of December 30, 2007 (in thousands):

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$33,511	$3,057	$6,114	$24,340	$—
Estimated interest payments on long-term debt (b)	7,252	2,453	4,199	600	—
Operating leases	425	146	242	37	—
Total	$41,188	$5,656	$10,555	$24,977	$—

(a)	Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 7.6%, the Company’s estimated blended interest rate.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.7%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $0.5 million, $1.6 million, $0.9 million, $0.8 million, and $0.8 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 30, 2007, the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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

Recently Issued Accounting Standards
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on our financial position, results of operations, or cash flows.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. The adoption of the provisions of SFAS 160 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. This standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for us on April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 158 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material effect on our financial position, results of operations or cash flows.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. At December 30, 2007, approximately $37.6 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.4 million based on the amount outstanding under the facility at December 30, 2007.
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
As of December 30, 2007, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first nine months of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 6. Exhibits
10.1	Waiver Under Amended and Restated Credit Agreement dated as of October 17, 2007 by and among the Company, the lenders listed on the signatory pages thereof, Wells Fargo Foothill, Inc., as the co-lead arranger and administrative agent for such lenders and AC Finance LLC, as co-lead arranger.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: February 6, 2008	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President, Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.