Form 10-K
period 2008-03-31
BREEZE-EASTERN CORP
filed 2008-06-04
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2008
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the American Stock exchange on such date, was $60,916,598. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of May 21, 2008, the registrant had 9,338,992 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Executive Officers of the Registrant
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Disclosure Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
EX-3.2: BYLAWS
EX-10.25: NET LEASE AGREEMENT
EX-23.1: CONSENT OF MARGOLIS & COMPANY P.C.
EX-23.2: CONSENT OF DELOITTE & TOUCHE LLP
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:
Certain of the statements contained in the body of this Annual Report on Form 10-K for the fiscal year ended March 31, 2008 (“Report”) are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.
ITEM 1. BUSINESS
GENERAL
Breeze-Eastern Corporation, formerly TransTechnology Corporation, designs, develops, manufactures, sells and services sophisticated lifting equipment for specialty aerospace and defense applications. The Company was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the “Company” or the “Registrant” or “Breeze-Eastern” refer to Breeze-Eastern Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company’s fiscal year ends on March 31. Accordingly, all references to years in this Report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
CORE BUSINESS
Breeze-Eastern’s core business is aerospace and defense products. Breeze-Eastern is the world’s leading designer, manufacturer, service provider, and supplier of performance-critical rescue hoists and cargo hook systems. Breeze-Eastern also manufactures weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, and testing of our products. Further, we are at work on designing the next generation of rescue hoists in order to enable us to maintain our core business.
PRODUCTS
Breeze-Eastern has three operating segments which it aggregates into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products. Breeze-Eastern’s weapons handling systems range from weapons handling equipment on fighting vehicles to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109 Power, Agusta A119, and AgustaWestland AW139 helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems, and the United States High Mobility Artillery Rocket System (HIMARS), which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern’s external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures aircraft and cargo tie-downs.
Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors for all operating segments.
The Company’s product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2008, the backlog of unfilled orders was $124.3 million (of which $87.2 million is not expected to ship within fiscal 2009), compared to $119.2 million at March 31, 2007. The increase in the backlog is mainly attributable to a $3.7 million contract for the system design and development of a recovery winch for the Field Recovery and Maintenance Recovery Vehicle (FRMV) being developed for the U.S. Army under the Future Combat Systems (FCS) program. Also included in the backlog at March 31, 2008 are three orders totaling approximately $65.0 million related to the Airbus A400M aircraft. These three orders are scheduled to be shipped starting in late calendar 2009 and continuing through 2020.
MAJOR CUSTOMERS
Breeze-Eastern has two major customers, the U.S. Government and Finmeccanica SpA, representing 26% and 19%, respectively, of the total consolidated net sales for fiscal 2008.
COMPONENTS, RAW MATERIAL AND SEASONALITY
The various component parts and, to some extent, assembly of components and subsystems by subcontractors used by the Company to produce its products are generally available from more than one source. In those instances where only a single source for any material is available, such items can generally be redesigned to accommodate materials made by other suppliers, although this may lead to delays in meeting the requirements of our customers. In some cases, the Company stocks an adequate supply of the single source materials for use until a new supplier can be approved.
In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in fiscal 2009.
EMPLOYEES
At March 31, 2008, the Company had approximately 192 salaried and hourly employees. The United Auto Workers (UAW) represents certain hourly employees at our sole facility in Union, New Jersey. A five year labor agreement was reached with the UAW in October 2004. The Company considers its relationship with its employees to be good.
FOREIGN OPERATIONS AND SALES
The Company has no foreign-based operations. The Company had export sales of $34.5 million, $31.7 million, and $30.9 million in fiscal 2008, 2007, and 2006, respectively, representing 45%, 43%, and 48% of the Company’s consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold by the Company in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 13 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
OTHER INFORMATION
Financial results, news, and other information about Breeze-Eastern can be accessed from the Company’s web site at
http://www.breeze-eastern.com. This site includes important information on products and services, financial reports, news releases, and career opportunities. The Company’s periodic and current reports, including exhibits and supplemental schedules filed herewith, and amendments to those reports, filed with the Securities and Exchange Commission (SEC) are available on the Company’s web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through the Company’s web site is not incorporated by reference in this Report and, accordingly, you should not consider that information part of this Report. The reports noted above may also be obtained at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements, and information regarding SEC registrants, including Breeze-Eastern.
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
A substantial amount of our revenue is derived from U.S. Government contracts.
Approximately 26% of our consolidated net sales in 2008, as compared to 33% and 29% in 2007 and 2006, respectively, were derived from sales to the U.S. Government, principally the military services of the Department of Defense, and are therefore affected by, among other things, the federal budget authorization and appropriation processes. These contracts typically contain precise performance specifications and are subject to customary provisions which give the U.S. Government the contractual right of termination for convenience. In the event of termination for convenience, we are typically protected by provisions allowing reimbursement for costs incurred as well as payment of any applicable fees or profits. A decrease in the U.S. Government defense spending, changes in spending allocation or the termination, postponement, or failure by the U.S. Government to fund one or more significant contracts could have a material adverse effect on the Company’s results of operations.
Cancellations of purchase orders or reductions of product quantity requirements in existing contracts could materially reduce our backlog.
A discussion of the risks associated with the Company’s backlog is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Report.
Our potential tax benefits from net operating loss carry forwards are subject to a number of risks.
A discussion of the risks attendant to realization of the tax benefit from net operating losses is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Report.
We may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired by the Company).
Due primarily to federal and state legislation which imposes liability, regardless of fault, upon commercial product manufacturers for environmental impact caused by chemicals, processes, and practices that were commonly and lawfully used prior to the enactment of such legislation, the Company may be liable for all or a portion of the environmental clean-up costs at sites previously owned or leased by the Company (or by corporations acquired or sold by the Company). The Company’s contingencies associated with environmental matters are described in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
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
We depend on component availability, subcontractor performance and our key suppliers to manufacture and deliver our products and services.
We are dependent upon the delivery of component parts by suppliers and, to some extent, the assembly of components and subsystems used by us in the manufacture of our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, the development of alternatives could cause delays in meeting the requirements of our customers. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
The following table sets forth certain information concerning the Company’s principal facilities:

Location	Use of Premises	Owned or Leased	Sq. Ft
Union, New Jersey	Executive offices, Breeze-Eastern offices, and manufacturing plant	Leased	188,000
In February 2008, the Company completed the sale of its headquarters facility and plant located in Union, New Jersey. As provided in the sale agreement, the Company can lease the facility for up to two years after closing, pending the Company’s relocation to a new site, yet to be selected, that will be better suited to its current and expected needs. The Company believes that it will be able to enter into a lease for an alternative location at market terms. The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York, and New Jersey. In some instances, the properties are under contract for sale or are being prepared for sale.
ITEM 3. LEGAL PROCEEDINGS
The information required has been included in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the Company’s security holders during the three-month period ended March 31, 2008.
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company	Age
Robert L. G. White	Director, Chief Executive Officer and President	66
Joseph F. Spanier	Executive Vice President, Chief Financial Officer and Treasurer	61
Gerald C. Harvey	Executive Vice President, General Counsel and Secretary	58
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

	High	Low
Fiscal 2007
First Quarter	$10.75	$8.95
Second Quarter	12.45	10.25
Third Quarter	12.40	10.29
Fourth Quarter	10.65	9.88
Fiscal 2008
First Quarter	$14.50	$10.20
Second Quarter	14.50	10.20
Third Quarter	12.08	10.95
Fourth Quarter	12.17	10.11
As of May 21, 2008, the number of stockholders of record of the Company’s common stock was 1,377. On May 21, 2008, the closing sales price of a share of common stock was $11.72 per share.
Our Senior Credit Facility prohibits the payment of dividends (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Senior Credit Facility,” below).
Stock Performance Graph
The following Stock Performance Graph shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference to such a filing.
This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2003 through March 31, 2008, with the cumulative return on a Peer Issuer Group Index. The peer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on
April 1, 2003.

Companies in the New Peer Group include Curtiss-Wright Corp., Ducommun Inc., HEICO Corp., Ladish Co. Inc., Moog Inc., SIFCO Industries Inc., and Triumph Group, Inc..

Companies in the Old Peer Group include those listed in the New Peer Group, EDO Corporation and United Industrial Corporation, both of which were acquired and are no longer publicly traded.

ITEM 6. SELECTED FINANCIAL DATA

	Years ended March 31,
(In thousands, except per share amounts)	2008	2007	2006	2005	2004
Results from Operations
Net sales	$75,974	$73,339	$64,418	$62,932	$64,606
Gross profit	$32,517	$32,486	$27,961	$26,755	$28,103
Interest expense	$3,311	$4,231	$9,320	$10,469	$10,431
Gain on sale of facility	$(6,811)	$—	$—	$—	$—
Loss on extinguishment of debt	$—	$1,331	$396	$2,185	$—
Net income (loss)	$9,442	$3,961	$1,292	$(2,776)	$1,744
Net income (loss) per share
Basic	$1.01	$0.43	$0.18	$(0.42)	$0.26
Diluted:	$1.00	$0.42	$0.18	$(0.42)	$0.26

Shares outstanding at year-end	9,339	9,275	9,229	6,697	6,498

Financial Position
Total assets	$76,190	$80,471	$81,945	$76,438	$77,209
Working Capital	$28,544	$23,140	$17,100	$16,356	$22,173
Long-term debt	$19,849	$32,750	$39,415	$57,868	$56,472
Stockholders’ equity (deficit)	$26,892	$16,899	$12,328	$(6,359)	$(3,787)
Book value per share outstanding at year end	$2.88	$1.82	$1.34	$(0.95)	$(0.58)

Ratios
Current Ratio	2.48	2.06	1.80	2.15	2.59
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
This Annual Report on Form 10-K and the information we are incorporating herein by reference contain forward-looking statements within the meaning of the federal securities laws, including information regarding our fiscal 2009 financial outlook, future plans, objectives, business prospects and anticipated financial performance. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them. Forward-looking statements are subject to the safe harbors created in the Acts.
Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules, and regulations affecting the Company in the locations in which it conducts its business; the availability of equity and/or debt financing in the amounts and on the terms necessary to support the Company’s future business;

interest rate trends; a decrease in the United States Government defense spending, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the United States Government; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed elsewhere in this Annual Report on Form 10-K.
The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.
GENERAL
We design, develop, manufacture, sell and service sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer, manufacturer, service provider and supplier of performance-critical rescue hoists and cargo hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems. We have three operating segments which we aggregate into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.
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
Environmental Reserves. We provide for environmental reserves when, after consultation with our internal and external counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when we first record it. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws resulting in more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, changes in technology related to environmental remediation, and the application of appropriate discount factors to reflect the net present value of expected expenditures.
We discuss current estimated exposures related to environmental claims under the caption “Environmental Matters” below.

Deferred Tax Asset. This asset, against which a valuation allowance for a portion of the noncurrent state taxes has been established, represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carry forwards. In fiscal 2008, the valuation allowance was decreased by approximately $0.3 million to reflect the utilization of a portion of the state net operating loss carry forwards from the sale of our headquarters facility and plant in February, 2008. Because we expect to generate adequate amounts of taxable income prior to the expiration of the federal and state net operating loss carry forwards in 2022 through 2025 and 2009 through 2012 respectively, no additional valuation allowance was considered necessary. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carry forwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state tax purposes.
Stock-Based Compensation. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment”, on April 1, 2006, using the modified prospective transition method. FASB Statement No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. The Company’s consolidated financial statements for the years ended March 31, 2008 and March 31, 2007, reflect the impact of FASB Statement No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FASB Statement No. 123R. Stock-based compensation expense recognized under FASB Statement No. 123R for the years ended March 31, 2008 and March 31, 2007, was $0.4 million, net of tax.
The Company estimates the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings. Prior to the adoption of FASB Statement No. 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method related to stock options in accordance with Accounting Principles Board (APB) Opinion No. 25 as allowed under FASB Statement No. 123, “Accounting for Stock-Based Compensation”.
Prior to 2006, the Company applied APB Opinion No. 25 and did not recognize compensation expense for stock options granted as the exercise price of the options on the date of grant was equal to their fair market value as of that date. However, for grants of restricted stock, the Company recognized compensation expense on a straight-line basis over the period that the restrictions expired. The fair value of the options granted during fiscal 2008, 2007 and 2006 was estimated as $6.80 per common share, $6.83 per common share, and $4.12 per common share, respectively. See Note 8 of “Notes to the Consolidated Financial Statements” for further discussion related to stock-based compensation.
RESULTS OF OPERATIONS
Fiscal 2008 Compared to Fiscal 2007

	Fiscal Year Ended		Increase
	March 31,	March 31,	(decrease)
(In thousands)	2008	2007	$	%
New Equipment	$44,739	$33,379	$11,360	34.0
Spare Parts	15,127	24,001	(8,874)	(37.0)
Overhaul and Repair	15,109	15,492	(383)	(2.5)
Engineering Services	999	467	532	113.9

Net Sales	75,974	73,339	2,635	3.6
Cost of Sales	43,457	40,853	2,604	6.4

Gross Profit	32,517	32,486	31	0.1
General, administrative, and selling expenses	19,574	19,890	(316)	(1.6)
Interest expense	3,311	4,231	(920)	(21.7)
Gain on sale of facility	(6,811)	—	6,811	100.0
Loss on extinguishment of debt	—	1,331	(1,331)	(100.0)
Net income	$9,442	$3,961	$5,481	138.4

Net Sales. Our net sales increased to $76.0 million for fiscal 2008, an increase of $2.6 million from net sales of $73.3 million in fiscal 2007. During fiscal 2008 we experienced a shift in product mix whereby sales of new equipment accounted for 59% of total net sales as compared to 46% for fiscal 2007. The $11.4 million increase in net sales of new equipment in fiscal 2008 as compared to fiscal 2007, was driven by $7.9 million higher shipments in the hoist and winch operating segment and approximately $3.0 million and $0.5 million higher shipments in the weapons handling and cargo hook operating segments, respectively. Overhaul and repair net sales, mainly in the cargo hook operating segment, had an overall decrease of approximately $0.4 million in fiscal 2008 as compared to the same period last year. During fiscal 2008 as compared to fiscal 2007, spare parts sales decreased approximately $8.9 million with shipments in the hoist and winch operating segment accounting for approximately $7.1 million of the decrease and lower shipments of spare parts in the weapons handling and cargo hook operating segments accounting for $1.0 million and $0.8 million, respectively. The demand for spare parts remained weak due primarily, we believe, to the delay in passage of the 2008 U.S. Government defense budget, which was authorized by legislation that became effective in late January 2008. The decline in hoist and winch-related spare part sales had the biggest impact on the shift in our product sales mix during fiscal 2008. In recent years, our sales in the second half of the fiscal year have generally exceeded sales in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors affecting the periods in which sales are recorded.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percentage of sales will be affected by the weighting of these components to the total sales volume. In fiscal 2008, the $43.5 million cost of sales as a percent of sales was approximately 57%. In fiscal 2007, the $40.9 million cost of sales as a percentage of sales was approximately 56%. The 1% increase was mainly due to the higher level of new equipment activity in the hoist and winch and weapons handling operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 27% to 43% and spare parts ranging from 64% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. The gross margin of 43% for fiscal 2008 as compared to 44% for fiscal 2007 reflects the shift in sales more heavily weighted toward new equipment. While we had better performance, both in cost and pricing in the production of new equipment, spare parts and overhaul and repair sales, for fiscal 2008, the extended delay in certain appropriations associated with the 2008 U.S. Government defense budget, which was authorized by legislation that became effective in late January 2008, presented an obstacle to achieving overall better operating performance, especially in regard to gross margins due to spare part sales having significantly higher gross profit margins than sales of new equipment.
General, Administrative, and Selling Expenses. General, administrative, and selling expenses were approximately $19.6 million in fiscal 2008 compared to approximately $19.9 million in fiscal 2007, a decrease of approximately $0.3 million. This decrease was primarily due to lower costs related to the implementation of the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002, and also decreased expenses for marketing and recruiting efforts. These decreases in general, administrative and selling expenses for fiscal 2008 as compared to fiscal 2007 were partially offset by increased expenses relating to the initial phase of the development of a new generation of hoists and expenses associated with a threatened proxy contest which was settled during second quarter of fiscal 2008.
Interest Expense. Required principal payments and strong cash flow allowed us to reduce our Senior Credit Facility during fiscal 2008 by approximately $15.0 million, including the $9.8 million of net proceeds received from the sale of our headquarters facility and plant, as discussed in the “Gain on Sale of Facility” section below. The overall rate of interest we paid on our outstanding Senior

Credit Facility declined approximately 2% during fiscal 2008. The reduction of debt coupled with the decline in interest rate is reflected in the $0.9 million decrease in interest expense during fiscal 2008 as compared to fiscal 2007. We are also in the process of negotiating a new senior credit facility. Through this facility, and assuming stable interest rates, we expect to lower the annualized interest expense on our debt in fiscal 2009 by an amount in excess of $1.0 million.
Gain on Sale of Facility. In February 2008, we completed the transaction for the sale of our headquarters facility and plant in Union, New Jersey, for $10.5 million, before selling expenses. The net cash proceeds received at closing of approximately $9.8 million were used to pay down the term portion of our Senior Credit Facility (as defined below). The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6.8 million, and a deferred gain of approximately $1.7 million. See Note 11 of “Notes to the Consolidated Financial Statements” for further discussion related to the sale of the facility. As part of the sale agreement we have entered into a lease back of the facility for up to two years after closing. We are currently in the process of selecting a new site which will be better suited to our current and expected needs. We believe we will be able to enter into a lease for an alternative location at market terms.
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
Net Income. We reported net income of $9.4 million in fiscal 2008, which included a pretax gain of $6.8 million from the sale of our headquarters facility and plant versus net income of $4.0 million in fiscal 2007, which included a pretax charge of $1.3 million related to the refinancing of the Company’s debt. This increase in net income resulted from the reasons discussed above. In response to the order patterns mentioned below, in the beginning of the second quarter of fiscal 2008, we initiated certain cost cutting measures in an effort to improve operating results for fiscal 2008. These measures involved a net reduction in our headcount of 14 people or about 7% of our work force. The personnel reductions were carefully considered and we believe that the headcount reductions did not inhibit our ability to meet the sales volume in fiscal 2008.
New Orders. New orders received during fiscal 2008 totaled $81.1 million as compared to $101.5 million of new orders received during fiscal 2007. In fiscal 2007, new orders related to the A400M military transport aircraft totaled $21.5 million representing an order from AAR Cargo Systems to develop and manufacture a retrieval winch system. Excluding the new order related to the A400M military transport aircraft, orders of new equipment in the hoist and winch operating segment increased approximately $7.3 million in fiscal 2008 as compared to fiscal 2007. This increase was offset by a decline in orders for new equipment in the cargo hook operating segment of approximately $2.9 million, notwithstanding the award of a $3.2 million firm-fixed price contract for one hundred and forty (140) C-160 Cargo Hooks for the CH-47 Aircraft. Orders of new equipment in the weapons handling operating segment had a slight increase of approximately $0.1 million in fiscal 2008 as compared to fiscal 2007 and was attributable to the award of a $5.2 million contract for the manufacture and support of the High Mobility Artillery Rocket System (HIMARS) rocket pod loading hoists for the U.S. Army.
New orders for overhaul and repair decreased approximately $5.4 million in fiscal 2008 as compared to fiscal 2007 with $4.5 million due to decreased orders in the hoist and winch operating segment and $0.9 million of decreased orders in the cargo hook operating segment.
New orders for engineering in the weapons handling operating segment were approximately $6.3 million in fiscal 2008, as compared to $0.1 million in fiscal 2007. This increase was the direct result of a $3.7 million contract for the system design and development of a recovery winch for the Field Recovery and Maintenance Recovery Vehicle (FRMV) being developed for the U.S. Army under the Future Combat Systems (FCS) program.
During fiscal 2008, as compared to the prior fiscal year, orders for spare parts in the hoist and winch operating segment declined approximately $4.5 million and orders for spare parts in the cargo hook operating segment declined by approximately $1.0 million. The demand for spare parts was weak during fiscal 2008, we believe, due to a delay associated with the approval of the 2008 U.S. Government Defense budget, which was authorized by legislation that became effective in late January 2008. This is reflected in the booking of new orders for spare parts totaling approximately $16.3 million, which was $5.1 million less than the amount booked in fiscal 2007.

Backlog. Backlog at March 31, 2008 was $124.3 million, an increase of $5.1 million from the $119.2 million at March 31, 2007. The increase in the backlog is mainly attributable to a $3.7 million contract for the system design and development of a recovery winch for the Field Recovery and Maintenance Recovery Vehicle (FRMV) being developed for the U.S. Army under the Future Combat Systems (FCS) program. Also included in the backlog at March 31, 2008 are three orders totaling approximately $65.0 million related to the Airbus A400M aircraft. These three orders are scheduled to be shipped starting in late calendar 2009 and continuing through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $37.1 million of backlog at March 31, 2008 is scheduled for shipment during the next 12 months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book-to-bill ratio for fiscal 2008 was 1.1 as compared to 1.4 for fiscal 2007. The decrease in the book-to-bill ratio was directly related to the higher order intake related to the A400M military transport aircraft totaling $21.5 million in fiscal 2007. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
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
Net Sales. Our net sales increased to $73.3 million for fiscal 2007, a 14% increase from net sales of $64.4 million in fiscal 2006. This increase in sales was driven by new equipment and spare parts sales. Increases in sales of approximately $3.3 million in the cargo hook operating segment and approximately $1.4 million in the hoist and winch operating segments accounted for the new equipment sales increase of $4.7 million. Sales growth in the hoist and winch operating segment accounted for virtually all of the 27% increase in spare parts sales. Shipments in the cargo hook operating segment of overhaul and repair increased by approximately $1.4 million, but were offset by approximately $1.7 million of decreased shipments in the hoist and winch operating segment of overhaul and repair.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In fiscal 2007, the $40.9 million cost of sales as a percent of sales was approximately 56%. In fiscal 2006, the $36.5 million cost of sales as a percentage of sales was approximately 57%. The 1% decrease was mainly due to the mix of new equipment and spare parts activity in the hoist and winch and cargo hook operating segments.
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
Loss on Extinguishment of Debt. In May 2006, we refinanced and paid in full our former senior credit facility with a new five year, $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million. As a result of this refinancing, in the first quarter of fiscal 2007 we recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. In the fourth quarter of fiscal 2006, we completed the private placement of 2.5 million shares of common stock which allowed us to pay down approximately $17.2 million of our former senior credit facility. The loss on extinguishment of debt in fiscal 2006 of $0.4 million represents the write-off of unamortized debt issue costs related to the debt retired.
Interest Expense. The decrease in interest expense of $5.1 million during fiscal 2007 as compared to fiscal 2006 was the result of the Company’s pay down of debt using the proceeds from the issuance of common stock and the lower weighted average interest rate resulting from the refinancing of our former senior credit facility. (See discussion at “Loss on Extinguishment of Debt” above.)
Net Income. We reported net income of $4.0 million in fiscal 2007 versus net income of $1.3 million in fiscal 2006. This increase in net income resulted from the reasons discussed above.
New Orders. New orders received during fiscal 2007 totaled $101.5 million, a decrease of $19.3 million, as compared with $120.8 million of new orders received during fiscal 2006. Overall, orders for new equipment decreased approximately $11.4 million in fiscal 2007 as compared to fiscal 2006, due to decreased orders in the hoist and winch operating segment. Orders were higher in this operating segment during fiscal 2006 as compared to fiscal 2007 mainly due to the award of a contract worth approximately $45.0 million from Airbus Deutschland GmbH to develop and manufacture cargo winches and cargo cranes for its new A400M military transport aircraft. In fiscal 2007, new orders related to A400M military transport aircraft totaled $21.5 million representing an order from AAR Cargo Systems to develop and manufacture a retrieval winch system. The decrease in orders for new equipment in the hoist and winch operating segment was partially offset by increases in orders for new equipment of $6.9 million in the cargo hook operating segment and $2.1 million in the weapons handling operating segment. New orders received in overhaul and repair decreased approximately $7.7 million in fiscal 2007 as compared to fiscal 2006, the majority of which was related to the cargo hook operating segment.
Backlog. Backlog at March 31, 2007 was $119.2 million, an increase of $28.0 million from the $91.2 million at March 31, 2006. The product backlog varies substantially from time to time due to the size and timing of orders. The increase in the backlog is mainly attributable to a $21.5 million order from AAR Cargo Systems to develop and manufacture a retrieval winch system for the Airbus A400M military transport aircraft. This order, plus approximately $45.0 million in orders received in fiscal 2006 directly from Airbus Deutschland GmbH for cargo winches and cargo cranes for the same aircraft will be shipped starting in calendar 2009 and continuing through 2020. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $34.2 million of backlog at March 31, 2007 is scheduled for shipment during the next

12 months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book-to-bill ratio for fiscal 2007 was 1.4 as compared to 1.9 for fiscal 2006. The decrease in the book-to-bill ratio was directly related to the higher order intake related to the Airbus A400M Military transport aircraft during fiscal 2006. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility, as defined below. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations and the Senior Credit Facility, we expect to have sufficient cash to meet our requirements for at least the next twelve months.
Borrowings and availability under the revolving portion of our Senior Credit Facility at March 31, 2008 were $2.9 million and $5.6 million, respectively, which included a $1.5 million outstanding letter of credit. See discussion below for the terms related to our Senior Credit Facility. We are also in the process of negotiating a new senior credit facility. Through this facility, and assuming stable interest rates, we expect to lower the annualized interest expense on our debt in fiscal 2009 by an amount in excess of $1.0 million.
In February, 2008, we completed the sale of our headquarters facility and plant in Union, New Jersey. The sales price for the facility was $10.5 million and net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce our Senior Credit Facility. The agreement of sale permits us to lease the facility for up to two years after closing, pending our relocation to a new site, yet to be selected, that will be better suited to our current and expected needs. Accordingly, we are currently leasing the facility. See Note 11 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
Our common stock is listed on the AMEX under the trading symbol BZC.
Working Capital
Our working capital at March 31, 2008 was $28.5 million compared to $23.1 million at the beginning of fiscal 2008. The ratio of current assets to current liabilities was 2.5 to 1.0 at March 31, 2008, compared to 2.1 to 1.0 at the beginning of fiscal 2008.
The major working capital changes during fiscal 2008 resulted from an increase in accounts receivable of $5.0 million, a decrease in inventory of $2.3 million, a decrease in accounts payable of $1.1 million, a decrease in accrued compensation of $0.5 million, and an increase in other current liabilities of $1.6 million. In addition, the revolving portion of our Senior Credit Facility decreased $0.4 million, and the current portion of the term loans under the Senior Credit Facility decreased $2.0 million.
The increase in accounts receivable reflects the high volume of shipments that occurred in the fourth quarter of fiscal 2008, which were 19% higher than shipments made in the fourth quarter of fiscal 2007. The decreases in inventory and accounts payable are reflective of our current shipment pattern, as we work down the inventory levels that were previously built up to accommodate a product sales mix more heavily weighted toward new equipment sales which requires a longer lead time. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2008. The decrease in the revolving portion of the Senior Credit Facility reflects the working capital demands of the Company. The decrease in the current portion of our Senior Credit Facility is due to the mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. The increase in other current liabilities is predominantly due to the current portion of the deferred gain on the sale of the headquarters facility and plant in Union, New Jersey, and the adoption of the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”.

The number of days that sales were outstanding in accounts receivable increased to 67.3 days at
March 31, 2008, from 52.2 days at March 31, 2007. The increase in days was attributable to the 48% higher shipments made in March of fiscal 2008 as compared to March of fiscal 2007. Inventory turnover increased to 2.24 turns from 2.12 turns at March 31, 2007. The increase in the inventory turns is reflective of the lower inventory levels as discussed above.
Capital Expenditures
Cash paid for additions to property, plant and equipment was $1.0 million and $1.1 million for fiscal 2008 and fiscal 2007, respectively.
Senior Credit Facility
On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year $50.0 million senior credit facility (the “Senior Credit Facility”) consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% at March 31, 2008. As a result of this refinancing, in the first quarter of fiscal 2007, we recorded a pretax charge of $1.3 million, consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. We will not have a mandatory prepayment for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, NJ, which was completed in February 2008. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of
March 31, 2008.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company, or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation, and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolving credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July, 2007. We will not have a mandatory prepayment for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, NJ, which was completed in February 2008.
The Senior Credit Facility prohibits the payment of dividends and is secured by all our assets. The Senior Credit Facility allows us to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2008, we were in compliance with the provisions of the Senior Credit Facility. At March 31, 2008, there was $2.9 million in outstanding borrowings, a $1.5 million outstanding letter of credit and $5.6 million in availability, under the revolving portion of the Senior Credit Facility.
Amortization of loan origination fees on the Senior Credit Facility and the former senior credit facility amounted to $0.1 million, $0.1 million, and $0.6 million in 2008, 2007, and 2006, respectively.
We have long-term debt maturities of $2.5 million, $0.2 million and $17.1 million in fiscal 2010, 2011 and 2012, respectively. These maturities reflect the payment terms of the Senior Credit Facility.
TAX BENEFITS FROM NET OPERATING LOSSES
At March 31, 2008, we have federal and state net operating loss carry forwards, or NOLs, of approximately $30.7 million and $69.0 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively.

The benefit of the state NOL due to expire in fiscal 2009 is approximately $4.5 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state NOL, as it is our belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change that would cause our NOLs to be subject to the Section 382 Limitation. However, given our current ownership structure, anyone contemplating an investment in our common stock which would create a new 5% shareholder should consult with their tax adviser when evaluating such an investment.
If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state tax purposes.
SUMMARY DISCLOSURE ABOUT CONTRACTUAL
OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following table reflects a summary of our contractual cash obligations for the next several fiscal years (in thousands):
Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$22,906	$3,057	$2,702	$17,147	$—
Estimated interest payments on long-term debt (b)	4,019	1,469	2,453	97	—
Operating leases	1,206	964	218	24	—
Interpretation 48 obligation, including interest and penalties (c)	350	350	—	—	—
Total	$28,481	$5,840	$5,373	$17,268	$—

(a)	Obligations for long-term debt reflect the requirements of the Term Loans under the Senior Credit Facility. See Note 6 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the Term Loans under the Senior Credit Facility and assume an effective weighted average interest rate of 6.82%, the Company’s blended interest rate at March 31, 2008.

(c)	The FIN 48 obligations shown in the table above represents unrecognized tax benefits. See Note 5 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.32%, which is the 20 year Treasury Bill rate at the end of the fiscal 2008 and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2008, the cleanup reserve was $2.9 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
At March 31, 2008, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.6 million. The total environmental liability as disclosed in Schedule II to this Report is $5.8 million which includes a discount of $0.8 million at 4.32%.
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
RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The effective date of SFAS 159 for our Company is April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Footnote 9 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective April 1, 2007. See Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Report.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. At March 31, 2008, $25.5 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing interest expense by approximately $0.3 million based on the amount outstanding under the facility at March 31, 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Breeze-Eastern Corporation
Union, New Jersey
We have audited the accompanying consolidated balance sheet of Breeze-Eastern Corporation and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ Margolis & Company P.C.
Bala Cynwyd, PA
May 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Breeze-Eastern Corporation
Union, New Jersey
We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation and subsidiaries (the “Company”) as of March 31, 2007, and the related statements of consolidated operations, stockholders’ equity (deficit), and cash flows for each of the two years ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2007, and the results of their operations and their cash flows for the two years ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“FASB Statement”) No. 123R — Share Based Payment.
/s/ Deloitte & Touche LLP
Parsippany, New Jersey
June 14, 2007

Consolidated Balance Sheets
(In thousands, except share data)

	MARCH 31,
ASSETS	2008	2007

CURRENT ASSETS:
Cash and cash equivalents	$1,876	$2,127
Accounts receivable (net of allowance for doubtful accounts of $101 and $72 in 2008 and 2007, respectively)	19,733	14,761
Inventories	18,227	20,517
Prepaid expenses and other current assets	410	369
Deferred income taxes	7,545	7,181

Total current assets	47,791	44,955

PROPERTY:
Land	—	534
Buildings	—	4,192
Machinery and equipment	4,893	4,555
Furniture, fixtures, and information systems	8,333	7,993

Total	13,226	17,274
Less accumulated depreciation and amortization	9,393	12,495

Property — net	3,833	4,779

OTHER ASSETS:
Deferred income taxes	13,819	20,808
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	6,345	5,527

Total other assets	24,566	30,737

TOTAL	$76,190	$80,471

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving credit facility	$2,920	$3,289
Current portion of long-term debt	3,057	5,057
Accounts payable — trade	3,934	4,989
Accrued compensation	2,952	3,486
Accrued income taxes	353	447
Accrued interest	136	295
Other current liabilities	5,895	4,252

Total current liabilities	19,247	21,815

LONG-TERM DEBT PAYABLE TO BANKS	19,849	32,750

OTHER LONG-TERM LIABILITIES	10,202	9,007

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,751,315 and 9,670,566 shares in 2008 and 2007, respectively	97	97
Additional paid-in capital	93,090	92,111
Accumulated deficit	(59,580)	(68,772)
Accumulated other comprehensive loss	(16)	(48)

	33,591	23,388
Less treasury stock, at cost – 412,323 and 395,135 shares in 2008 and 2007, respectively	(6,699)	(6,489)

Total stockholders’ equity	26,892	16,899

TOTAL	$76,190	$80,471

See notes to consolidated financial statements.

Statements of Consolidated Operations
(In thousands, except share data)

	Years ended March 31,
	2008	2007	2006

Net sales	$75,974	$73,339	$64,418
Cost of sales	43,457	40,853	36,457

Gross profit	32,517	32,486	27,961
General, administrative and selling expenses	19,574	19,890	15,789
Interest expense	3,311	4,231	9,320
Interest income and other expense — net	165	195	130
Gain on sale of facility	(6,811)	—	—
Loss on extinguishment of debt	—	1,331	396

Income before income taxes	16,278	6,839	2,326
Income tax provision	6,836	2,878	1,034

Net income	$9,442	$3,961	$1,292

Earnings per share:
Basic:

Net income per share:	$1.01	$0.43	$0.18

Diluted:

Net income per share:	$1.00	$0.42	$0.18

Weighted-average basic shares outstanding	9,314,000	9,258,000	7,006,000
Weighted-average diluted shares outstanding	9,396,000	9,354,000	7,042,000
See notes to consolidated financial statements.

Statements of Consolidated Cash Flows
(In thousands)

	Years ended March 31,
	2008	2007	2006

Cash flows from operating activities:
Net income	$9,442	$3,961	$1,292
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property, plant and equipment	(8,547)	—	—
Deferred gain on sale of property, plant & equipment	1,731	—	—
Write-off of unamortized loan fees	—	944	396
Depreciation and amortization	1,319	1,223	1,561
Noncash interest expense	106	100	1,122
Stock based compensation	630	608	—
Provision for losses on accounts receivable	81	47	10
Deferred taxes-net	6,625	2,452	709
Changes in assets and liabilities :
(Increase) decrease in accounts receivable and other receivables	(5,053)	2,253	(6,335)
Decrease (increase) in inventories	2,290	(2,482)	(2,138)
(Increase) decrease in other assets	(954)	5	502
(Decrease) increase in accounts payable	(1,223)	(2,537)	4,111
(Decrease) increase in accrued compensation	(534)	38	1,178
Increase (decrease) in income taxes payable	6	(316)	111
Increase (decrease) in other liabilities	515	(322)	(1,231)

Net cash provided by operating activities	6,434	5,974	1,288

Cash flows from investing activities:
Capital expenditures	(979)	(1,191)	(1,313)
Proceeds from sale of property, plant & equipment	10,505	—	—
Expenses related to the sale of property, plant & equipment	(1,086)	—	—
Decrease in notes and other receivables	—	—	133
Decrease in restricted cash-net	6	499	8

Net cash provided by (used in) investing activities	8,446	(692)	(1,172)

Cash flows from financing activities:
Payments on long-term debt	(14,901)	(43,867)	(20,122)
Proceeds from long-term debt and borrowings	—	40,000	—
(Repayments) borrowings of other debt	(369)	920	1,904
Payment of debt issue costs	—	(419)	—
Proceeds from private placement of common stock	—	—	18,725
Expenses related to the private placement of common stock	(5)	(73)	(1,540)
Exercise of stock options	144	123	39

Net cash used in financing activities	(15,131)	(3,316)	(994)

(Decrease) increase in cash	(251)	1,966	(878)
Cash at beginning of year	2,127	161	1,039

Cash at end of year	$1,876	$2,127	$161

Supplemental information:
Interest payments	$3,357	$4,461	$8,560
Income tax payments	$230	$857	$213
Increase in senior subordinated note and term loans for paid-in-kind interest expense	$—	$—	$863
Non-cash financing activity for stock option exercise	$210	$62	$—
Non-cash investing activity for additions to property plant and equipment	$174	$6	$121

Statements of Consolidated Stockholders’ Equity (Deficit)
(In thousands, except share data)

							Accumulated
Years ended					Additional		Other	Total
March 31, 2008,	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Comprehensive
2007 and 2006	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Income (Loss)

BALANCE, MARCH 31, 2005	7,087,211	$71	(390,135)	($6,427)	$74,022	($74,025)	—
Net income	—	—	—	—	—	1,292	—	$1,292
Private placement of common stock, net of expenses	2,500,000	25	—	—	17,160	—	—	—
Issuance of stock under stock option plan	6,400	—	—	—	39	—	—	—
Issuance of stock under compensation and bonus plan	25,242				171	—	—	—

BALANCE, MARCH 31, 2006	9,618,853	96	(390,135)	(6,427)	91,392	(72,733)	—	1,292

Net income	—	—	—	—	—	3,961	—	$3,961
Expenses from private placement of common stock	—	—	—	—	(73)	—	—	—
Issuance of stock under stock option plan	29,836	1	(5,000)	(62)	184	—	—	—
Issuance of stock under compensation and bonus plan	21,877	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	608	—	—	—
Initial adoption of SFAS No. 158—net of taxes	—	—	—	—	—	—	(48)	(48)

BALANCE, MARCH 31, 2007	9,670,566	97	(395,135)	(6,489)	92,111	(68,772)	(48)	3,913

Net income	—	—	—	—	—	9,442	—	$9,442
Initial adoption of FIN 48	—	—	—	—	—	(250)	—	—
Expenses from private placement of common stock	—	—	—	—	(5)	—	—	—
Issuance of stock under stock option plan	56,418	—	(17,188)	(210)	354	—	—	—
Issuance of stock under compensation and bonus plan	24,331	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	630	—	—	—
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	32	32

BALANCE, MARCH 31, 2008	9,751,315	$97	(412,323)	$(6,699)	$93,090	$(59,580)	$(16)	$9,474

Notes To Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business — The fiscal year for Breeze-Eastern Corporation (the“Company”) ends on March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
The Company, which has one manufacturing facility in the United States, designs, develops, manufactures, sells, and services a complete line of sophisticated lifting and restraining products, principally performance-critical helicopter rescue hoist and cargo hook systems, winches, and hoists for aircraft and weapons systems.
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
Revenue Recognition — Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectibility is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer. Revenue related to contracts in which the Company is reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred.
Cash and Cash Equivalents — Cash and cash equivalents include all cash balances and highly liquid short-term investments which mature within three months of purchase.
Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor, and manufacturing overhead costs.
Property, Plant and Equipment and Related Depreciation — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2008, 2007, and 2006 was $1.2 million, $1.1 million, and $0.8 million, respectively.
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

Earnings Per Share (EPS) — The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method. The diluted loss per share is computed using the same weighted-average number of shares as the basic earnings per share computation.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2008	2007	2006
Basic earnings per common share:
Weighted-average common shares outstanding	9,314,000	9,258,000	7,006,000

Diluted earnings per common share:
Weighted-average common shares outstanding	9,314,000	9,258,000	7,006,000

Stock options	82,000	96,000	36,000

Denominator for diluted earnings per common share	9,396,000	9,354,000	7,042,000

During the years ended March 31, 2008, 2007, and 2006, options to purchase 117,167 shares, 43,875 shares, and 229,250 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.
Product Warranty Costs-Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the years ended March 31, 2007 and March 31, 2008, are summarized as follows (in thousands):

Balance at March 31, 2006	$301
Warranty costs incurred	(383)
Product warranty accrual	557

Balance at March 31, 2007	475
Warranty costs incurred	(311)
Product warranty accrual	233

Balance at March 31, 2008	$397

Research, Development, and Engineering Costs — Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $5.3 million, $4.6 million, and $2.4 million in 2008, 2007, and 2006, respectively. Included in these amounts were expenditures of $1.3 million, $0.8 million, and $1.1 million in 2008, 2007, and 2006, respectively, which represent costs related to research and development activities.
Shipping and Handling Costs - Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2008, 2007, and 2006, were $0.2 million, $0.1 million, and $0.1 million, respectively.

Income Taxes — The Company applies SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.
The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies SFAS No. 109, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
Financial Instruments — The Company does not hold or issue financial instruments for trading purposes.
Stock-Based Compensation — The Company adopted the provisions of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”, on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement No. 123, “Accounting for Stock-based Compensation”. Net income for the years ended March 31, 2008 and 2007 includes $ 0.4 million net of tax, of stock-based compensation expense. Stock-based compensation expense was recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of FASB Statement 123R.
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
The following table includes as reported and proforma information required by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. Proforma information is based on the fair value method under FASB Statement 123 (in thousands, except per share data).

2006
Net income as reported	$1,292

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	85

Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(218)

Proforma net income	$1,159

Basic earnings per share:
Basic and diluted-as reported	$0.18
Basic and diluted-proforma	$0.16

Impairment of Goodwill and Other Long-Lived Assets — Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2008, the Company tested its goodwill for impairment and determined that it did not have an impairment.
New Accounting Standards - In March 2007, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The effective date of SFAS 159 for our Company is April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Footnote 9 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective April 1, 2007. See Note 5, Income Taxes, for further discussion.
2. INVENTORIES
Inventories at March 31 consisted of the following (in thousands):

	2008	2007
Work in process	$3,782	$2,139
Purchased and manufactured parts	14,445	18,378

Total	$18,227	$20,517

3. OTHER ASSETS
Other assets at March 31 consisted of the following (in thousands):

	2008	2007
Obligation due from divestiture (a)	$4,166	$3,936
Other	2,179	1,591

Total	$6,345	$5,527

(a) Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued
      operation. See Note 9.
4. OTHER CURRENT LIABILITIES
Other current liabilities at March 31 consisted of the following (in thousands):

	2008	2007
Accrued medical benefits cost	$894	$822
Environmental reserves	1,594	1,626
Other	3,407	1,804

	$5,895	$4,252

5. INCOME TAXES
The provision for income taxes is summarized below (in thousands):

	2008	2007	2006
Current expense (credit) :
Federal	$17	$345	$38
Foreign	—	—	120
State	(54)	81	166

	(37)	426	324

Deferred	7,173	2,452	761
Change in valuation allowance	(300)	—	(51)

	6,873	2,452	710

Total	$6,836	$2,878	$1,034

The consolidated effective tax rates differ from the federal statutory rates as follows (in thousands):

	2008	2007	2006
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes after federal income tax	7.3	7.0	6.2
Foreign income taxes	—	—	5.2
Valuation allowance	(1.2)	—	(2.2)
Other	0.9	0.1	0.3

Consolidated effective tax rate	42.0%	42.1%	44.5%

The following is an analysis of accumulated deferred income taxes (in thousands):

	2008	2007
Assets:
Current:
Bad debts	$1,108	$1,095
Employee benefit accruals	304	351
Inventory	770	785
Net operating loss carry forward	4,427	4,427
Other	936	523

Total current	7,545	7,181

Noncurrent:
Employee benefit accruals	523	563
Environmental	1,436	1,267
Net operating loss carry forward	13,675	22,881
Other	1,793	1,153
Property	1,987	839
Valuation allowance	(5,595)	(5,895)

Total noncurrent	13,819	20,808

Total net assets	$21,364	$27,989

The Company has federal and state net operating loss carry forwards, or NOLs, of approximately $30.7 million and $69.0 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The benefit of the state NOL due to expire in fiscal 2009 is approximately $4.5 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change that would cause its NOLs to be subject to the Section 382 Limitation. However, given the Company’s current ownership structure, anyone contemplating an investment in the Company’s common stock which would create a new 5% shareholder should consult with their tax adviser when evaluating such an investment.
     The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized an increase of $250,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 balance of retained earnings.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefit at April 1, 2007	$520
Gross increases for tax positions related to prior years	—
Gross decreases for tax positions relates to prior years	—
Gross increases for tax positions related to current year	—
Settlements	(170)
Lapses in statutes of limitations	—

Unrecognized tax benefit at March 31, 2008	$350
The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company accrued approximately $110,000 for the payment of interest and penalties through March 31, 2008.
The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for 2004, 2005, and 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before 2004. During the fourth quarter of fiscal 2008, the Company received notification from the relevant tax authority that the audit, for which the FIN 48 reserve had been established, had been settled, pending final notification. The Company anticipates that the resolution of the remainder of the unrecognized tax benefits will occur within the next twelve months due to the settlement of the audit.
6. LONG-TERM DEBT PAYABLE TO BANKS
Long-term debt payable to banks, including current maturities consisted of the following (in thousands):

	2008	2007
Senior Credit Facility	$25,826	$41,096

Less current maturities	5,977	8,346

Total long-term debt	19,849	$32,750

Senior Credit Facility — On May 1, 2006, the Company refinanced and paid in full its former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% at March 31, 2008 (the “Senior Credit Facility”). As a result of this refinancing, in the first quarter of fiscal 2007 the Company recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums. The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and a mandatory prepayment for fiscal 2007 of approximately $2.0 million, as discussed below, which was paid in July 2007. The Company will not have a mandatory prepayment for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of the Company’s headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The remaining payments under the term loans are due at maturity. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of March 31, 2008.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments, capital expenditures and, with respect to our fiscal year 2007, certain environmental remediation payments and the final payment to the U.S. Government pursuant to a settlement with the government concluded September 8, 2005. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. A mandatory prepayment for fiscal 2007 of approximately $2.0 million was required under this provision and was paid in July 2007. The Company will not have a mandatory prepayment for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of the Company’s headquarters facility and plant in Union, New Jersey, which was completed in February 2008.
The Senior Credit Facility prohibits the payment of dividends and is secured by all of the assets of the Company. The Senior Credit Facility allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2008, the Company was in compliance with the provisions of the Senior Credit Facility. At March 31, 2008, there was $2.9 million in outstanding borrowings, a $1.5 million outstanding letter of credit and $5.6 million in availability under the revolving portion of the Senior Credit Facility.
Amortization of loan origination fees on the Senior Credit Facility and the former senior credit facility amounted to $0.1 million, $0.1 million and $0.6 million in 2008, 2007 and 2006, respectively.
The Company has long-term debt maturities of $2.5 million, $0.2 million and $17.1 million in fiscal 2010, 2011, and 2012, respectively. These maturities reflect the payment terms of the Senior Credit Facility.
7. OTHER LIABILITIES
Other liabilities at March 31 consisted of the following (in thousands):

	2008	2007
Environmental reserves	$4,225	$3,761
Obligation from divestiture (a)	4,166	3,936
Other	1,811	1,310

Total	$10,202	$9,007

(a) Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. See Note 9.
8. STOCK-BASED COMPENSATION

The Company adopted the provisions of FASB Statement No. 123R, “Share-Based Payment”, on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement 123, “Accounting for Stock-Based Compensation”. Net income for the periods ended March 31, 2008 and March 31, 2007, includes $0.4 million, net of tax, of stock-based compensation expense. Stock-based compensation expense was recorded in general, administrative, and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of FASB Statement 123R.
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

	2008	2007
Dividend yield	0.0%	0.0%
Volatility	48.9%	51.0%
Risk-free interest rate	4.7%	5.1%
Expected term of options (in years)	7.0	7.0
The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of	(in	Term	Price
	Shares	thousands)	(Years)
Outstanding at March 31, 2007	364,996	$814	7	$8.91
Granted	75,000	—	—	$12.04
Exercised	(56,418)	—	—	$6.28
Canceled or expired	(2,667)	—	—	$10.50

Outstanding at March 31, 2008	380,911	$738	6	$9.90

Options exercisable at March 31, 2008	238,079	$656	5	$9.15
Unvested options expected to become exercisable after March 31, 2008	142,832	$83	9	$11.16
Shares available for future option grants at March 31, 2008 (a)	642,804

(a)	May be decreased by restricted stock grants.
The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 was approximately $328,000, $181,000 and $13,000, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on the day of the exercise exceeded the market price of stock on the date of the grant. Cash received from stock option exercises during fiscal 2008, fiscal 2007 and 2006 was approximately $144,000, $123,000 and $39,000, respectively. In lieu of a cash payment for stock option exercises in fiscal 2008, the Company received 17,188 shares of common stock, which were retired into treasury, valued at the price of the common stock on the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006, and exercised during fiscal 2008 and fiscal 2007.
As noted above, stock options granted to non-employee directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. During fiscal 2008 and fiscal 2007, compensation expense associated with stock options was $0.4 million and $0.3 million, respectively, before taxes of approximately $0.2 million and $0.1 million, respectively, and was recorded in general, administrative, and selling expense. As of March 31, 2008, there was approximately $0.6 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.7 years.
It is the policy of the Company that the stock underlying option grants consist of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999 and 2004 and 2006 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired. The Company is prohibited by its Senior Credit Facility from repurchasing shares on the open market to satisfy option exercises.
A summary of restricted stock award activity under all plans is as follows:

		Weighted -
		Average Grant
	Number of	Date
	Shares	Fair Value

Nonvested at March 31, 2007	24,305	$10.93
Granted	24,331	$12.40
Vested	(21,737)	$11.04
Cancelled	—	—

Non-vested at March 31, 2008	26,899	$12.17

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of March 31, 2008, there was approximately $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.
9. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.8 million, $0.7 million and $0.7 million in 2008, 2007, and 2006, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $4.2 million and $3.9 million as of March 31, 2008 and 2007, respectively- see Notes 3 and 7. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized in the consolidated financial statements as of March 31 (in thousands):

	Postretirement Benefits			Pension Plan
	2008	2007		2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$970		$799	$3,936	$3,577
Service cost	—		—	—	—
Interest cost	53		41	185	137
Actuarial (gain)/loss	(54)		235	(288)	154
Foreign currency exchange rate changes	—		—	676	373
Benefits paid	(101)		(105)	(343)	(305)

Benefit obligation at end of year	$868		$970	$4,166	$3,936
Change in plan assets
Fair value of plan assets at beginning of year	—		—	—	—
Employer contributions	101		105	—	—
Benefits paid	(101)		(105)	—	—

Fair value of plan assets at end of year	—		—	—	—

Under funded status at end of year	$(868)	$	(970)	$(4,166)	$(3,936)
Amounts recognized in the consolidated balance sheets consist of (in thousands):

	Postretirement Benefits		Pension Plan
	2008	2007	2008	2007
Current liabilities	$124	—	—	—
Noncurrent liabilities	$744	$970	$4,166	$3,936

Total Liabilities	$868	$970	$4,166	$3,936
Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	Postretirement Benefits		Pension Plan
	2008	2007	2008	2007
Net loss	$29	$83	$—	$—
The accumulated benefit obligation for the postretirement plan was $0.9 million at March 31, 2008 and 2007.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). This statement requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans, with the offsetting adjustment recorded to Accumulated Other Comprehensive Income, net of tax. The financial statements as of March 31, 2007 reflect the initial recognition of the funded status of the postretirement benefit plan and include the effects of the transition to FAS 158. The following table is a summary of the effects of the transition to FAS 158 (in thousands) as reflected in the Consolidated Balance Sheet at March 31, 2007:

	Balances
	Before
	Adoption of		Balances After
	FASB		Adoption of
	Statement		FASB
Statement of Financial Position Caption	158	Adjustments	Statement 158
Deferred income taxes -long term	$20,773	$35	$20,808
Post-Retirement and Pension Plan Obligations (a)	$4,823	$83	$4,906
Accumulated Other Comprehensive Loss	$—	$48	$48

(a)	Included in Other Liabilities on the Consolidated Balance Sheet.
The following table provides the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits		Pension Plan
	2008	2007	2008	2007
Net Periodic Benefit Cost
Interest cost	$52	$41	$184	$137
Amortization of net (gain) loss	—	(41)	—	—

Net periodic benefit cost	$52	$—	$184	$137
The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.1 million, $0, and $0 respectively.

	Postretirement Benefits		Pension Plan
	2008	2007	2008	2007
Increase in minimum liability included in other comprehensive income	$29	$83	$—	$—
Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2008	2007	2008	2007
Discount rate	5.60%	5.79%	5.60%	4.60%
Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2008	2007
Health care cost trend rate assumed for next year	10%	11%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$56	$50
Effect on postretirement benefit obligation	$915	$825
The Company expects to contribute $0.1 million to its postretirement benefit plan in fiscal 2009.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Postretirement	Pension
	Benefits	Plan
2009	$124	$387
2010	121	382
2011	100	373
2012	93	362
2013	86	351
Years 2014-2018	327	1,441
10. FINANCIAL INSTRUMENTS
Cash and Cash Equivalents, Accounts Receivable, Current Debt, Accounts Payable, and Other Liabilities - The carrying amounts of these items approximate their fair value because of their short term nature.
Concentration of Credit Risk - The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2008, the Company had no other significant concentrations of risk.
11. SALE AND LEASEBACK TRANSACTION AND OTHER LEASES
On February 8, 2008, the Company completed the transaction for the sale of its headquarters facility and plant in Union, New Jersey, for $10.5 million in cash, before selling expenses. The net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce the Senior Credit Facility. As provided in the sale agreement, the Company can lease the facility for a period of up to two years after closing, pending the Company’s relocation to a new site, yet to be selected, that will be better suited to its current and expected needs. The lease has been accounted for as an operating lease. The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6.8 million, and a deferred gain of approximately $1.7 million. The deferred gain represented the present value of the minimum lease payments over the term of the lease. At March 31, 2008 the Company has a deferred gain of approximately $1.6 million which will be amortized as a reduction to rent expense over the lease term.
Future amortization of the deferred gain is as follows (in thousands):

2009	$883
2010	718

Total	$1,601
The Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows (in thousands):

2009	$964
2010	145
2011	73
2012	24

Total	$1,206

The following is a summary of net rent expense under operating leases for the years ended March 31, 2008, 2007, and 2006 (in thousands):

		Amortization	Net
	Minimum	of Deferred	Rent
	Rentals	Gain	Expense
2008	$284	$(131)	$153
2007	$313	$—	$313
2006	$296	$—	$296
12. CONTINGENCIES
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.32%, which is the 20 year Treasury Bill rate at the end of the fiscal 2008 and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2008, the cleanup reserve was $2.9 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
At March 31, 2008, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.6 million. The total environmental liability as disclosed in Schedule II to this Report is $5.8 million which includes a discount of $0.8 million at 4.32%.

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
Asset Sale — The Company sold the assets of its Breeze Industrial Products division (the “Division”) in July 2001 to Breeze Industrial Products Corporation (“BIP”). As part of that transaction, the Company sold the land and building occupied by the Division in Saltsburg, Pennsylvania, to the Indiana County (PA) Development Corporation (ICDC) for $2.0 million. ICDC, in turn, entered into a lease of the facility in September 2001 with BIP as lessee for an initial term of five years and up to four additional five-year optional renewal terms. The lease contained an option for BIP to purchase the property from ICDC at the end of the first term for $1.5 million (the appraised value of the property in July 2001). Under the sale documents, in the event that BIP did not exercise the purchase option or the renewal option at the end of the initial term, ICDC, upon proper notification, given no later than August 9, 2006, could require the Company to repurchase the property for $1.0 million, of which $0.5 million had been contractually required to be placed in escrow with banks located in Indiana County, Pennsylvania. No such notice was received from ICDC by August 9, 2006, and pursuant to the escrow agreement, the $0.5 million was returned to the Company in the third quarter of fiscal 2007, together with the interest accrued thereon.
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
Revenues from the three operating segments for the year ended March 31 are summarized as follows (in thousands):

	2008	2007	2006
Hoist and Winch	$52,433	$51,567	$47,314
Cargo Hooks	15,631	15,681	11,037
Weapons Handling	6,391	4,258	4,265
Other Sales	1,519	1,833	1,802

Total	$75,974	$73,339	$64,418

Net sales greater than 10% of total revenues derived from one customer are summarized as follows (in thousands):

	2008	2007	2006
U.S.Government	$20,103	$24,415	$18,625
Finmeccanica SpA	$14,231	$15,746	$10,902

Net sales below show the geographic location of customers (in thousands):

Location	2008	2007	2006
United States	$41,483	$41,633	$33,553
England	3,735	7,677	5,027
Italy	9,344	9,417	9,919
Other European Countries	6,551	5,284	4,518
Pacific and Far East	5,433	4,346	5,567
United Arab Emirates	3,428	120	184
Other non-United States	6,000	4,862	5,650

Total	$75,974	$73,339	$64,418

14. UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share data)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter		Total
Net sales	$16,255	$17,240	$18,061	$24,418		$75,974
Gross profit	6,417	7,234	8,142	10,724		32,517
Net income	641	801	1,526	6,474	(a)	9,442

Basic earnings per share:	$0.07	$0.09	$0.16	$0.69		$1.01

Diluted earnings per share:	$0.07	$0.09	$0.16	$0.69		$1.00

	First		Second	Third	Fourth
2007	Quarter		Quarter	Quarter	Quarter	Total
Net sales	$16,242		$17,682	$18,894	$20,521	$73,339
Gross profit	7,425		7,174	8,815	9,072	32,486
Net income	18	(b)	923	1,622	1,398	3,961

Basic earnings per share:	$0.00		$0.10	$0.17	$0.15	$0.43

Diluted earnings per share:	$0.00		$0.10	$0.17	$0.15	$0.42

(a)	Includes a pretax gain of $6.8 million from the sale of the facility.

(b)	Includes a pretax charge of $1.3 million for a loss on extinguishment of debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On July 2, 2007, Deloitte & Touche LLP (“Deloitte”) was dismissed as the Company’s independent public accountants. The decision to dismiss Deloitte was recommended and approved by the Audit Committee of the Company’s Board of Directors.

Deloitte’s reports on the Company’s financial statements for the two fiscal years ended March 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that Deloitte’s report for the fiscal year ended March 31, 2007 contained an emphasis of matter paragraph related to the Company’s adoption, effective April 1, 2006, of Statement of Financial Accounting Standards (“FASB Statement”) No. 123R — Share Based Payment .
In connection with the audits of the Company’s financial statements for each of the last two fiscal years ended December 31, 2007 and 2006, and through July 2, 2007, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make a reference thereto in connection with their report on the financial statements. During the two most recent fiscal years audited by Deloitte and through July 2, 2007, there have been no reportable events as defined in Regulation S-K, Item 304(a)(1)(v).
On July 3, 2007, the Company engaged Margolis & Company P.C. (“Margolis”), as its new independent public accountants to audit the Company’s financial statements for the fiscal year ended March 31, 2008. The decision to engage Margolis was recommended and approved by the Audit Committee of the Company’s Board of Directors. The Company had authorized Deloitte to respond fully to inquiries by the Company’s new auditors.
During the last two fiscal years audited by Deloitte and through July 2, 2007, the Company did not consult with Margolis regarding the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter which was the subject of any disagreement, or any reportable event that would be required to be reported in the Report on Form 8-K filed July 9,2007.
The Company had requested Margolis to review the disclosure in the Report on Form 8-K before filing with the Securities and Exchange Commission on July 9, 2007, and had provided Margolis the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company’s statements, or the respects in which it does not agree with the statements made in the Report on Form 8-K. Margolis had informed the Company that it has reviewed the disclosures and did not intend to furnish the Company with such a letter.
The Company had also provided Deloitte a copy of the disclosures set forth above and has requested Deloitte to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Deloitte agrees with the statements made by the Company in the report. A copy of the letter furnished in response to that request was reported in the Company’s Form 8-K filed on July 9, 2007.
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
As of March 31, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f under the

Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, the Company’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
Management believes that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on the established criteria.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item is contained in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is contained in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity Compensation Plans Approved by Security Holders	380,911	$9.90	642,804
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	380,911	$9.90	642,804

(1)	Each of the Company’s compensation plans has been previously approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required by this item is contained in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is contained in the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:
1. Financial Statements:
Consolidated Balance Sheets at March 31, 2008 and 2007
Statements of Consolidated Operations for the years ended March 31, 2008, 2007, and 2006
Statements of Consolidated Cash Flows for the years ended March 31, 2008, 2007, and 2006
Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2008, 2007, and 2006
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm for the year ended March 31, 2008
Report of Independent Registered Public Accounting Firm for the years ended March 31, 2007 and 2006

2. Financial Statement Schedules
         Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2008, 2007, and 2006
         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
     3. Exhibits:
        The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2008, 2007 AND 2006

	Balance	Charged	Charged		Balance
	at	to	to		At
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)
2008
Allowances for doubtful accounts and sales returns	$72	$81	$—	$52	$101
Inventory reserves	$1,721	$256	$—	$289	$1,688
Environmental reserves	$5,387	$490	$250	$308	$5,819
Allowance for tax loss valuation	$5,895	$—	$—	$300	$5,595
2007
Allowances for doubtful accounts and sales returns	$25	$47	$—	$—	$72
Inventory reserves	$1,472	$249	$—	$—	$1,721
Environmental reserves	$5,134	$431	$317	$495	$5,387
Allowance for tax loss valuation	$5,895	$—	$—	$—	$5,895
2006
Allowances for doubtful accounts and sales returns	$16	$17	$—	$8	$25
Inventory reserves	$1,387	$85	$—	$—	$1,472
Environmental reserves	$5,775	$297	$—	$938	$5,134
Allowance for tax loss valuation	$5,946	$—	$—	$51	$5,895

3. Exhibits:

3.1	Certificate of Incorporation of the Company, as amended. (1) (12)

3.2	Bylaws of the Company Amended and Restated as of October 18, 2006.

10.1	Amended and Restated 1992 Long Term Incentive Plan of the Company. (2)

10.2	Form of Incentive Stock Option Agreement. (2)

10.3	Form of Director Stock Option Agreement. (3)

10.4	1998 Non-Employee Directors’ Stock Option Plan of the Company. (4)

10.5	Form of Stock Option Agreement used under the Company’s 1998 Non-Employee Directors’ Stock Option Plan. (4)

10.6	1999 Long Term Incentive Plan of the Company. (4)

10.7	Form of Stock Option Agreement used under the Company’s 1999 Long Term Incentive Plan. (5)

10.8	Form of Restricted Stock Award Agreement used under the Company’s 1999 Long Term Incentive Plan. (5)

10.9	Employment Agreement dated as of January 19, 2006, by and between Joseph F. Spanier and the Company. (10)

10.10	Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company. (6)

10.11	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company. (10)

10.12	Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company. (6)

10.13	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company. (10)

10.14	2004 Long Term Incentive Plan of the Company. (7)

10.15	Form of Stock Option Agreement used under the Company’s 2004 Long Term Incentive Plan. (10)

10.16	Form of Restricted Stock Award Agreement used under the Company’s 2004 Long Term Incentive Plan. (10)

10.17	Stock Purchase Agreement by and among the Company and Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 15, 2006, including Exhibit 4 thereto. (8)

10.18	Stock Purchase Agreement by and among the Company and Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I and Wynnefield Small Cap Value Offshore Fund, Ltd. dated as of February 15, 2006. (8)

10.19	Stock Purchase Agreement by and between the Company and Terrier Partners LP dated as of February 15, 2006. (8)

10.20	Registration Rights Agreement by and among the Company and the parties named therein dated as of February 17, 2006. (8)

10.21	Amended and Restated Confidentiality Agreement by and among the Company, Tinicum, Inc., Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 17, 2006. (10)

10.22	Amended and Restated Credit Agreement (the “Credit Agreement”) by and among TransTechnology Corporation, as Borrower, the Lenders that are Signatories thereto, as the Lenders, Wells Fargo Foothill, Inc., as Co-Lead Arranger and Administrative Agent and AC Finance LLC, as Co-Lead Arranger, dated as of May 1, 2006. (9)

10.23	Schedule 1.1 to the Credit Agreement dated as of May 1, 2006. (9)

10.24	Schedule 3.1 to the Credit Agreement dated as of May 1, 2006. (9)

10.25	Schedule 5.2 to the Credit Agreement dated as of May 1, 2006. (9)

10.26	Schedule 5.3 to the Credit Agreement dated as of May 1, 2006. (9)

10.27	2006 Long Term Incentive Plan of the Company. (11)

10.28	Form of Stock Option Agreement used under the Company’s 2006 Long Term Incentive Plan. (14)

10.29	Form of Restricted Stock Award Agreement used under the Company’s 2006 Long Term Incentive Plan. (14)

10.30	Amendment Agreement dated as of April 25, 2007, by and among the Company, Tinicum Capital Partners, II, L.P., Tinicum Capital Partners Parallel Fund II, L.P., and Tinicum, Inc. (13) 10.31 Settlement Agreement dated as of July 31, 2007, by and among Breeze-Eastern Corporation, Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Stockholder Capital, Inc., Channel Partnership II, L.P., Nelson Obus, Joshua H. Landes, Goldsmith & Harris Incorporated, Goldsmith & Harris Asset Management, LLC, Goldsmith & Harris Capital Appreciation, Philip W. Goldsmith, Jay R. Harris and Armand B. Erpf. (15)

10.32	Waiver Under Credit Agreement dated as of September 6, 2007. (16)

10.33	Waiver Under Credit Agreement dated as of October 17, 2007. (17)

10.34	Agreement of Sale between Breeze-Eastern Corporation and Bed Bath & Beyond Inc., dated as of November 28, 2007. (18)

10.35	Net Lease Agreement between Breeze-Eastern Corporation and Bed Bath & Beyond Inc. dated as of February 8, 2008.

21.1	List of Subsidiaries of the Company. (11)

23.1	Consent of Independent Registered Public Accounting Firm- Margolis & Company P.C.

23.2	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

1.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2005.

2.	Incorporated by reference from the Company’s Registration Statement on Form S-8 No. 333-45059 dated January 28, 1998.

3.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

5.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

6.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2004.

7.	Incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004.

8.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2006.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 3, 2006.

10.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2006

11.	Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders dated June 16, 2006.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2006.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 30, 2007

14.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2007

15.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007.

16.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007 filed on November 7, 2007.

17.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 30, 2007 filed on February 6, 2008.

18.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 30, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
     BREEZE-EASTERN CORPORATION

By:	/s/ Charles W. Grigg
Charles W. Grigg
Chairman of the Board of Directors

/s/ Robert L.G. White
Robert L.G. White
President and Chief Executive Officer
Date: June 4, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles W. Grigg	Chairman of the Board of Directors	June 4, 2008
Charles W. Grigg

/s/ Joseph F. Spanier	Executive Vice President, Chief Financial
Joseph F. Spanier	Officer and Treasurer (Principal
Financial and Accounting Officer)

/s/ Robert L.G. White	President and Chief Executive Officer	June 4, 2008
Robert L.G. White	(Principal Executive Officer)
Director

/s/ William H. Alderman	Director	June 4, 2008
William H. Alderman

/s/ Jay R. Harris	Director	June 4, 2008
Jay R. Harris

/s/ William J. Recker	Director	June 4, 2008
William J. Recker

/s/ Russell M. Sarachek	Director	June 4, 2008
Russell M. Sarachek

/s/ William M. Shockley	Director	June 4, 2008
William M. Shockley

/s/ Frederick Wasserman	Director	June 4, 2008
Frederick Wasserman