Form 10-Q
period 2008-06-29
BREEZE-EASTERN CORP
filed 2008-08-01
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2008, the total number of outstanding shares of registrant’s one class of common stock was 9,345,367.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended June 29, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2008.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 29, 2008	July 1, 2007

Net sales	$13,968	$16,255
Cost of sales	7,946	9,838

Gross profit	6,022	6,417

General, administrative and selling expenses	4,227	4,402
Interest expense	439	932
Other expense — net	37	14

Income before income taxes	1,319	1,069
Income tax provision	554	428

Net income	$765	$641

Earnings per share:
Basic:

Net income per share:	$0.08	$0.07

Diluted:

Net income per share:	$0.08	$0.07

Weighted — average basic shares outstanding	9,340,000	9,286,000
Weighted — average diluted shares outstanding	9,409,000	9,376,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	June 29, 2008	March 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,801	$1,876
Accounts receivable (net of allowance for doubtful accounts of $102 at June 29, 2008 and $101 at March 31, 2008)	13,775	19,733
Inventories	21,059	18,227
Prepaid expenses and other current assets	425	410
Deferred income taxes	7,403	7,545

Total current assets	44,463	47,791

PROPERTY:
Property, plant and equipment	13,759	13,226
Less accumulated depreciation and amortization	9,696	9,393

Property, plant and equipment — net	4,063	3,833

OTHER ASSETS:
Deferred income taxes	13,523	13,819
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	6,401	6,345

Total other assets	24,326	24,566

TOTAL	$72,852	$76,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$2,920
Current portion of long-term debt	3,057	3,057
Accounts payable — trade	5,021	3,934
Accrued compensation	2,089	2,952
Accrued income taxes	130	353
Accrued interest	106	136
Other current liabilities	5,494	5,895

Total current liabilities	15,897	19,247

LONG-TERM DEBT PAYABLE TO BANKS	19,085	19,849

OTHER LONG-TERM LIABILITIES	10,046	10,202

COMMITMENTS AND CONTINGENCIES (Note 10)
STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,758,098 at June 29, 2008 and 9,751,315 shares at March 31, 2008	97	97
Additional paid-in capital	93,262	93,090
Accumulated deficit	(58,815)	(59,580)
Accumulated other comprehensive loss	(16)	(16)

	34,528	33,591
Less treasury stock, at cost — 412,731 at June 29, 2008 and 412,323 shares at March 31, 2008	(6,704)	(6,699)

Total stockholders’ equity	27,824	26,892

TOTAL	$72,852	$76,190

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three Months Ended
	June 29, 2008	July 1, 2007

Cash flows from operating activities:
Net income	$765	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328	292
Noncash interest expense, net	21	26
Stock based compensation	160	163
Provision for losses on accounts receivable	1	13
Deferred taxes-net	438	428
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	5,957	3,048
Increase in inventories	(2,832)	(2,081)
Decrease in other assets	113	47
Increase in accounts payable	1,200	1,367
Decrease in accrued compensation	(863)	(1,487)
Decrease in income taxes payable	(223)	(72)
Decrease in other liabilities	(611)	(249)

Net cash provided by operating activities	4,454	2,136

Cash flows from investing activities:
Capital expenditures	(677)	(80)
Capitalized project costs	(175)	—
Decrease in restricted cash	—	4

Net cash used in investing activities	(852)	(76)

Cash flows from financing activities:
Payments on long-term debt	(764)	(1,052)
Repayments of other debt	(2,920)	(2,184)
Expenses related to the private placement of common stock	—	(5)
Exercise of stock options	7	57

Net cash used in financing activities	(3,677)	(3,184)

Decrease in cash	(75)	(1,124)
Cash at beginning of period	1,876	2,127

Cash at end of period	$1,801	$1,003

Supplemental information:
Interest payments	$444	$925
Income tax payments	$343	$73
Non-cash financing activity for stock option exercise	$—	$210
Non-cash investing activity for additions to capitalized project costs	$31	$—
Non-cash investing activity for additions to property plant and equipment	$30	$14

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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	June 29,	July 1,
	2008	2007
Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,340,000	9,286,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,340,000	9,286,000

Stock options*	69,000	90,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,409,000	9,376,000

*	During the three month periods ended June 29, 2008 and July 1, 2007, options to purchase 165,000 and 101,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.
NOTE 2. Stock-Based Compensation
Net income for both three month periods ended June 29, 2008 and July 1, 2007 includes $0.1 million net of tax, or $0.01 per diluted share, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
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
The weighted-average Black-Scholes value per option granted in fiscal 2008 was $6.80. No options were granted in the first quarter of fiscal 2009. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2008. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

2008
Dividend yield	0.0%
Volatility	48.9%
Risk-free interest rate	4.7%
Expected term of options (in years)	7.0
The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2008	380,911	$738	6	$9.90
Granted	—	—	—	—
Exercised	(1,000)	$4	—	$7.05
Canceled or expired	(5,667)	—	—	$11.90

Outstanding at June 29, 2008	374,244	$735	6	$9.88

Options exercisable at June 29, 2008	282,579	$735	5	$9.24
Unvested options expected to become exercisable after June 29, 2008	91,665	$0	8	$11.85
Shares available for future option grants at June 29, 2008 (a)	642,688

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2009 was approximately $7,000. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first three months of fiscal 2009.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first three months of fiscal 2009 and fiscal 2008, compensation expense associated with stock options was approximately $97,000 and $100,000, respectively, before taxes of approximately $41,000 and $40,000 respectively, and such expense was recorded in general, administrative and selling expenses. As of June 29, 2008, there was approximately $0.5 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.6 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted
		Average Grant
		Date
	Number of Shares	Fair Value
Non-vested at March 31, 2008	26,899	$12.17
Granted	5,783	$11.07
Vested	(3,702)	$11.27
Cancelled	(408)	$12.04

Non-vested at June 29, 2008	28,572	$12.06

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of June 29, 2008, there was approximately $164,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.9 years.

NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	June 29,	March 31,
	2008	2008
Finished goods	$—	$—
Work in process	4,353	3,782
Purchased and manufactured parts	16,706	14,445

Total	$21,059	$18,227

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense was $0.3 million for both three month periods.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 29, 2008 are summarized as follows (in thousands):

Balance at March 31, 2008	$397
Warranty costs incurred	(39)
Change in estimates to pre-existing warranties	(116)
Product warranty accrual	56

Balance at June 29, 2008	$298

NOTE 6. Income Taxes
At June 29, 2008, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $29.4 million and $67.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The benefit of the state NOLs due to expire in fiscal 2009 is approximately $4.5 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate the federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 29, 2008, the Company has a balance of $350,000 for unrecognized tax benefits that, if ultimately realized, will reduce the Company’s annual effective tax rate. An examination by the Internal Revenue Service of the Company’s federal income tax returns for fiscal 2006 began this quarter. No material changes to the unrecognized tax benefit balance occurred during the three month period ended June 29, 2008.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	June 29, 2008	March 31, 2008

Senior Credit Facility	$22,142	$25,826

Less current maturities	3,057	5,977

Total long-term debt	$19,085	$19,849

Senior Credit Facility — On May 1, 2006, the Company refinanced and paid in full its former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.6% at June 29, 2008 (the “Senior Credit Facility”). The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which are linked to cash flow, as discussed below. The remaining payments under the term loans are due at maturity. The Company did not have a mandatory prepayment for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of the Company’s headquarters facility and plant in Union, New Jersey, which was completed in February 2008. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of June 29, 2008.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments and capital expenditures. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. The Company did not have a mandatory prepayment for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of the Company’s headquarters facility and plant in Union, New Jersey, which was completed in February 2008.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of the assets of the Company. The Senior Credit Facility allows the Company to issue letters of credit against the total borrowing capacity of the facility. At June 29, 2008, the Company was in compliance with the provisions of the Senior Credit Facility. At June 29, 2008, there were no outstanding borrowings, a $0.8 million outstanding letter of credit and $9.2 million in availability under the revolving portion of the Senior Credit Facility.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million for the three month periods ended June 29, 2008 and July 1, 2007.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the Pension Plan of $4.2 million at June 29, 2008 and March 31, 2008. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement
	Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
Interest cost	$11	$13	$55	$44
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$11	$13	$55	$44

NOTE 9. New Accounting Standards
In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The effective date of SFAS 159 for the Company is April 1, 2008. The adoption of the provisions of SFAS 159 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Footnote 9 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 did not have a material effect on the Company’s financial position, results of operations, or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.69%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.

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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At June 29, 2008, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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

Revenues from the three operating segments for the three month periods ended June 29, 2008 and July 1, 2007 are as follows (in thousands):

	Three Months Ended
	June 29, 2008	July 1, 2007

Hoist and Winch	$8,559	$11,744
Cargo Hooks	3,791	2,625
Weapons Handling	538	1,548
Other Sales	1,080	338

Total	$13,968	$16,255

During the three month period ended June 29, 2008, 29%, 16% and 12% of net sales were made to three major customers, respectively. During the three month period ended July 1, 2007, net sales to three major customers accounted for 19%, 19% and 12%, respectively, of total revenues.
Net sales below show the geographic location of customers (in thousands):

	Three Months Ended
	June 29, 2008	July 1, 2007

Location:
United States	$9,221	$8,672
England	382	1,315
Italy	1,262	2,176
Other European Countries	966	1,664
Pacific and Far East	498	631
Other non-United States	1,639	1,797

Total	$13,968	$16,255

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
This Report contains forward-looking statements within the meaning of the federal securities laws, including information regarding our fiscal 2009 financial outlook, future plans, objectives, business prospects and anticipated financial performance. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them. Forward-looking statements are subject to the safe harbors created in the Acts.
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
Results of Operations
Three Months Ended June 29, 2008 Compared with Three Months Ended July 1, 2007 (in thousands)

	Three Months Ended		Increase (decrease)
	June 29,	July 1,
	2008	2007	$	%

New Equipment	$6,279	$8,550	$(2,271)	(26.6)
Spare Parts	2,929	3,789	(860)	(22.7)
Overhaul and Repair	3,809	3,647	162	4.4
Engineering Services	951	269	682	253.5

Net Sales	13,968	16,255	(2,287)	(14.1)
Cost of Sales	7,946	9,838	(1,892)	(19.2)
Gross Profit	6,022	6,417	(395)	(6.2)
General, administrative and selling expenses	4,227	4,402	(175)	(4.0)
Interest expense	439	932	(493)	(52.9)
Net income	$765	$641	$124	19.3

Net Sales. Our net sales decreased to $14.0 million in the first quarter of fiscal 2009, a decrease of $2.3 million from net sales of $16.3 million in the first quarter of fiscal 2008. The $2.3 million decrease in sales of new equipment for the first quarter of fiscal 2009 as compared to the same period last year was driven primarily by lower shipments in the hoist and winch and weapons handling operating segments. The $1.7 million decrease of new equipment sales in the hoist and winch operating segment was attributable to lower shipment volume over the prior period and order patterns of customers. The $1.3 million decrease in new equipment sales in the weapons handling operating segments was due primarily to the timing of shipments for the High Mobility Artillery Rocket System (HIMARS). The decrease in new equipments sales in the hoist and winch and weapons handling operating segments were slightly offset by an increase of $0.7 million of new equipment sales in the cargo hook operating segment. Shipments of spare parts in the hoist and winch operating segment decreased $1.4 million, but were partially offset by an increase in spare parts shipments of $0.3 million and $0.2 million in the cargo hook and weapons handling operating segments, respectively. The demand for spare parts remained weak during the first quarter of fiscal 2009 due primarily, we believe, to the delay in fully funding the war effort in Iraq and Afghanistan. This delay is the single biggest factor impacting the shift in our sales mix. Sales during the first three months of fiscal 2009 in the overhaul and repair operating segment had a slight increase of $0.2 million as compared to the same period last year. The overall $0.7 million increase in engineering sales during the first the quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is primarily attributable to the weapons handling operating segment. Specifically, it is the result of the development and design of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. We expect this trend to continue in fiscal 2009.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first quarter of fiscal 2009, the $7.9 million cost of sales as a percent of sales was 56.9%. In the first quarter of fiscal 2008, the $9.8 million cost of sales as a percent of sales was 60.5%. This 3.6% decrease in cost of sales as a percentage of sales in the first quarter of fiscal 2009 as compared to the same period last year is the result of better performance and product mix in the production of new equipment, and improved operating efficiencies in the overhaul and repair operating segment.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, with overhaul and repair 27% to 43% and spare parts ranging from 64% to 71%. The balance, or mix, of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. While the demand for spare parts was lower in the first quarter of fiscal 2009 compared to the same period last year, our overall gross margin for the first quarter of fiscal 2009 was 43%, compared to 39% in the first quarter of fiscal 2008, which was principally the result of better operating efficiencies and product mix in new equipment sales in both the cargo hook and hoist and winch operating segments.
General, administrative and selling expenses. General, administrative and selling expenses for the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008, decreased approximately $0.2 million. This decrease was primarily due to lower engineering expenditures related to the Company’s Airbus A400M military transport aircraft project.
Interest expense. In the first quarter of fiscal 2009, there was a decline in the overall effective interest rate of 2% as compared to the first quarter of fiscal 2008. The decline in the interest rate coupled with a reduction of our outstanding Senior Credit Facility (as detailed below) through cash flows from operations and proceeds from the sale of the Company’s Union, New Jersey facility in the fourth quarter of fiscal 2008, caused the decrease in interest expense of $0.5 million for the three month period ended June 29, 2008 as compared to the same prior year period. A new senior credit facility is expected to be in place during the second quarter of fiscal 2009. With this, we expect our annualized interest expense for fiscal 2009 to be lower than fiscal 2008 by an amount in excess of $1.0 million.

Net Income. We reported net income of $0.8 million in the first quarter of fiscal 2009 versus net income of $0.6 million in the first quarter of fiscal 2008. This increase in net income resulted from the reasons discussed above.
New orders. New orders received during the first quarter of fiscal 2009 totaled $23.0 million, as compared with $8.1 million in the first quarter of fiscal 2008. Orders for new equipment increased $9.1 million and $4.5 million in the hoist and winch and cargo hook operating segments, respectively, and remained essentially unchanged in the weapons handling operating segment in the first quarter of fiscal 2009 as compared to the same period in the prior fiscal year. The increase in orders of new equipment in the hoist and winch operating segment is mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter. New orders for engineering in the weapons handling operating segment increased approximately $0.7 million, and orders for overhaul and repair in all operating segments remained essentially unchanged. Orders for spare parts in the cargo hook operating segment increased approximately $0.5 million, but were offset by a decrease of approximately $0.4 million in the hoist and winch operating segment. The demand for spare parts remained weak during the first quarter of fiscal 2009, due we believe, primarily to the delay in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.
Backlog. Backlog at June 29, 2008 was $133.3 million, an increase of $9.0 million from the $124.3 million at March 31, 2008. The increase in backlog is mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter. The backlog at June 29, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft, which is scheduled to commence shipping in late calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $38.6 million of backlog at June 29, 2008 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first quarter of fiscal 2009 was 1.6 as compared to 0.5 for the first quarter of fiscal 2008. The increase in the book to bill ratio was directly related to the higher order intake during the first quarter of fiscal 2009, as compared to the first quarter of fiscal 2008. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
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
At June 29, 2008, there were no outstanding borrowings, a $0.8 million outstanding letter of credit and $9.2 million in availability under the revolving portion of the Senior Credit Facility. The Senior Credit Facility prohibits the payment of dividends. We were in compliance with all of the covenants in the Senior Credit Facility at June 29, 2008. We are also in the process of negotiating a new senior credit facility. Through this facility, and assuming stable interest rates, we expect to lower our annualized interest expense on our debt in fiscal 2009 by an amount in excess of $1.0 million.

In February, 2008, we completed the sale of our headquarters facility and plant in Union, New Jersey. The sales price for the facility was $10.5 million and net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce our Senior Credit Facility. The agreement of sale permits us to lease the facility for up to two years after closing, pending our relocation to a new site, and accordingly we are currently leasing the facility. We are in the process of selecting a new site for our facilities that will be better suited to our current and expected needs, and expect to initiate the relocation to the new site in the fourth quarter of fiscal 2009.
Our common stock is listed on the American Stock Exchange (“AMEX”) under the trading symbol BZC.
Working Capital
Our working capital at June 29, 2008 was $28.6 million, essentially unchanged as compared to $28.5 million at March 31, 2008. The ratio of current assets to current liabilities was 2.8 to 1 at June 29, 2008 and 2.5 to 1 at March 31, 2008.
The major working capital changes during the first three months of fiscal 2009 resulted from a decrease in accounts receivable of $6.0 million, an increase in inventory of $2.8 million, an increase in accounts payable of $1.1 million, and a decrease in accrued compensation of $0.9 million. In addition, the revolving portion of our Senior Credit Facility decreased $2.9 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred late in the fourth quarter of fiscal 2008. The increase in inventory and accounts payable is due to parts being purchased in advance in order to meet the shipping demands of the second quarter of fiscal 2009, which are more heavily weighted toward new equipment sales and require longer lead time. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2009. The decrease in the revolving portion of the Senior Credit Facility reflects the strong cash flow produced in the first three months of fiscal 2009 derived from the collections on accounts receivable as discussed above.
The number of days that sales were outstanding in accounts receivable decreased to 63.8 days at June 29, 2008 from 67.3 days at March 31, 2008. The decrease in days was attributable to higher shipments made in March of fiscal 2008 as compared to June of fiscal 2009. Inventory turnover decreased to 1.6 turns at June 29, 2008 versus 1.8 turns at July 1, 2007. The decrease in inventory turns is reflective of the higher inventory levels due to the shift in product mix discussed above.
Capital Expenditures
Cash paid for our additions to property, plant and equipment were approximately $0.7 million for the first three months of fiscal 2009, compared to $0.1 million for the first three months of fiscal 2008. Additions to property, plant and equipment budgeted in fiscal 2009 total approximately $3.2 million and include projected expenditures for the fit-out of the Company’s new facility (See “Liquidity and Capital Resources”, above).
Cash paid for capitalized project costs, representing qualification and proto-type units on several programs, were approximately $0.2 million for the first three months of fiscal 2009 and will be amortized on a per unit basis based on the shipping schedule. There were no capitalized project costs for the first three months of fiscal 2008. Capitalized project costs budgeted in fiscal 2009 total approximately $2.9 million.
Senior Credit Facility
Senior Credit Facility — On May 1, 2006, we refinanced and paid in full our former senior credit facility with a new five year $50.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.6% at June 29, 2008 (the “Senior Credit Facility”). The term loans require monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which are linked to cash flow, as discussed below. The remaining payments under the term loans are due at maturity. We did not have a mandatory prepayment for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, New Jersey, which was completed in February 2008. Accordingly, the balance sheet reflects $3.1 million of current maturities due under term loans of the Senior Credit Facility as of June 29, 2008.
The Senior Credit Facility contains certain mandatory prepayment provisions in the event of extraordinary income, the issuance of equity in the Company or items which are linked to cash flow. The cash flow provision requires prepayment of the Senior Credit Facility in an amount equal to 50% of earnings before interest, taxes, depreciation and amortization (EBITDA) less principal payments, interest payments, tax payments and capital expenditures. Each such prepayment is applied first to the outstanding principal of one of the term loans up to a certain recapture amount, then ratably to the outstanding principal of all of the term loans until paid in full, and then to the outstanding principal of the revolver in the credit facility. We did not have a mandatory prepayment for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, New Jersey, which was completed in February 2008.
The Senior Credit Facility prohibits the payment of dividends. The Senior Credit Facility is secured by all of our assets. The Senior Credit Facility allows us to issue letters of credit against the total borrowing capacity of the facility. At June 29, 2008, we were in compliance with the provisions of the Senior Credit Facility. At June 29, 2008, there were no outstanding borrowings, a $0.8 million outstanding letter of credit and $9.2 million in availability under the revolving portion of the Senior Credit Facility.
Tax Benefits from Net Operating Losses
At June 29, 2008, we had federal and state net operating loss carry forwards, or NOLs, of approximately $29.4 million and $67.7 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The state NOLs due to expire in fiscal 2009 is approximately $4.5 million against which we have a valuation allowance. The NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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

Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of June 29, 2008 (in thousands):
Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$22,142	$3,057	$19,085	$—	$—
Estimated interest payments on long-term debt (b)	3,516	1,370	2,146	—	—
Operating leases	951	736	212	3	—
FIN48 obligations, including interest and penalties (c)	350	350	—	—	—

Total	$26,959	$5,513	$21,443	$3	$—

(a)	Obligations for long-term debt reflect the requirements of the term loans under the Senior Credit Facility See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loans under the Senior Credit Facility and assume an effective weighted average interest rate of 6.6%, the Company’s estimated blended interest rate at June 29, 2008.

(c)	The FIN 48 obligations shown in the table above represents unrecognized tax benefits. See Note 6 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.
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

We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.69%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At June 29, 2008, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Recently Issued Accounting Standards
In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 did not have a material effect on our financial position, results of operations, or cash flows.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. At June 29, 2008, $21.8 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.2 million based on the amount outstanding under the facility at June 29, 2008.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of June 29, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15f under the Securities Exchange Act of 1934, as amended) during the first three months of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are engaged in various legal proceedings incidental to our business. It is the opinion of management that, after taking into consideration information furnished by our counsel, these matters will not have a material effect on our consolidated financial position, results of operations, or cash flows in future periods.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2008, as filed with the Securities and Exchange Commission, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Senior Credit Facility described in Part I above prohibits the payment of dividends.
Item 6. Exhibits
10.36	Amendment dated as of April 1, 2008, to Employment Agreement dated as of January 19, 2006, by and between Joseph F. Spanier and the Company.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: August 1, 2008	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.