Form 10-K/A
period 2008-03-31
BREEZE-EASTERN CORP
filed 2008-09-10
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A-1
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

DOCUMENTS INCORPORATED BY REFERENCE
NONE
EXPLANATORY NOTE
The registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008 was filed on June 4, 2008. This Amendment No. 1 corrects the information called for by Item 12 in Part III of Form 10-K which was incorporated by reference from the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders filed on July 25, 2008. Specifically, the herein amendment corrects the disclosure in the table provided under “Security Ownership of Principal Stockholders, Directors Nominees for Director and Executive Officers” with respect to the amount and percentage of the registrant’s common stock stated as beneficially owned by T. Rowe Price Associates, Inc.
Except as referenced above, no other changes have been made to the information set forth in the subject Form 10-K or the Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders. Information therein not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on June 4, 2008. Accordingly, this amendment should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K, including any amendments to those filings.
PART I
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:
Certain of the statements contained in the body of this Form 10-K/A-1 (the “Report”) are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.

PART III
ITEM 12
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
SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS, NOMINEES FOR
DIRECTOR AND EXECUTIVE OFFICERS
The following table sets out certain information regarding the beneficial ownership of the Common Stock as of June 30, 2008 (except as referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of the Common Stock, (ii) each director and nominee for director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) each of the other three most highly compensated executive officers of the Company whose compensation exceeded $100,000 in fiscal 2008, and (v) all directors, nominees for director and executive officers as a group:

	Number of
	Shares of		Percentage of
Name	Common Stock (1)		Common Stock (1)
Beck, Mack & Oliver LLC	604,200	(2)	6.47%
360 Madison Avenue New York, NY 10017
Tinicum Capital Partners II, L.P.	2,458,184	(3)	26.30%
800 Third Avenue 40th Floor New York, NY 10022
T. Rowe Price Associates, Inc.	670,725	(4)	7.2%
100 East Pratt Street, Baltimore, MD 21202
Goldsmith & Harris Incorporated	890,714	(5)	9.53%
80 Pine Street New York, NY 10005
Wynnefield Partners Small Cap Value, L.P.	2,071,033	(6)	22.16%
450 Seventh Avenue, Suite 509 New York, NY 10123
Directors, Nominees and Executive Officers
William H. Alderman	2,381		*
Charles W. Grigg	2,381	(7)	*
Jay R. Harris	1,090,924	(8)	11.67%
Gerald C. Harvey	109,584	(9)	1.17%
William J. Recker	291,833		3.12%
Russell M. Sarachek	158,177	(10)	1.69%
William M. Shockley	4,956	(11)	*
Joseph F. Spanier	121,817	(12)	1.30%
Frederick Wasserman	2,381		*
Robert L. G. White	201,052	(13)	2.15%
Directors, nominees and executive officers as a group (10 persons)	1,985,486	(14)	21.25%

*	Less than 1%.

(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in this table and these notes. References in these footnotes to “shares,” unless otherwise specified, are to shares of Common Stock. The percentages of Common Stock shown are based upon the 9,345,367 shares of Common Stock outstanding as of June 30, 2008.

(2)	Based on a Schedule 13G filed with the Securities and Exchange Commission (“SEC”) on January 31, 2008 by Beck, Mack & Oliver LLC, which has sole voting power and shared investment power with respect to these shares, which are owned by investment advisory clients of Beck, Mack & Oliver LLC. Mr. Robert C. Beck, as a Managing Member of Beck, Mack & Oliver LLC, is a natural control person of said entity.

(3)	Based on a Schedule 13D filed with the SEC on August 1, 2007 jointly by Tinicum Capital Partners II, L.P. (“TCP”) Tinicum Capital Partners II Parallel Fund, L.P. (“TPP”). For purposes of the reporting requirements of the Securities Exchange Act of 1934, TCP
(and TPP with respect to 12,883 shares) is deemed to be a beneficial owner of such securities; TCP and TPP each disclaim beneficial ownership of shares held by the other, respectively. If TCP and TPP are each deemed to beneficially own shares held by the other, TCP and TPP’s aggregate beneficial ownership would be 2,471,067 shares or 26.44%. Messrs. Eric Ruttenberg and Terence O’Toole are Co-Managing Members of Tinicum Lantern II, L.L.C. and are the natural control persons of TCP and TPP.

(4)	Based on a Schedule 13G filed with the SEC on February 12, 2008 jointly by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small Cap Value Fund, Inc. (“Price Small-Cap”). These shares are owned by various individual and institutional investors with respect to which Price Associates or Price Small-Cap serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates (and Price Small-Cap with respect to 566,677 shares) is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Mr. Henry H. Hopkins is a natural control person of each of said entities.

(5)	Based on a Schedule 13G filed with the SEC on February 11, 2008 by Goldsmith & Harris Incorporated (“G&H”), a broker-dealer registered under Section 15 of the Securities Exchange Act of 1934 and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, which is deemed to have beneficial ownership of 743,023 shares based on shared investment power over certain accounts of its clients holding such shares. Philip W. Goldsmith, Chairman of G&H, also filed a Schedule 13G with the SEC on February 11, 2008, reflecting his beneficial ownership of the following shares: (i) 743,023 shares of which Mr. Goldsmith is the beneficial owner through his position as Chairman of G&H; (ii) 128,501 shares of which Mr. Goldsmith is the beneficial owner through his position as Managing Director of Goldsmith & Harris Asset Management LLC (“GHAM”), an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, through which he exercises investment discretion and voting control over the 128,501 shares held by Goldsmith & Harris Capital Appreciation LLC; (iii) 13,190 shares of which Mr. Goldsmith is the beneficial owner through his personal accounts over which neither G&H nor GHAM has investment discretion or voting control; and (iv) 6,000 shares of which Mr. Goldsmith is the beneficial owner through family-related accounts over which neither G&H nor GHAM has investment discretion or voting control. Mr. Jay R. Harris, a director of the Company and Mr. Philip W. Goldsmith are the natural control persons of Goldsmith & Harris Incorporated.

(6)	Based on a Schedule 13D filed with the SEC on August 9, 2007, by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I.; Wynnefield Small Cap Value Offshore Fund, Ltd.; Channel Partnership II, L.P.; Nelson Obus; Joshua Landes; Wynnefield Capital Management, LLC; and Wynnefield Capital, Inc,. Wynnefield Capital Management, LLC reported that it holds an indirect beneficial interest in 1,248,378 shares which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P. I. Wynnefield Capital, Inc. reported that it holds an indirect beneficial interest in the 784,255 shares which are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. Nelson Obus reported that he holds an indirect beneficial interest in 38,400 shares which are directly beneficially owned by Channel Partnership II, L.P. Nelson Obus and Joshua Landes are the natural control persons of each of said entities.

(7)	Mr. Grigg is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 2,471,067 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in Schedule 13D, as amended, filed with the SEC on
August 1, 2007.

(8)	Based on a Form 4 filed with the SEC on behalf of Mr. Harris on February 25, 2008, and includes (i) 2,381 shares of restricted stock; (ii) 743,023 shares of which Mr. Harris may be deemed to be the indirect beneficial owner through his position as

President of Goldsmith & Harris Incorporated by virtue of shared investment discretion over and the power to dispose or to direct the disposition of accounts of its clients that own such shares; (iii) 128,501 shares of which Mr. Harris may be deemed to be the indirect beneficial owner through his position as Managing Director of Goldsmith & Harris Asset Management, LLC, through which he shares investment discretion and voting control over the 128,501 shares held by Goldsmith & Harris Capital Appreciation, LLC; and (iv) 22,800 shares of which Mr. Harris may be deemed to be the indirect beneficial owner of family-related accounts, over which Mr. Harris exercises investment discretion and voting control.

(9)	Includes 85,199 shares issuable with respect to options exercisable within 60 days of June 30, 2008.

(10)	Based on a Form 4 filed on behalf of Mr. Sarachek with the SEC on February 13, 2008 and includes (i) 53,386 shares of which Mr. Sarachek may be deemed to be the indirect beneficial owner by virtue of his having sole investment discretion and voting control over the shares held by Contra Capital Management, LLC, of which he is the sole managing member; and (ii) 101,510 shares of which Mr. Sarachek may be deemed to be the indirect beneficial owner by virtue of his having sole investment discretion and voting control over the shares held by UT Special Opportunities Fund, L.P., of which he is the sole investment manager.

(11)	Mr. Shockley is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 2,471,067 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in Schedule 13D, as amended, filed with the SEC on August 1, 2007.

(12)	Includes 79,998 shares issuable with respect to options exercisable within 60 days of June 30, 2008 and 2,000 shares owned by Mr. Spanier’s children.

(13)	Includes 99,878 shares issuable with respect to options exercisable within 60 days of June 30, 2008.

(14)	Includes 265,075 shares issuable with respect to options exercisable within 60 days of June 30, 2008.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Unless otherwise noted, the following documents where filed as part of or Exhibits to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 4, 2008.
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

2. Financial Statements and Schedules:

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

BREEZE-EASTERN CORPORATION
By	/s/ Robert L.G. White
Robert L.G. White
President and Chief Executive Officer

Date: September 10, 2008