Form 10-Q
period 2008-09-28
BREEZE-EASTERN CORP
filed 2008-11-04
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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
Yes ☐   No ☑
As of October 30, 2008, the total number of outstanding shares of registrant’s one class of common stock was 9,365,366.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended September 28, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2008.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$14,507	$17,240	$28,475	$33,495
Cost of sales	8,637	10,006	16,583	19,844

Gross profit	5,870	7,234	11,892	13,651

General, administrative and selling expenses	4,636	4,953	8,863	9,355
Interest expense	385	892	824	1,824
Other expense — net	51	55	88	69
Loss on extinguishment of debt	551	—	551	—

Income before income taxes	247	1,334	1,566	2,403
Income tax provision	104	533	658	961

Net income	$143	$801	$908	$1,442

Earnings per share:
Basic:

Net income per share:	$0.02	$0.09	$0.10	$0.16

Diluted:

Net income per share:	$0.02	$0.09	$0.10	$0.15

Weighted — average basic shares outstanding	9,348,000	9,312,000	9,344,000	9,299,000
Weighted — average diluted shares outstanding	9,413,000	9,406,000	9,411,000	9,391,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
ASSETS	September 28, 2008	March 31, 2008

CURRENT ASSETS:
Cash and cash equivalents	$2,712	$1,876
Accounts receivable (net of allowance for doubtful accounts of $104 at September 28, 2008 and $101 at March 31, 2008)	13,532	19,733
Inventories	24,562	18,227
Prepaid expenses and other current assets	395	410
Deferred income taxes	7,375	7,545

Total current assets	48,576	47,791

PROPERTY:
Property, plant and equipment	12,847	13,226
Less accumulated depreciation and amortization	8,776	9,393

Property , plant and equipment — net	4,071	3,833

OTHER ASSETS:
Deferred income taxes	13,471	13,819
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	7,030	6,345

Total other assets	24,903	24,566

TOTAL	$77,550	$76,190

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Revolving credit facility	$2,400	$2,920
Current portion of long-term debt	3,286	3,057
Accounts payable — trade	6,327	3,934
Accrued compensation	2,610	2,952
Accrued income taxes	80	353
Accrued interest	108	136
Other current liabilities	5,264	5,895

Total current liabilities	20,075	19,247

LONG-TERM DEBT PAYABLE TO BANKS	19,714	19,849

OTHER LONG-TERM LIABILITIES	9,631	10,202

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,778,097 at September 28, 2008 and 9,751,315 shares at March 31, 2008	97	97
Additional paid-in capital	93,424	93,090
Accumulated deficit	(58,671)	(59,580)
Accumulated other comprehensive loss	(16)	(16)

	34,834	33,591
Less treasury stock, at cost - 412,731 at September 28, 2008 and 412,323 shares at March 31, 2008	(6,704)	(6,699)

Total stockholders’ equity	28,130	26,892

TOTAL	$77,550	$76,190

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six months ended
	September 28, 2008	September 30, 2007

Cash flows from operating activities:
Net income	$908	$1,442
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	223	—
Depreciation and amortization	700	590
Noncash interest expense, net	42	53
Stock based compensation	323	297
Provision for losses on accounts receivable	3	2
Deferred taxes-net	518	893
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	6,198	1,259
Increase in inventories	(6,335)	(2,771)
Increase in other assets	(81)	(599)
Increase in accounts payable	2,412	993
Decrease in accrued compensation	(342)	(908)
Decrease in income taxes payable	(273)	(78)
Decrease in other liabilities	(1,278)	(261)

Net cash provided by operating activities	3,018	912

Cash flows from investing activities:
Capital expenditures	(920)	(232)
Capitalized project costs	(376)
Decrease in restricted cash	—	4

Net cash used in investing activities	(1,296)	(228)

Cash flows from financing activities:
Payments on long-term debt	(22,906)	(3,532)
Proceeds from long-term debt and borrowings	23,000	—
Net (repayments) borrowings of other debt	(520)	925
Payment of debt issue costs	(467)	—
Expenses related to the private placement of common stock	—	(5)
Exercise of stock options	7	65

Net cash used in financing activities	(886)	(2,547)

Increase (decrease) in cash	836	(1,863)
Cash at beginning of period	1,876	2,127

Cash at end of period	$2,712	$264

Supplemental information:
Interest payments	$778	$1,790
Income tax payments	$418	$147
Non-cash financing activity for stock option exercise	$—	$210
Non-cash investing activity for capitalized project costs	$14	$210
Non-cash investing activity for additions to property, plant and equipment	$141	$252

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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,348,000	9,312,000	9,344,000	9,299,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,348,000	9,312,000	9,344,000	9,299,000

Stock options*	65,000	94,000	67,000	92,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,413,000	9,406,000	9,411,000	9,391,000

*	During the three and six month periods ended September 28, 2008, options to purchase 164,000 shares of common stock and during the three and six month periods ended September 30, 2007, options to purchase 26,000 and 64,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.

NOTE 2. Stock-Based Compensation
Net income for the three and six month periods ended September 28, 2008 includes $94,000 net of tax, or $0.01 per diluted share, and $187,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense. Net income for the three and six month periods ended September 30, 2007 includes $80,000 net of tax, or $0.01 per diluted share, and $178,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
The Company maintains the Amended and Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long Term Incentive Plan (the “2004 Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”).
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
Under each of the 1992, 1999, 2004 and 2006 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Options granted prior to May 1999 to officers and employees, and all options granted to non-employee directors, expire if not exercised on or before five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers and employees vest ratably over three years beginning one year after the date of the grant. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, vesting of options may be accelerated.
The weighted-average Black-Scholes value per option granted in fiscal 2009 and fiscal 2008 were $4.52 and $6.80, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2009 and fiscal 2008. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	2009	2008
Dividend yield	0.0%	0.0%
Volatility	33.5%	48.9%
Risk-free interest rate	3.6%	4.7%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted—
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2008	380,911	$738	6	$9.90
Granted	82,000	—	—	$10.60
Exercised	(1,000)	$4	—	$7.05
Canceled or expired	(7,000)	—	—	$11.87

Outstanding at September 28, 2008	454,911	$651	6	$10.00

Options exercisable at September 28, 2008	303,411	$651	5	$9.40
Unvested options expected to become exercisable after September 28, 2008	151,500	$0	9	$11.20
Shares available for future option grants at September 28, 2008 (a)	356,936

(a)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first six months of fiscal 2009 was approximately $7,000. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first six months of fiscal 2009.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first six months of fiscal 2009 and fiscal 2008, compensation expense associated with stock options was approximately $191,000 and $206,000, respectively, before taxes of approximately $80,000 and $83,000 respectively, and such expense was recorded in general, administrative and selling expenses. As of September 28, 2008, there was approximately $0.7 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted—
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at March 31, 2008	26,899	$12.17
Granted	25,782	$10.63
Vested	(20,369)	$12.36
Cancelled	(408)	$12.04

Non-vested at September 28, 2008	31,904	$10.80

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of September 28, 2008, there was approximately $306,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.4 years.
NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	September 28,	March 31,
	2008	2008

Finished goods	$—	$—
Work in process	6,956	3,782
Purchased and manufactured parts	17,606	14,445

Total	$24,562	$18,227

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and six month periods ended September 28, 2008 was $0.3 million and $0.6 million, respectively, and for the three and six month periods ended September 30, 2007, depreciation expense was $0.3 million and $0.5 million, respectively.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 28, 2008 are summarized as follows (in thousands):

Balance at March 31, 2008	$397
Warranty costs incurred	(95)
Change in estimates to pre-existing warranties	(166)
Product warranty accrual	93

Balance at September 28, 2008	$229

NOTE 6. Income Taxes
At September 28, 2008, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $29.2 million and $67.4 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The benefit of the state NOLs due to expire in fiscal 2009 is approximately $4.5 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate the federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against some or all of the deferred tax assets.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At September 28, 2008, the Company has a balance of $350,000 for unrecognized tax benefits that, if ultimately realized, will reduce the Company’s annual effective tax rate. An examination by the Internal Revenue Service of the Company’s federal income tax returns for fiscal 2006 began in the first quarter of fiscal 2009. No material changes to the unrecognized tax benefit balance occurred during the six month period ended September 28, 2008.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed Statement of Consolidated Operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	September 28, 2008	March 31, 2008
Senior Credit Facility	$25,400	$25,826

Less current maturities	5,686	5,977

Total long-term debt	$19,714	$19,849

Senior Credit Facility- On August 28, 2008, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). The blended interest rate at September 28, 2008, on the Senior Credit Facility was 4.58%. As a result of this refinancing, in the second quarter the Company recorded a pre-tax charge $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan commencing October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of September 28, 2008.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus in each case applicable margins based on the Company’s leverage ratio, which is equal to the Company’s consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended). The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At September 28, 2008, the Senior Credit Facility had a blended interest rate of 4.58%, all tied to LIBOR. In addition, the Company is required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of the assets of the Company and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At September 28, 2008, there was $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At September 28, 2008, the Company was in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap
The Senior Credit Facility requires the Company enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case , of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes. In September, 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of the Company’s Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the second quarter of fiscal 2009.
Former Senior Credit Facility — At March 31, 2008, the Company had a $50.0 million senior credit facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which were linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. The Company did not have a mandatory prepayment under the Former Senior Credit Facility for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of the Company’s headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The Former Senior Credit Facility was secured by all of the assets of the Company.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.4 million for both the three and six month periods ended September 28, 2008 and September 30, 2007, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the Pension Plan of $3.9 million at September 28, 2008 and March 31, 2008. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Components of net periodic benefit costs:

Interest cost	$12	$13	$23	$26

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$12	$13	$23	$26

	Pension Plan
	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Components of net periodic benefit costs:

Interest Cost	$53	$45	$108	$89

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$53	$45	$108	$89

NOTE 9. New Accounting Standards
In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Note 8 of “Notes to Unaudited Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.48%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million, respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.6 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 28, 2008, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Revenues from the three operating segments for the three and six month periods ended September 28, 2008 and September 30, 2007 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007

Hoist and Winch	$9,137	$12,286	$17,696	$24,030

Cargo Hooks	1,865	3,866	5,656	6,491

Weapons Handling	2,271	879	2,809	2,427

Other Sales	1,234	209	2,314	547

Total	$14,507	$17,240	$28,475	$33,495

During the three and six month periods ended September 28, 2008, net sales to one customer accounted for 18% and 23%, respectively, of total revenues and another accounted for 16% and 23%, respectively, of total revenues. A third customer accounted for 17% and 15% of total revenues for the three and six month period ended September 28, 2008, respectively. During the three and six month periods ended September 30, 2007, 48% and 44% of net sales, respectively, were distributed evenly to two major customers.
Net sales below show the geographic location of customers (in thousands):

	Three Months Ended		Six Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Location:
United States	$9,032	$9,022	$18,253	$17,694
England	439	385	821	1,700
Italy	1,311	2,748	2,573	4,924
Other European Countries	1,248	2,587	2,214	4,251
Pacific and Far East	1,109	883	1,607	1,514
Other non-United States	1,368	1,615	3,007	3,412

Total	$14,507	$17,240	$28,475	$33,495

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 and Section 21E of
the Securities Exchange Act of 1934:
Certain of the statements contained in the body of this Quarterly Report on Form 10-Q (the “Report”) are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements.
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
Results of Operations
Three Months Ended September 28, 2008 Compared with Three Months Ended September 30, 2007 (in thousands)

	Three Months Ended
	September 28,	September 30,	Increase (decrease)
	2008	2007	$	%

New Equipment	$7,467	$9,461	$(1,994)	(21.1)
Spare Parts	2,758	4,297	(1,539)	(35.8)
Overhaul and Repair	3,127	3,457	(330)	(9.5)
Engineering Services	1,155	25	1,130	4,520.0

Net Sales	14,507	17,240	(2,733)	(15.9)
Cost of Sales	8,637	10,006	(1,369)	(13.7)
Gross Profit	5,870	7,234	(1,364)	(18.9)
General, administrative and selling expenses	4,636	4,953	(317)	(6.4)
Interest expense	385	892	(507)	(56.8)
Loss on extinguishment of debt	551	—	551	N/A
Net income	$143	$801	$(658)	(82.1)
Net Sales. Our net sales decreased to $14.5 million in the second quarter of fiscal 2009, a decrease of $2.7 million from net sales of $17.2 million in the second quarter of fiscal 2008. The $2.0 million decrease in sales of new equipment for the second quarter of fiscal 2009 as compared to the same period last year was driven primarily by lower shipments and order patterns of customers in the hoist and winch and cargo hook operating segments. The

$0.7 million decrease in new equipment sales in the cargo hook operating segment was offset by $0.8 million of increased sales in the weapons handling operating segment, as we resumed shipments for the High Mobility Artillery Rocket System (HIMARS).
In the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, shipments of spare parts in the hoist and winch and cargo hook operating segments decreased $0.9 million and $1.2 million, respectively, but were partially offset by an increase in spare parts shipments of $0.6 million in the weapons handling operating segment. The demand for spare parts remained weak during the second quarter of fiscal 2009 due primarily, we believe, to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. This delay is the single biggest factor impacting the shift in our sales mix.
The $1.1 million increase in engineering sales during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 is all attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program. Sales during the second quarter of fiscal 2009 in the overhaul and repair operating segment had a slight decrease of $0.3 million as compared to the same period last year.
In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. We expect this trend to continue in fiscal 2009.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the second quarter of fiscal 2009, the $8.6 million cost of sales as a percent of sales was 59.5%. In the second quarter of fiscal 2008, the $10.0 million cost of sales as a percent of sales was 58.0%. This 1.5% increase in cost of sales as a percentage of sales in the second quarter of fiscal 2009 as compared to the same period last year is the result of lower sales volume of new equipment and spare parts in the hoist and winch and cargo hook operating segments.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, with overhaul and repair 27% to 43% and spare parts ranging from 64% to 71%. The balance, or mix, of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. Our overall gross margin for the second quarter of fiscal 2009 was 41% compared to 42% for the second quarter of fiscal 2008. This was principally the result of lower sales volume of new equipment and spare parts in the hoist and winch and cargo hook operating segments.
General, administrative and selling expenses. General, administrative and selling expenses for the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008, decreased $0.3 million. This decrease was due to lower non-recurring engineering expenditures related to the Company’s Airbus A400M military transport aircraft project, marketing commissions, and one-time costs associated with a threatened proxy contest that occurred and was settled during the second quarter of fiscal 2008. These decreases were partially offset by higher internal research and development costs.
Interest expense. Interest expense decreased $0.5 million to $0.4 million in the second quarter of fiscal 2009, as compared to $0.9 million in the second quarter of fiscal 2008. In the second quarter of fiscal 2009, there was a decline in the overall effective interest rate of approximately 4% as compared to the second quarter of fiscal 2008, resulting from the refinancing of our Former Senior Credit Facility in the second quarter of fiscal 2009 (see Senior Credit Facility section below). The refinancing is expected to save us in excess of $1.0 million in interest expense in fiscal 2009 as compared to fiscal 2008. The decline in the interest rate coupled with the reduction of our former senior credit facility through cash flows from operations and proceeds from the sale of the Company’s Union, New

Jersey facility in the fourth quarter of fiscal 2008, caused the decrease in interest expense of $0.5 million for the second quarter of fiscal 2009 as compared to the same prior year period.
Loss on Extinguishment of Debt. In the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and term loans totaling $23.0 million. As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium associated with the payoff of the Former Senior Credit Facility.
Net Income. We reported net income of $0.1 million in the second quarter of fiscal 2009 versus net income of $0.8 million in the second quarter of fiscal 2008, resulting from the reasons discussed above. Net income for the second quarter of fiscal 2009 included a pretax charge of $0.6 million related to the refinancing of the Company’s debt.
New orders. New orders received during the second quarter of fiscal 2009 totaled $18.4 million, as compared with $27.6 million in the second quarter of fiscal 2008. Orders for new equipment in the hoist and winch operating segment decreased $12.1 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The decrease in orders for new equipment in the hoist and winch operating segment is attributable to the timing of customer order patterns. This decrease was partially offset by an increase in orders for new equipment in the cargo hook operating segment and is mainly attributable to a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter.
New orders for overhaul and repair increased $0.4 million and $0.3 million in the cargo hook and hoist and winch operating segments, respectively, during the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008.
In the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008, new orders for spare parts in the hoist and winch operating segment decreased approximately $1.1 million, and remained essentially unchanged on both the cargo hook and weapons handling operating segments. The demand for spare parts remained weak during the second quarter of fiscal 2009 due, we believe, primarily to the delay in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.
Backlog. Backlog at September 28, 2008 was $137.2 million, an increase of $12.9 million from the $124.3 million at March 31, 2008. The increase in backlog is mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter, and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. The backlog at September 28, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft, which is scheduled to commence shipping in late calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $38.5 million of backlog at September 28, 2008 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the second quarter of fiscal 2009 was 1.3 as compared to 1.6 for the second quarter of fiscal 2008. The decrease in the book to bill ratio was directly related to the lower order intake during the second quarter of fiscal 2009, as compared to the second quarter of fiscal 2008. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.

Six Months Ended September 28, 2008 Compared with Six Months Ended September 30, 2007 (in thousands)

	Six Months Ended
	September 28,	September 30,	Increase (decrease)
	2008	2007	$	%

New Equipment	$13,746	$18,011	$(4,265)	(23.7)
Spare Parts	5,687	8,086	(2,399)	(29.7)
Overhaul and Repair	6,936	7,104	(168)	(2.4)
Engineering Services	2,106	294	1,812	616.3

Net Sales	28,475	33,495	(5,020)	(15.0)
Cost of Sales	16,583	19,844	(3,261)	(16.4)
Gross Profit	11,892	13,651	(1,759)	(12.9)
General, administrative and selling expenses	8,863	9,355	(492)	(5.3)
Interest expense	824	1,824	(1,000)	(54.8)
Loss on extinguishment of debt	551	—	551	N/A
Net income	$908	$1,442	$(534)	(37.0)
Net Sales. Sales of $28.5 million for the first six months of fiscal 2009 declined $5.0 million from sales of $33.5 million in the first six months of fiscal 2008. The $4.3 million decrease in sales of new equipment for the first six months of fiscal 2009 as compared to the same period last year was driven by $3.7 million of lower shipments in the hoist and winch operating segment and $0.5 million of lower shipments in the weapons handling operating segment. The decrease in new equipment sales was attributable to lower shipment volume over the prior period and order patterns of customers.
In the first six months of fiscal 2009 as compared to the same period last year, shipments of spare parts in the hoist and winch and cargo hook operating segments decreased $2.3 million and $0.9 million, respectively, but were partially offset by an increase in spare parts shipments of $0.8 million in the weapons handling operating segment. The demand for spare parts remained weak during the first six months of fiscal 2009 due primarily, we believe, to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. This delay is the single biggest factor impacting the shift in our sales mix.
The $1.8 million net increase in engineering sales during the first six months of fiscal 2009 as compared to the first six months of fiscal 2008 is attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the development and design of a recovery winch being developed for the U.S. Army under the FCS program.
In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. We expect this trend to continue in fiscal 2009.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first six months of fiscal 2009, as compared to the first six months of fiscal 2008, the cost of sales as a percent of sales decreased approximately 1%. This reflects an improvement related to performance and product mix enhancement in both the new production and engineering market segments, which have offset the volume decreases in the new production and spare parts market segments we have experienced.

Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 43% and spare parts ranging from 64% to 71%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. The gross margin of 42% for the first six months of fiscal 2009 as compared to 41% for the first six months of fiscal 2008 reflects an improvement related to performance and product mix enhancement in both the new production and engineering market segments, which have offset the volume decreases in the new production and spare parts market segments we have experienced.
General, administrative and selling expenses. General, administrative and selling expenses for the first six months of fiscal 2009, as compared to the first six months of fiscal 2008, decreased $0.5 million. This decrease was due mainly to lower non-recurring engineering expenditures related to the Company’s Airbus A400M military transport aircraft project and one-time costs associated with a threatened proxy contest that occurred and was settled during the second quarter of fiscal 2008. These decreases were partially offset by higher internal research and development costs.
Interest expense. Proceeds from the sale of the Company’s Union, New Jersey facility in the fourth quarter of fiscal 2008, required principal payments, and strong cash flows from operations allowed us to reduce our Former Senior Credit Facility by approximately $14.7 million from the debt level at September 30, 2007 compared to the total debt that was paid off at the refinancing on August 28, 2008. The decrease in interest expense of $1.0 million to $0.8 million in the first six months of fiscal 2009, as compared to $1.8 million in the same period last year is the direct result of the pay down of debt. In the second quarter of fiscal 2009, we completed the refinancing of our existing debt (see Senior Credit Facility below). The refinancing is expected to save us in excess of $1.0 million in interest expense in fiscal 2009 as compared to fiscal 2008.
Loss on Extinguishment of Debt. In the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving credit facility, and term loans totaling $23.0. As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium associated with the payoff of the Former Senior Credit Facility.
Net Income. We reported net income of $0.9 million for the first six months of fiscal 2009 versus net income of $1.4 million for the first six months of fiscal 2008, resulting from the reasons discussed above. Net income for the first six months of fiscal 2009 included a pretax charge of $0.6 million related to the refinancing of the Company’s debt.
New orders. New orders received during the first six months of fiscal 2009 totaled $41.4 million, as compared with $35.8 million in the first six months of fiscal 2008. Orders for new equipment increased $8.1 million in the cargo hook operating segment, which was the result of a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. Orders for new equipment in the hoist and winch operating segment decreased $3.0 million in the first six months of fiscal 2008 as compared to the same period in the prior year, despite orders that were received in the first quarter of fiscal 2009 for $5.1 million for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter.
In the first six months of fiscal 2009 as compared to the first six months of fiscal 2008, orders for overhaul and repair in both the hoist and winch and cargo hook operating segments increased $0.3 million and $0.5 million respectively, and orders for engineering increased approximately $0.6 million.
Orders for spare parts in the hoist and winch operating segment decreased $1.5 million, but were offset by an increase of approximately $0.4 million in the cargo hook operating segment. The demand for spare parts remained weak during the first six months of fiscal 2009, due, we believe, primarily to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.

Backlog. Backlog at September 28, 2008 was $137.2 million, an increase of $12.9 million from the $124.3 million at March 31, 2008. The increase in backlog is mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter, and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. The backlog at September 28, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft, which is scheduled to commence shipping in late calendar 2009 and continue through 2020. The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $38.5 million of backlog at September 28, 2008 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first six months of fiscal 2009 was 1.5 as compared to 1.1 for the first six months of fiscal 2008. The increase in the book to bill ratio was directly related to the higher order intake during the first six months of fiscal 2009, as compared to the first six months of fiscal 2008. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility, as defined below. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations and the Senior Credit Facility, we expect to have sufficient cash to meet our requirements for at least the next twelve months, which includes the relocation of our headquarters facility and plant as discussed below.
During the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million. Through this facility, and assuming stable interest rates, we expect to lower our annualized interest expense on our debt in fiscal 2009 by an amount in excess of $1.0 million. At September 28, 2008, there were $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At September 28, 2008, we were in compliance with the provisions of the Senior Credit Facility.
In February, 2008, we completed the sale of our headquarters facility and plant in Union, New Jersey. The sales price for the facility was $10.5 million and net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce our Former Senior Credit Facility. The agreement of sale permits us to lease the facility for up to two years after closing, pending our relocation to a new site. We are in the process of selecting a new site for our facilities that will be better suited to our current and expected needs, and expect to initiate the relocation to the new site in the first quarter of fiscal 2010.
Our common stock is listed on the NYSE Alternext U.S. (former American Stock Exchange) under the trading symbol BZC.
Working Capital
Our working capital at September 28, 2008 was $28.5 million, unchanged as compared March 31, 2008. The ratio of current assets to current liabilities was 2.4 to 1 at September 28, 2008 and 2.5 to 1 at March 31, 2008.

The major working capital changes during the first six months of fiscal 2009 resulted from an increase in cash and cash equivalents of $0.8 million, a decrease in accounts receivable of $6.2 million, an increase in inventory of $6.3 million, an increase in accounts payable of $2.4 million, a decrease in accrued compensation and accrued income tax of $0.3 million, respectively and a decrease in other current liabilities of $0.6 million. In addition, the revolving portion of our Senior Credit Facility decreased $0.5 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred late in the fourth quarter of fiscal 2008. The increase in inventory and accounts payable is due to parts being purchased in advance in order to meet the anticipated shipping demands of the last six months of fiscal 2009. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2009. The decrease in accrued income tax was due to the payment of estimated taxes for alternative minimum taxes. Lower commissions payable and warranty reserves accounted for the decrease in other current liabilities. The decrease in the revolving portion of the Senior Credit Facility reflects the strong cash flow produced in the first six months of fiscal 2009 derived from the collections on accounts receivable as discussed above.
The number of days that sales were outstanding in accounts receivable decreased to 47.4 days at September 28, 2008 from 67.3 days at March 31, 2008. The decrease in days was attributable to higher shipments made in March of fiscal 2008 as compared to September of fiscal 2009. Inventory turnover decreased to 1.6 turns at September 28, 2008 versus 1.8 turns at September 30, 2007. The decrease in inventory turns is reflective of the higher inventory levels in order to meet the shipping schedule in the last half of the fiscal year.
Capital Expenditures
Cash paid for our additions to property, plant and equipment was approximately $0.9 million for the first six months of fiscal 2009, compared to $0.2 million for the first six months of fiscal 2008. Additions to property, plant and equipment budgeted in fiscal 2009 total approximately $3.2 million and include projected expenditures for the fit-out of the Company’s new facility (See “Liquidity and Capital Resources”, above).
Cash paid for capitalized project costs, representing qualification and proto-type units on several programs, were approximately $0.4 million for the first six months of fiscal 2009 and will be amortized on a per unit basis based on the shipping schedule. There were no capitalized project costs for the first six months of fiscal 2008. Capitalized project costs budgeted in fiscal 2009 total approximately $2.9 million.
Senior Credit Facility
Senior Credit Facility — On August 28, 2008, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). The blended interest rate at September 28, 2008, on the Senior Credit Facility was 4.58%. As a result of this refinancing, in the second quarter we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan commencing October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of September 28, 2008.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio which is our consolidated total debt, calculated at the end of each fiscal quarter to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income calculated at the end of such quarter for the four quarters then ended). The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At September 28, 2008, the Senior Credit Facility had a blended interest rate of 4.58%, all tied to

LIBOR. In addition, we are required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of our assets and allows us to issue letters of credit against the total borrowing capacity of the facility. At September 28, 2008, there were $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At September 28, 2008, we were in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap
The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year, in each case of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. We do not use derivatives for trading or speculative purposes. In September, 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the second quarter of fiscal 2009.
Tax Benefits from Net Operating Losses
At September 28, 2008, we had federal and state net operating loss carry forwards, or NOLs, of approximately $29.2 million and $67.4 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The state NOLs due to expire in fiscal 2009 is approximately $4.5 million against which we have a valuation allowance. The NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A corresponding valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against some or all of the deferred tax assets.
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

Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of September 28, 2008 (in thousands):

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$23,000	$3,286	$6,571	$13,143	$—
Estimated interest payments on long-term debt (b)	3,259	957	1,464	838	—
Operating leases	667	480	184	3	—
FIN48 obligations, including interest and penalties (c)	350	350	—	—	—

Total	$27,276	$5,073	$8,219	$13,984	$—

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loans under the Senior Credit Facility and assume an effective weighted average interest rate of 4.58%, the Company’s estimated blended interest rate at September 28, 2008.

(c)	The FIN 48 obligations shown in the table above represents unrecognized tax benefits. See Note 6 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.48%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.6 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.6 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.6 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 28, 2008, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.4 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Recently Issued Accounting Standards
In May 2008, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Note 8 of “Notes to Unaudited Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September, 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility. As required by our Senior Credit Facility agreement, the interest rate swap is for a term of three years for 50% for the first two years and 35% for the third year, in each case of the aggregate amount of the term loan. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. As of September 28, 2008, the one month LIBOR rate was approximately 2.93%, and an increase or decrease of 1% in the LIBOR rate will have the effect of increasing or decreasing annual interest expense by approximately $0.1 million.
At September 28, 2008, $25.4 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.3 million based on the amount outstanding under the facility at September 28, 2008.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its

Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of September 28, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 4. Submission of Matters to a Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on September 18, 2008. As of July 21, 2008, the record date for determining the holders eligible to vote at the Annual Meeting, there were 9,344,514 shares of Common Stock outstanding.
(b) The following matters were voted upon at the meeting:
(i) The first item considered was the election of the directors of the Company to serve until the next Annual Meeting of Shareholders and the election of successors. The results of the voting were as follows:

Director Nominee	Votes For	Withheld

William H. Alderman	8,133,554	4,546
Charles W. Grigg	7,923,710	214,390
Jay R. Harris	8,133,323	4,777
William J. Recker	7,936,799	201,301

Director Nominee	Votes For	Withheld
Russell M. Sarachek	8,133,128	4,972
William M. Shockley	7,924,017	214,083
Frederick Wasserman	7,785,470	352,630
Robert L.G. White	8,133,615	4,485
(ii) The second item considered was the ratification of the Audit Committee’s selection of Margolis & Company P.C. as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2009, which was approved with 8,134,214 shares voted in favor of such proposal, 2,010 shares voted against such proposal, and holders of 1,876 shares abstained.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: November 4, 2008	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.