Form 10-Q
period 2008-12-28
BREEZE-EASTERN CORP
filed 2009-02-03
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2008
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
Registrant’s telephone number, including area code: (908) 686-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of January 30, 2009, the total number of outstanding shares of registrant’s one class of common stock was 9,365,366.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended December 28, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2008.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net sales	$23,527	$18,061	$52,002	$51,556
Cost of sales	14,175	9,919	30,758	29,763

Gross profit	9,352	8,142	21,244	21,793

General, administrative and selling expenses	4,744	4,714	13,607	14,069
Interest expense	305	846	1,129	2,670
Other expense — net	45	38	133	107
Loss on extinguishment of debt	—	—	551	—

Income before income taxes	4,258	2,544	5,824	4,947
Income tax provision	1,788	1,018	2,446	1,979

Net income	$2,470	$1,526	$3,378	$2,968

Earnings per share:
Basic:
Net income per share:	$0.26	$0.16	$0.36	$0.32

Diluted:
Net income per share:	$0.26	$0.16	$0.36	$0.32

Weighted — average basic shares outstanding	9,365,000	9,327,000	9,351,000	9,308,000
Weighted — average diluted shares outstanding	9,398,000	9,404,000	9,407,000	9,395,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	December 28, 2008	March 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204	$1,876
Accounts receivable (net of allowance for doubtful accounts of $105 at December 28, 2008 and $101 at March 31, 2008)	18,567	19,733
Inventories	22,614	18,227
Prepaid expenses and other current assets	340	410
Deferred income taxes	6,914	7,545

Total current assets	50,639	47,791

PROPERTY:
Property, plant and equipment	13,242	13,226
Less accumulated depreciation and amortization	9,085	9,393

Property , plant and equipment — net	4,157	3,833

OTHER ASSETS:
Deferred income taxes	12,399	13,819
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	7,600	6,345

Total other assets	24,401	24,566

TOTAL	$79,197	$76,190

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Revolving credit facility	$2,400	$2,920
Current portion of long-term debt	3,286	3,057
Accounts payable — trade	6,216	3,934
Accrued compensation	2,486	2,952
Accrued income taxes	316	353
Accrued interest	146	136
Other current liabilities	5,372	5,895

Total current liabilities	20,222	19,247

LONG-TERM DEBT PAYABLE TO BANKS	18,893	19,849

OTHER LONG-TERM LIABILITIES	9,305	10,202

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,778,097 at December 28, 2008 and 9,751,315 shares at March 31, 2008	97	97
Additional paid-in capital	93,601	93,090
Accumulated deficit	(56,201)	(59,580)
Accumulated other comprehensive loss	(16)	(16)

	37,481	33,591

Less treasury stock, at cost - 412,731 at December 28, 2008 and 412,323 shares at March 31, 2008	(6,704)	(6,699)

Total stockholders’ equity	30,777	26,892

TOTAL	$79,197	$76,190

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine months ended
	December 28, 2008	December 30, 2007

Cash flows from operating activities:
Net income	$3,378	$2,968
Adjustments to reconcile net income to net cash provided by operating activities:
Write off of unamortized loan fees	223	—
Depreciation and amortization	1,038	987
Noncash interest expense, net	63	79
Stock based compensation	500	463
Provision for losses on accounts receivable	4	10
Deferred taxes-net	2,051	1,869
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	1,162	2,870
Increase in inventories	(4,387)	(1,744)
Increase in other assets	(74)	(1,033)
Increase (decrease) in accounts payable	2,347	(1,377)
Decrease in accrued compensation	(466)	(821)
Decrease in accrued income taxes	(37)	(77)
Decrease in other liabilities	(1,482)	(199)

Net cash provided by operating activities	4,320	3,995

Cash flows from investing activities:
Capital expenditures	(1,416)	(672)
Capitalized project costs	(823)	—
Decrease in restricted cash	—	4

Net cash used in investing activities	(2,239)	(668)

Cash flows from financing activities:
Payments on long-term debt	(23,727)	(4,296)
Proceeds from long-term debt and borrowings	23,000	—
Net (repayments) borrowings of other debt	(520)	782
Payment of debt issue costs	(513)	—
Expenses related to the private placement of common stock	—	(5)
Exercise of stock options	7	65

Net cash used in financing activities	(1,753)	(3,454)

Increase (decrease) in cash	328	(127)
Cash at beginning of period	1,876	2,127

Cash at end of period	$2,204	$2,000

Supplemental information:
Interest payments	$1,025	$2,659
Income tax payments	$438	$189
Non-cash financing activity for stock option exercise	$—	$210
Non-cash investing activity for capitalized project costs	$69	$—
Non-cash investing activity for additions to property, plant and equipment	$40	$122

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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Basic Earnings per Common Share:

Weighted-average common stock outstanding for basic earnings per share calculation	9,365,000	9,327,000	9,351,000	9,308,000

Diluted Earnings per Common Share:

Weighted-average common shares outstanding	9,365,000	9,327,000	9,351,000	9,308,000

Stock options*	33,000	77,000	56,000	87,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,398,000	9,404,000	9,407,000	9,395,000

*	During the three and nine month periods ended December 28, 2008, options to purchase 311,000 and 213,000 shares of common stock, respectively, and during the three and nine month periods ended December 30, 2007, options to purchase 171,000 and 99,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.
NOTE 2. Stock-Based Compensation
Net income for the three and nine month periods ended December 28, 2008 includes $103,000 net of tax, or $0.01 per diluted share, and $290,000 net of tax, or $0.03 per diluted share, respectively, of stock based compensation expense. Net income for the three and nine month periods ended December 30, 2007 includes $99,000 net of tax, or $0.01 per diluted share, and $278,000 net of tax, or $0.03 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.

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

	2009	2008
Dividend yield	0.0%	0.0%
Volatility	33.5%	48.9%
Risk-free interest rate	3.6%	4.7%
Expected term of options (in years)	7.0	7.0

The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2008	380,911	$738	6	$9.90
Granted	82,000	—	—	$10.60
Exercised	(1,000)	$4	—	$7.05
Canceled or expired	(7,000)	—	—	$11.87

Outstanding at December 28, 2008	454,911	$159	6	$10.00

Options exercisable at December 28, 2008	303,411	$159	5	$9.40
Unvested options expected to become exercisable after December 28, 2008	151,500	$0	9	$11.20
Shares available for future option grants at December 28, 2008 (a)	356,936

(a)	May be decreased by restricted stock grants.
Cash received from stock option exercises during the first nine months of fiscal 2009 was approximately $7,000. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first nine months of fiscal 2009.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first nine months of fiscal 2009 and fiscal 2008, compensation expense associated with stock options was approximately $300,000 and $308,000, respectively, before taxes of approximately $126,000 and $123,000, respectively, and such expense was recorded in general, administrative and selling expenses. As of December 28, 2008, there was approximately $0.6 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.9 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted -
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at March 31, 2008	26,899	$12.17
Granted	25,782	$10.63
Vested	(20,369)	$12.36
Cancelled	(408)	$12.04

Non-vested at December 28, 2008	31,904	$10.80

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of December 28, 2008, there was approximately $238,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.2 years.
NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	December 28,	March 31,
	2008	2008

Finished goods	$—	$—
Work in process	5,501	3,782
Purchased and manufactured parts	17,113	14,445

Total	$22,614	$18,227

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and nine month periods ended December 28, 2008 was $0.3 million and $1.0 million, respectively, and for the three and nine month periods ended December 30, 2007, depreciation expense was $0.4 million and $0.9 million, respectively.
Average useful lives for property, plant and equipment are as follows:

Buildings	10 to 33 years
Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 28, 2008 are summarized as follows (in thousands):

Balance at March 31, 2008	$397
Warranty costs incurred	(152)
Change in estimates to pre-existing warranties	(166)
Product warranty accrual	179

Balance at December 28, 2008	$258

NOTE 6. Income Taxes
At December 28, 2008, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $22.8 million and $61.1 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The benefit of the state NOLs due to expire in fiscal 2009 is approximately $4.3 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate the federal and state income taxes otherwise payable. A valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against some or all of the deferred tax assets.
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
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 28, 2008, the Company has a balance of $350,000 for unrecognized tax benefits that, if ultimately realized, will reduce the Company’s annual effective tax rate. An examination by the Internal Revenue Service of the Company’s federal income tax returns for fiscal 2006 began in the first quarter of fiscal 2009. No material changes to the unrecognized tax benefit balance occurred during the nine month period ended December 28, 2008.
The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying condensed Statement of Consolidated Operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	December 28, 2008	March 31, 2008
Senior Credit Facility	$24,579	$25,826

Less current maturities	5,686	5,977

Total long-term debt	$18,893	$19,849

Senior Credit Facility- On August 28, 2008, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). The blended interest rate at December 28, 2008, on the Senior Credit Facility was 4.22%. As a result of this refinancing, in the second quarter of fiscal 2009, the Company recorded a pre-tax charge $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan, the first of which was paid in October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of December 28, 2008.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus in each case applicable margins based on the Company’s leverage ratio, which is equal to the Company’s consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At December 28, 2008, the Senior Credit Facility had a blended interest rate of 4.22%, all tied to LIBOR, except for $0.3 million which was tied to the Prime Rate. In addition, the Company is required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of the assets of the Company and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At December 28, 2008, there was $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At December 28, 2008, the Company was in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap
The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of the Company’s Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the first nine months of fiscal 2009.
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
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.6 million for both the three and nine month periods ended December 28, 2008 and December 30, 2007, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the Pension Plan of $3.7 million at December 28, 2008 and $3.9 million at March 31, 2008. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Components of net periodic benefit costs:

Interest cost	$11	$13	$34	$39

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$11	$13	$34	$39

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Components of net periodic benefit costs:

Interest Cost	$98	$47	$206	$136

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$98	$47	$206	$136

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The effective date of SFAS 159 for the Company was April 1, 2008. The adoption of the provisions of SFAS 159 has not and is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 2.93%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.4 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.4 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million, respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 28, 2008, the cleanup reserve was $2.5 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Revenues from the three operating segments for the three and nine month periods ended December 28, 2008 and December 30, 2007 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Hoist and Winch	$14,369	$12,608	$32,065	$36,638

Cargo Hooks	4,873	2,774	10,529	9,265

Weapons Handling	3,115	2,522	5,924	4,949

Other Sales	1,170	157	3,484	704

Total	$23,527	$18,061	$52,002	$51,556

During the three and nine month periods ended December 28, 2008, net sales to one customer accounted for 21% and 22%, respectively, of total revenues, another accounted for 16% and 15%, respectively, of total revenues, and a third customer accounted for 12% and 16% of total revenues, respectively. For the three month period ended December 28, 2008, a fourth major customer accounted for 12% of total revenues. During the three month period ended December 30, 2007, 28%, 19% and 13% of net sales were made to three major customers, respectively. During the nine month period ended December 30, 2007, net sales to one customer accounted for 24% of total revenues and another customer accounted for 21% of total revenues.
Net sales below show the geographic location of customers (in thousands):

	Three Months Ended		Nine Months Ended
	December 28,	December 30,	December 28,	December 30,
	2008	2007	2008	2007
Location:
United States	$14,083	$9,967	$32,336	$27,661
England	872	1,410	1,693	3,110
Italy	1,465	2,031	4,038	6,955
Other European Countries	3,193	986	5,407	5,237
Pacific and Far East	1,840	1,296	3,447	2,810
Other non-United States	2,074	2,371	5,081	5,783

Total	$23,527	$18,061	$52,002	$51,556

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
Results of Operations
Three Months Ended December 28, 2008 Compared with Three Months Ended December 30, 2007 (in thousands)

	Three Months Ended
	December 28,	December 30,	Increase (decrease)
	2008	2007	$	%
New Equipment	$12,695	$11,026	$1,669	15.1
Spare Parts	4,664	3,527	1,137	32.2
Overhaul and Repair	5,159	3,403	1,756	51.6
Engineering Services	1,009	105	904	861.0

Net Sales	23,527	18,061	5,466	30.3
Cost of Sales	14,175	9,919	4,256	42.9
Gross Profit	9,352	8,142	1,210	14.9
General, administrative and selling expenses	4,744	4,714	30	0.6
Interest expense	305	846	(541)	(63.9)
Net income	$2,470	$1,526	$944	61.9
Net Sales. Our net sales increased to $23.5 million in the third quarter of fiscal 2009, an increase of $5.5 million from net sales of $18.1 million in the third quarter of fiscal 2008. The $1.7 million increase in sales of new equipment for the third quarter of fiscal 2009 as compared to the same period last year was driven primarily by $0.9 million higher shipments in the cargo hook operating segment and $0.2 million in the hoist and winch operating segment. New equipment sales in the weapons handling operating segment increased $0.6 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, as we resumed shipments during fiscal 2009 for the High Mobility Artillery Rocket System (HIMARS).
In the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, shipments of spare parts in the hoist and winch and cargo hook operating segments increased $0.3 million and $0.9 million, respectively. While spare part sales were $1.1 million higher in the third quarter of fiscal 2009 as compared to the same prior year period, the demand for spare parts continues to remain weak due primarily, we believe, to the prioritization of procurement due to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. This delay is the single biggest factor impacting the shift in our sales mix.
Overhaul and repair sales in the hoist and winch and cargo hook operating segments increased $1.2 million and $0.4 million, respectively, in the third quarter of fiscal 2009 as compared to the same period last year.
The $0.9 million increase in engineering sales during the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 is mainly attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program.
The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. Fiscal 2009 indicates a continuance of this trend as evidenced by the strong sales reported in the third quarter which we expect to continue for the remainder of fiscal 2009 resulting in a favorable sales comparison for the entire fiscal year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the third quarter of fiscal 2009, the $14.2 million cost of sales as a percent of sales was 60.2%. In the third quarter of fiscal 2008, the $9.9 million cost of sales as a percent of sales was 54.9%. This 5.3% increase in cost of sales as a percentage of sales in the third quarter of fiscal 2009 as compared to the same period last year is discussed below under “Gross Profit”.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, with overhaul and repair 27% to 43% and spare parts ranging from 64% to 71%. The balance, or mix, of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. Our overall gross margin for the third quarter of fiscal 2009 was 40% compared to 45% for the third quarter of fiscal 2008. A portion of the decline in the overall gross margin is attributable to costs incurred in the third quarter of fiscal 2009 associated with a contract to develop a new piece of equipment for a fixed wing aircraft to be used by the U.S. Army for tactical combat operations. In the third quarter of fiscal 2008 we had better performance, in both cost and pricing, in the production of new equipment, spare parts and overhaul and repair sales, resulting in very favorable gross profit margins for the third quarter of fiscal 2008. The better than normal gross profit margins in the third quarter of fiscal 2008, along with the aforementioned increase in our contractual product development cost accounted for the decline in the overall gross profit margin for the third quarter of fiscal 2009 as compared to the same period last year.
General, administrative and selling expenses. General, administrative and selling expenses for the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008, remained essentially unchanged.
Interest expense. Interest expense decreased $0.5 million to $0.3 million in the third quarter of fiscal 2009, as compared to $0.8 million in the third quarter of fiscal 2008. In the third quarter of fiscal 2009, there was a decline in the overall effective interest rate of approximately 4% as compared to the third quarter of fiscal 2008, resulting from the refinancing of our Former Senior Credit Facility in the second quarter of fiscal 2009 and lower LIBOR rates (see Senior Credit Facility section below). The refinancing is expected to save us in excess of $1.5 million in interest expense in fiscal 2009 as compared to fiscal 2008. The decline in the interest rate coupled with the reduction of our former senior credit facility through cash flows from operations and proceeds from the sale of the Company’s Union, New Jersey facility in the fourth quarter of fiscal 2008, caused the decrease in interest expense of $0.5 million for the third quarter of fiscal 2009 as compared to the same prior year period.
Net Income. We reported net income of $2.5 million in the third quarter of fiscal 2009, an increase of 62%, compared to net income of $1.5 million in the third quarter of fiscal 2008, resulting from the reasons discussed above.
New orders. New orders received during the third quarter of fiscal 2009 totaled $17.7 million, as compared with $19.1 million in the third quarter of fiscal 2008. Orders for new equipment in the hoist and winch operating segment increased $2.2 million in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008. New orders for overhaul and repair in the hoist and winch operating segment increased $1.3 million in the third quarter of fiscal 2009 as compared to the same period last year. The increase in orders for new equipment and overhaul and repair in the hoist and winch operating segment is attributable to the timing of customer order patterns. Orders for new equipment and overhaul and repair in both the cargo hook and weapons handling operating segments remained essentially unchanged for the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008.
New orders for engineering in the weapons handling operating segment decreased $3.9 million in the third quarter of fiscal 2009 as compared to the same period last year. This decrease is directly attributable to a new order in received in the third quarter of fiscal 2008 for a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program.
In the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008, new orders for spare parts in the hoist and winch and weapons handling operating segments decreased approximately $1.8 million and $ 0.6 million, respectively. These decreases were partially offset by an increase in new orders for spare parts in the cargo hook operating segment of $0.7 million. The demand for spare parts remained weak during the third quarter of fiscal 2009 due, we believe, primarily to the delay in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.
Backlog. Backlog at December 28, 2008 was $131.3 million, an increase of $7.0 million from the $124.3 million at March 31, 2008. Increases in backlog are mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk, a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter, and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. The offsetting decrease is attributable to previously scheduled shipments.
The backlog at December 28, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft, which is scheduled to commence shipping in late calendar 2009 and continue through 2020. There have been recent reports by analysts that there is a delay in the production schedule for the Airbus A400M military transport aircraft. Notwithstanding these reports, we have not to date received notification from Airbus that there is a significant delay in delivering our equipment for this program.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $35.0 million of backlog at December 28, 2008 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the third quarter of fiscal 2009 was 0.8 as compared to 1.1 for the third quarter of fiscal 2008. The decrease in the book to bill ratio was directly related to the lower order intake during the third quarter of fiscal 2009, as compared to the third quarter of fiscal 2008. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce our backlog. Therefore, our backlog information may not represent the actual amount of shipments or sales for any future period.

Nine Months Ended December 28, 2008 Compared with Nine Months Ended December 30, 2007 (in thousands)

	Nine Months Ended		Increase
	December 28,	December 30,	(decrease)
	2008	2007	$	%
New Equipment	$26,441	$29,037	$(2,596)	(8.9)
Spare Parts	10,351	11,613	(1,262)	(10.9)
Overhaul and Repair	12,095	10,507	1,588	15.1
Engineering Services	3,115	399	2,716	680.7

Net Sales	52,002	51,556	446	0.9
Cost of Sales	30,758	29,763	995	3.3
Gross Profit	21,244	21,793	(549)	(2.5)
General, administrative and selling expenses	13,607	14,069	(462)	(3.3)
Interest expense	1,129	2,670	(1,541)	(57.7)
Loss on extinguishment of debt	551	—	551	N/A
Net income	$3,378	$2,968	$410	13.8
Net Sales. Sales of $52.0 million in the first nine months of fiscal 2009 increased by $0.4 million from sales of $51.6 million in the first nine months of fiscal 2008. Sales of new equipment decreased $2.6 million for the first nine months of fiscal 2009 as compared to the same period last year, and were driven by $3.5 million lower shipments in the hoist and winch operating segment. This decrease was partially offset by higher sales of new equipment in the cargo hook operating segment of $0.8 million. The decrease in new equipment sales was attributable to lower shipment volume over the prior period and order patterns of customers.
In the first nine months of fiscal 2009 as compared to the same period last year, shipments of spare parts in the hoist and winch operating segment decreased $2.0, but was partially offset by an increase in spare parts shipments of $0.7 million in the weapons handling operating segment. The demand for spare parts remained weak during the first nine months of fiscal 2009 due primarily, we believe, to the prioritization of procurement due to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. This delay is the single biggest factor impacting the shift in our sales mix.
Overhaul and repair sales were $12.1 million in the first nine months of fiscal 2009, an increase of $1.6 million, as compared to $10.5 million in the first nine months of fiscal 2008. Higher shipments in the hoist and winch and cargo hook operating segments of $0.9 and $0.5 million, respectively, accounted for the majority of the increase.
The $2.7 million increase in engineering sales during the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008 is attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the development and design of a recovery winch being developed for the U.S. Army under the FCS program.
The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. Fiscal 2009 indicates a continuance of this trend as evidenced by the strong sales reported in the third quarter which we expect to continue for the remainder of fiscal 2009 resulting in a favorable sales comparison for the entire fiscal year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, the cost of sales as a percent of sales increased approximately 1%, due to an increase in our contractual product development cost as discussed below in the “Gross Profit”.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment was generally in the range of 31% to 35%, overhaul and repair 27% to 43% and spare parts ranging from 64% to 71%. The balance or mix of this activity, in turn, will have an impact on gross profit and gross profit margins. The gross margin was 41% for the first nine months of fiscal 2009 as compared to 42% for the first nine months of fiscal 2008. In the first nine months of fiscal 2009 we had higher gross profit margins in the new production operating segment due to better operating efficiencies and product mix were offset entirely by gross profit margin decreases in the spare parts operating segment due to volume, performance and product mix. The 1% decrease in the gross margin for the first nine months of fiscal 2009 compared to the same period last year is directly attributable to costs incurred in the third quarter of fiscal 2009 associated with a contract to develop a new piece of equipment for a fixed wing aircraft to be used by the U.S. Army for tactical combat operations.
General, administrative and selling expenses. General, administrative and selling expenses for the first nine months of fiscal 2009, as compared to the first nine months of fiscal 2008, decreased $0.5 million. This decrease was due mainly to lower non-recurring engineering expenditures related to the Company’s Airbus A400M military transport aircraft project and one-time costs associated with a threatened proxy contest that occurred and was settled during the second quarter of fiscal 2008. These decreases were partially offset by higher internal research and development costs.
Interest expense. The refinancing of our Former Senior Credit Facility was completed in the second quarter of fiscal 2009 (see Senior Credit Facility section below). The refinancing is expected to save us in excess of $1.5 million in interest expense in fiscal 2009 as compared to fiscal 2008. Interest expense was $1.1 million for the first nine months of fiscal 2009, as compared to $2.7 million for the first nine months of fiscal 2008. The decline in the interest rates due to the refinancing coupled with the reduction of our former senior credit facility through cash flows from operations and proceeds from the sale of the Company’s Union, New Jersey facility in the fourth quarter of fiscal 2008, caused the decrease in interest expense of $1.6 million for the first nine months of fiscal 2009 as compared to the same prior year period.
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
Net Income. We reported net income of $3.4 million for the first nine months of fiscal 2009 versus net income of $3.0 million for the first nine months of fiscal 2008, resulting from the reasons discussed above. Net income for the first nine months of fiscal 2009 included a pretax charge of $0.6 million related to the refinancing of the Company’s debt.
New orders. New orders received during the first nine months of fiscal 2009 totaled $59.0 million, as compared with $54.8 million in the first nine months of fiscal 2008. Orders for new equipment increased $8.6 million in the cargo hook operating segment, which was the result of a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. Orders for new equipment in the hoist and winch operating segment decreased $0.7 million in the first nine months of fiscal 2009 as compared to the same period in the prior year, despite orders that were received in the first quarter of fiscal 2009 for $5.1 million for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter.
In the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2008, orders for overhaul and repair in both the hoist and winch and cargo hook operating segments increased $1.6 million and $0.7 million respectively, and orders for engineering increased approximately $0.3 million.

Orders for spare parts in the hoist and winch and weapons handling operating segments decreased $3.3 million and $0.5 million, respectively, but were partially offset by an increase of approximately $1.1 million in the cargo hook operating segment. The demand for spare parts continued to remain weak during the first nine months of fiscal 2009, due, we believe, primarily to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.
New orders for engineering in the weapons handling operating segment decreased $3.2 million in the first nine months of fiscal 2009 as compared to the same period last year. This decrease is directly attributable to a new order received in fiscal 2008 for a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program.
Backlog. Backlog at December 28, 2008 was $131.3 million, an increase of $7.0 million from the $124.3 million at March 31, 2008. Increases in backlog are mainly attributable to a $5.1 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $3.4 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter, and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. The offsetting decrease is attributable to previously scheduled shipments. The backlog at December 28, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft which is scheduled to commence shipping in late calendar 2009 and continue through 2020. There have been recent reports by analysts that there is a delay in the production schedule for the Airbus A400M military transport aircraft. Notwithstanding these reports, we have not to date received notification from Airbus that there is a significant delay in delivering our equipment for this program.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $35.0 million of backlog at December 28, 2008 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio was 1.1 for the first nine months of both fiscal 2009 and fiscal 2008. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce our backlog. Therefore, our backlog information may not represent the actual amount of shipments or sales for any future period.
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
During the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million. Through this facility, and assuming stable interest rates, we expect to lower our annualized interest expense on our debt in fiscal 2009 by an amount in excess of $1.5 million. At December 28, 2008, there were $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At December 28, 2008, we were in compliance with the provisions of the Senior Credit Facility.

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
Working Capital
Our working capital at December 28, 2008 was $30.4 million, as compared to $28.5 million at March 31, 2008. The ratio of current assets to current liabilities was 2.5 to 1 at both December 28, 2008 and March 31, 2008.
The major working capital changes during the first nine months of fiscal 2009 resulted from a decrease in accounts receivable of $1.2 million, an increase in inventory of $4.4 million, a decrease in deferred income tax assets of $0.6 million, an increase in accounts payable of $2.3 million and a decrease in accrued compensation and other current liabilities of $0.5 million each. In addition, the revolving portion of our Senior Credit Facility decreased $0.5 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred late in the fourth quarter of fiscal 2008. The increase in inventory and accounts payable is due to parts being purchased in advance for shipments scheduled to be made in the fourth quarter of fiscal 2009, and a focus on having certain common sub-assemblies on hand that are included in the sales forecast. The decrease in accrued compensation was primarily due to incentive payments made in the first quarter of fiscal 2009. The decrease in deferred income tax assets reflects the expected utilization of the NOL’s. Lower commissions payable, current environmental reserves and decreases in warranty reserves accounted for the decrease in other current liabilities. The decrease in the revolving portion of the Senior Credit Facility reflects the strong cash flow produced in the first nine months of fiscal 2009 derived from the collections on accounts receivable as discussed above.
The number of days that sales were outstanding in accounts receivable decreased to 51.2 days at December 28, 2008 from 67.3 days at March 31, 2008. The decrease in days was attributable to 37% higher shipments made in March of fiscal 2008 as compared to December of fiscal 2009. Inventory turnover increased slightly to 2.0 turns at December 28, 2008 versus 1.8 turns at December 30, 2007. The increase in inventory turns reflects the improved utilization of our inventory levels.
Capital Expenditures
Cash paid for our additions to property, plant and equipment was approximately $1.4 million for the first nine months of fiscal 2009, compared to $0.7 million for the first nine months of fiscal 2008. Additions to property, plant and equipment budgeted in fiscal 2009 total approximately $3.2 million and include projected expenditures for the fit-out of the Company’s new facility (See “Liquidity and Capital Resources”, above).
Cash paid for capitalized project costs, representing qualification and proto-type units on several programs, were approximately $0.8 million for the first nine months of fiscal 2009 and will be amortized on a per unit basis based on the shipping schedule. There were no capitalized project costs for the first nine months of fiscal 2008. Capitalized project costs budgeted in fiscal 2009 total approximately $2.9 million.
Senior Credit Facility
Senior Credit Facility – On August 28, 2008, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). The blended interest rate at December 28, 2008, on the Senior Credit Facility was 4.22%. As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan, the first of which was paid in October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of December 28, 2008.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio which is our consolidated total debt, calculated at the end of each fiscal quarter to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income calculated at the end of such quarter for the four quarters then ended). The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At December 28, 2008, the Senior Credit Facility had a blended interest rate of 4.22%, all tied to LIBOR, except for $0.3 million which was tied to the Prime Rate. In addition, we are required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of our assets and allows us to issue letters of credit against the total borrowing capacity of the facility. At December 28, 2008, there were $2.4 million in outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $6.8 million in availability under the revolving portion of the Senior Credit Facility. At December 28, 2008, we were in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap
The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year, in each case of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. We do not use derivatives for trading or speculative purposes. In September, 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the first nine months of fiscal 2009.
Tax Benefits from Net Operating Losses
At December 28, 2008, we had federal and state net operating loss carry forwards, or NOLs, of approximately $22.8 million and $61.1 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2009 through fiscal 2012, respectively. The state NOLs due to expire in fiscal 2009 is approximately $4.3 million against which we have a valuation allowance. The NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $5.6 million has been established relating to the state NOLs, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against some or all of the deferred tax assets.

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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of December 28, 2008 (in thousands):

		Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$22,179	$3,286	$6,571	$12,322	$—
Estimated interest payments on long-term debt (b)	2,931	882	1,350	699	—
Operating leases	381	234	147	—	—
FIN48 obligations, including interest and penalties (c)	350	350	—	—	—

Total	$25,841	$4,752	$8,068	$13,021	$—

(a) Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.
(b) Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loans under the Senior Credit Facility and assume an effective weighted average interest rate of 4.22%, the Company’s estimated blended interest rate at December 28, 2008.
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
We have not seen a discernable impact on our operating results due to the turmoil in the world economy, the global nature of our customer base could eventually result in an impact on our operations. While the programs in which we are involved continue to receive the necessary funding, deepening global recessionary trends and a new United

States Presidential Administration provide new variables. We can not yet determine what impact these developments may have on our operations and the market for our products and services.
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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 2.93%, which is the 20 year Treasury Bill rate at the end of the fiscal third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.4 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.4 million, $0.6 million, $1.4 million, $0.8 million, and $0.6 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 28, 2008, the cleanup reserve was $2.5 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.5 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, providing companies with an option to report selected financial assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet.  The effective date of SFAS 159 for our Company was April 1, 2008.  The adoption of the provisions of SFAS 159 has not and is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September, 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility. As required by our Senior Credit Facility agreement, the interest rate swap is for a term of three years for 50% for the first two years and 35% for the third year, in each case of the aggregate amount of the term loan. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. As of December 28, 2008, the one month LIBOR rate was approximately 1.08%, and an increase or decrease of 1% in the LIBOR rate will have the effect of increasing or decreasing annual interest expense by approximately $0.1 million.
At December 28, 2008, $24.3 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.2 million based on the amount outstanding under the facility at December 28, 2008.
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
As of December 28, 2008, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: February 3, 2009	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*On behalf of the Registrant and as Principal Financial and Accounting Officer.