Form 10-K
period 2009-03-31
BREEZE-EASTERN CORP
filed 2009-05-29
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to

Commission file number 1-7872

BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

700 Liberty Avenue Union, New Jersey (Address of principal executive offices)	07083 (Zip Code)

Registrant’s telephone number, including area code:
(908) 686-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	NYSE Amex

(Title of class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 28, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE Amex (formerly American Stock Exchange) on such date, was $54,393,402. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 21, 2009, the registrant had 9,365,366 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

PART I

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

Certain of the statements contained in the body of this Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (“Report”) are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements. A description of the principal risks and uncertainties inherent in the Company’s business is included herein under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers of this Report are encouraged to read these cautionary statements carefully.

ITEM 1.	BUSINESS

GENERAL

Breeze-Eastern Corporation designs, develops, manufactures, sells and services sophisticated lifting equipment for specialty aerospace and defense applications. The Company was originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the “Company” or the “Registrant” or “Breeze-Eastern” refer to Breeze-Eastern Corporation (including the California corporation prior to the reincorporation) and its consolidated subsidiaries. The Company’s fiscal year ends on March 31. Accordingly, all references to years in this Report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

CORE BUSINESS

Breeze-Eastern’s core business is aerospace and defense products. Breeze-Eastern believes it is the world’s leading designer, manufacturer, service provider, and supplier of performance-critical rescue hoists and cargo hook systems. Breeze-Eastern also manufactures weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, and testing of our products. Further, we are in the process of designing the next generation of rescue hoists in order to enable us to maintain our core business.

PRODUCTS

Breeze-Eastern has three major operating segments which it aggregates into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products. Breeze-Eastern’s weapons handling systems range from weapons handling equipment for land-based rocket launchers to hoisting weapons into position on carrier-based aircraft. Management believes that Breeze-Eastern is the industry market share leader in sales of personnel-rescue hoists and cargo hook equipment. As a pioneer of helicopter hoist technology, Breeze-Eastern continues to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109 Power, Agusta A119, and AgustaWestland AW139 helicopters. Breeze-Eastern also supplies equipment for the United States, Japanese and European Multiple-Launch Rocket Systems, and the United States High Mobility Artillery Rocket System (HIMARS), which uses specialized hoists to load and unload rocket pod containers. Breeze-Eastern’s external cargo hook systems are original equipment on most medium and heavy lift helicopters manufactured today. These hook systems range from small 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Breeze-Eastern also manufactures cargo and aircraft tie-downs.

Breeze-Eastern sells its products through internal marketing representatives and several independent sales representatives and distributors for all operating segments.

The Company’s product backlog varies substantially from time to time due to the size and timing of orders. At March 31, 2009, the backlog of unfilled orders was $131.0 million (of which $99.1 million is not expected to ship within fiscal 2010), compared to $124.3 million at March 31, 2008. The increase in the backlog is mainly attributable to a $7.7 million contract for the manufacture of the probe hoist for the MH-60R Naval Hawk, a $4.0 million contract for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. Also included in the backlog at March 31, 2009 and March 31, 2008 are three orders totaling approximately $65.0 million related to the Airbus A400M aircraft. These three orders are scheduled to commence shipping in late calendar 2009 and continue through 2020. There have been recent reports by analysts that there is a delay in the production schedule for the Airbus A400M military transport aircraft. Notwithstanding these reports, the Company has not, to date, received notification from Airbus that there is a significant delay in delivering the equipment for this program.

MAJOR CUSTOMERS

Breeze-Eastern has three major customers, the U.S. Government, Finmeccanica SpA, and United Technologies Corporation representing 20%, 19% and 16%, respectively, of the total consolidated net sales for fiscal 2009.

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

In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, the availability of U.S. Government funding and product deliveries are among the factors affecting the periods in which revenues are recorded. We expect this trend to continue in fiscal 2010.

EMPLOYEES

At March 31, 2009, the Company had approximately 191 salaried and hourly employees. The United Auto Workers (UAW) represents certain hourly employees at our sole facility in Union, New Jersey. A five year labor agreement was reached with the UAW in October 2004 and expires in October 2009. The Company will commence negotiations with the UAW on a successor agreement in the first quarter of fiscal 2010. The Company considers its relations, with both its union and non-union employees, to be generally satisfactory.

FOREIGN OPERATIONS AND SALES

The Company has no foreign-based operations. The Company had export sales of $32.7 million, $34.5 million, and $31.7 million in fiscal 2009, 2008, and 2007, respectively, representing 43%, 45%, and 43% of the Company’s consolidated net sales in each of those years, respectively. The risk and profitability attendant to these sales is generally comparable to similar products sold by the Company in the United States. Net export sales by geographic area and domicile of customers are set forth in Note 13 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

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

A substantial amount of our revenue is derived from the U.S. Government, Finmeccanica SpA and United Technologies Corporation.

Approximately 20%, 19% and 16% of our consolidated net sales in 2009 were derived from sales to the U.S. Government, Finmeccanica SpA and United Technologies Corporation, respectively. The sales to these customers are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are therefore affected by, among other things, the budget authorization and appropriation processes. A significant decrease in sales to any of these customers could have a material adverse effect on the Company’s results of operations.

We are subject to competition from entities which could have a substantial impact on our business.

The Company competes in some markets with entities that are larger and have substantially greater financial and technical resources than the Company. Generally, competitive factors include design capabilities, product performance, delivery and price. The Company’s ability to compete successfully in such markets will depend on its ability to develop and apply technological innovations and to expand its customer base and product lines. In addition, the development and application of technological innovations may mandate an expenditure of significant capital which may not be recovered through future sales of products. There can be no assurance that the Company will continue to successfully compete in any or all of the businesses discussed above. The failure of the Company to compete successfully or to invest in technology where there is no recovery through product sales could have a materially adverse effect on the Company’s profitability.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties or the termination of our contracts or debarment from bidding on contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of our government contracts could harm our business reputation. It could also result in our progress payments being withheld.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any of our government contracts and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Upon termination for convenience of a cost reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include our cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.

A termination arising out of our default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.

In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Our future growth and continued success is dependent upon our key personnel.

Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations. Therefore, we may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at our existing compensation levels. We have entered into change of control agreements with some members of senior management. We have made a concerted effort to reduce the effect of the loss of our senior management personnel through management succession planning. The loss of members of our senior management group could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industry is intense, and we believe that our future growth and success will depend upon our ability to attract, train, and retain such personnel.

Cancellations, reductions or delays in customer orders may adversely affect our results of operations.

Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations. A further discussion of the risks associated with the Company’s backlog is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Report.

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

Our business could be adversely affected by a negative audit by the U.S. Government.

As a government contractor, we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

Our sales to foreign countries expose us to risks and adverse changes in local legal, tax and regulatory schemes.

In fiscal 2009, 43% of our consolidated sales were from customers outside the United States. We expect international operations and export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation, the following:

•	The possibility of unfavorable circumstances arising from host country laws or regulations; Actual or anticipated fluctuations in our operating results;

•	Potential negative consequences from changes to significant taxation policies, laws or regulations; hanges in market valuations of other similarly situated companies;

•	Changes in tariff and trade barriers and import or export licensing requirements;

•	Political or economic instability, insurrection, civil disturbance or war.

Our liquidity requirements and capital resources depend on a number of factors, some of which are beyond our control.

A discussion of the Company’s liquidity requirements and attendant risks is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this Form 10-K.

While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

We continue to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We are subject to financing and interest rate exposure risks that could adversely affect our business and operating results.

Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause our cost of doing business to increase, limit our ability to fund the development of products and place us at a competitive disadvantage. The current contraction in credit markets could impact our ability to finance our operations.

We anticipate relocating to a new facility in fiscal 2010

We are planning the relocation of our corporate offices and manufacturing facility in fiscal 2010 to an existing building in Whippany, New Jersey. The associated lease agreement was executed on May 13, 2009, and is attached to this Report as Exhibit 10.34. The relocation will require the build out, within the existing structure, of offices and manufacturing space. Risks associated with the relocation include delays in receiving necessary permits and approvals, the failure of contractors to meet agreed construction milestones, the disruption of our ongoing business and distraction of management, and the possible loss of key employees as a consequence of the relocation. After the relocation, we will continue to be a business with our operations located at one site, which involves the risk that substantial impairment of our facility as a consequence of a natural disaster or other event could have a material adverse effect on our operations.

Our common stock is thinly traded and subject to volatility.

Although our common stock is traded on the NYSE Amex (formerly American Stock Exchange) it may remain relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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

We are dependent upon the delivery of component parts by suppliers and, to some extent, the assembly of components and subsystems used by us in the manufacture of our products in a timely and satisfactory manner and in full compliance with applicable terms and conditions. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, the development of alternatives could cause delays in meeting the requirements of our customers. While we enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, our ability to satisfactorily and timely complete our customer obligations could be negatively impacted, which could result in reduced sales, termination of contracts and damage to our reputation and relationships with our customers. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate operating cash flows, which combined with access to the credit markets, provides us with discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

The United Auto Workers (UAW) represents certain hourly employees at our sole facility in Union, New Jersey. A five year labor agreement was reached with the UAW in October 2004 and expires in October 2009. If the collective bargaining agreement relating to our unionized employees is not successfully renegotiated prior to its expiration, we could face work stoppages or labor strikes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information concerning the Company’s principal facilities:

		Owned or
Location	Use of Premises	Leased	Sq. Ft

Union, New Jersey	Executive offices, manufacturing plant	Leased	188,000

In February 2008, the Company completed the sale of its headquarters facility and plant located in Union, New Jersey. As provided in the sale agreement, the Company can lease the facility for up to two years after closing, pending the Company’s relocation to a new site that will be better suited to its current and expected needs. The Company has executed a lease for an alternative location in Whippany, New Jersey, at market terms, and believes the relocation to the new site should, subject to the Risk Factors noted elsewhere in this Report, be completed by the third quarter of fiscal 2010.

The Company continues to own property that it no longer needs in its operations. These properties are located in Pennsylvania, New York, and New Jersey. The property in Pennsylvania, which is carried on the books at a zero value, is not held for sale. The property is the subject of three consent orders with the Pennsylvania Department of Environmental Protection and two cost sharing agreements with the Federal government. The Company’s contingencies associated with environmental matters are described in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

The property located in Irvington, New Jersey, is held for sale; however, it is not being actively marketed given its location in a blighted area and other factors and is carried on our books at zero value.

The sales contract for the Glen Head, New York, property provides for the sale of the property for a price of $4 million, does not include a price adjustment clause and does not allow for termination of the contract. Thus the buyer cannot unilaterally terminate the contract without liability; a buy-out or some other settlement would have to be negotiated with the Company. The buyer has indicated to us its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this industrial site for residential purposes.

Based on information provided by the buyer, the Company believes that all necessary approvals precedent to the sale of the Glen Head property are likely to be completed and the sale closed by June 2011. The property is the subject of a consent order with the State of New York pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation and for which the Company has accrued estimated costs of approximately $1.7 million without discounting for present value. Neither the consent order nor the remediation plan affect the obligation of the buyer to close under the sales contract. At the time the sales contract was entered into in July 2001, the property had an appraised value of $3.3 million without adjusting for the Company’s estimated cost of remediation, which is separately reserved. In 2005, the property had an appraised value of $4.2 million without adjusting for the Company’s estimated cost of remediation. The property has not been appraised since 2005.

ITEM 3.	LEGAL PROCEEDINGS

The information required has been included in Note 12 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the three-month period ended March 31, 2009.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Position with the Company	Age

Robert L. G. White	Director, Chief Executive Officer and President	67
Joseph F. Spanier	Executive Vice President, Chief Financial Officer and Treasurer	62
Gerald C. Harvey	Executive Vice President, General Counsel and Secretary	59

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

Since August 14, 2006, the Company’s common stock, par value $0.01, has been traded on the NYSE Amex (formerly American Stock Exchange) under the trading symbol BZC. For the period January 21, 2005 through August 13, 2006, the Company’s common stock was traded in the over-the-counter (OTC) market under the symbol TTLG.

	High	Low

Fiscal 2008
First Quarter	$14.50	$10.20
Second Quarter	14.50	10.20
Third Quarter	12.08	10.95
Fourth Quarter	12.17	10.11
Fiscal 2009
First Quarter	$11.83	$10.42
Second Quarter	11.30	10.50
Third Quarter	10.50	7.05
Fourth Quarter	8.00	5.94

As of May 21, 2009, the number of stockholders of record of the Company’s common stock was 1,393. On May 21, 2009, the closing sales price of a share of common stock was $6.12 per share.

The Company has not paid any cash dividends on its common stock since fiscal 2001. The payment of future cash dividends, if any, will be reviewed periodically by the board of directors and will depend upon the results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2004 through March 31, 2009, with the cumulative return on a Peer Issuer Group Index. The peer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on April 1, 2004.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2009

Companies in the Peer Group include Curtiss-Wright Corp., Ducommun Inc., HEICO Corp., Ladish Co. Inc., Moog Inc., SIFCO Industries Inc., and Triumph Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

	Years Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Results from Operations
Net sales	$75,427	$75,974	$73,339	$64,418	$62,932
Gross profit	$30,090	$32,517	$32,486	$27,961	$26,755
Interest expense	$1,367	$3,311	$4,231	$9,320	$10,469
Loss on extinguishment of debt	$551	$—	$1,331	$396	$2,185
Gain on sale of facility	$—	$6,811	$—	$—	$—
Net income (loss)	$5,760	$9,442	$3,961	$1,292	$(2,776)
Net income (loss) per share:
Basic	$0.62	$1.01	$0.43	$0.18	$(0.42)
Diluted	$0.61	$1.00	$0.42	$0.18	$(0.42)
Shares outstanding at year-end	9,365	9,339	9,275	9,229	6,697
Financial Position
Total assets	$76,705	$76,190	$80,471	$81,945	$76,438
Working Capital	$32,322	$28,544	$23,140	$17,100	$16,356
Long-term debt	$18,071	$19,849	$32,750	$39,415	$57,868
Stockholders’ equity (deficit)	$33,327	$26,892	$16,899	$12,328	$(6,359)
Book value per share outstanding at year end	$3.56	$2.88	$1.82	$1.34	$(0.95)
Ratios
Current Ratio	2.84	2.48	2.06	1.80	2.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934:

Certain of the statements contained in the body of this Annual Report on Form 10-K are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. In the preparation of this Report, where such forward-looking statements appear, the Company has sought to accompany such statements with meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those described in the forward-looking statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report constitute “forward-looking statements” within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Acts”). Any statements contained herein that are not statements of historical fact are deemed to be forward-looking statements.

This Annual Report on Form 10-K and the information we are incorporating herein by reference contain forward-looking statements within the meaning of the federal securities laws, including information regarding our fiscal 2010 financial outlook, future plans, objectives, business prospects and anticipated financial performance. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them. Forward-looking statements are subject to the safe harbors created in the Acts.

Any number of factors could affect future operations and results, including, without limitation, competition from other companies; changes in applicable laws, rules, and regulations affecting the Company in the locations in which it conducts its business; interest rate trends; a decrease in the United States Government defense spending, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the United States Government or other customers; determination by the Company to dispose of or acquire additional assets; general industry and economic conditions; events impacting the U.S. and world financial markets and economies; and those specific risks that are discussed or referenced elsewhere in this Annual Report on Form 10-K.

The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or future events.

GENERAL

We design, develop, manufacture, sell and service sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer, manufacturer, service provider and supplier of performance-critical rescue hoists and cargo hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems. We have three major operating segments which we aggregate into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.

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

Deferred Tax Asset.  This asset, against which a valuation allowance for a portion of the noncurrent state taxes has been established, represents income tax benefits expected to be realized in the future, primarily as a result of the use of net operating loss carry forwards. In fiscal 2009, the valuation allowance related to the noncurrent state taxes was decreased by approximately $3.7 million to reflect the expiration and utilization of a portion of the state net operating loss carry forwards. Because we expect to generate adequate amounts of taxable income prior to the expiration of the federal and state net operating loss carry forwards in 2022 through 2025 and 2010 through 2012 respectively, no additional valuation allowance was considered necessary. If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the net operating loss carry forwards. In such cases, we may need to increase the valuation allowance established related to deferred tax assets for state tax purposes.

Stock-Based Compensation.  The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Accounting for Stock-Based Compensation”, on April 1, 2006, using the modified prospective transition method. FASB Statement No. 123R requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. The Company’s consolidated financial statements for the years ended March 31, 2009, 2008 and 2007, reflect the impact of FASB Statement No. 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FASB Statement No. 123R. Stock-based compensation expense recognized under FASB Statement No. 123R for each of the years ended March 31, 2009, 2008 and 2007 was $0.4 million, net of tax.

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

Prior to 2006, the Company applied APB Opinion No. 25 and did not recognize compensation expense for stock options granted, as the exercise price of the options on the date of grant was equal to their fair market value as of that date. However, for grants of restricted stock, the Company recognized compensation expense on a straight-line basis over the period that the restrictions expired. The fair value of the options granted during fiscal 2009, 2008 and 2007 was estimated as $4.52 per common share, $6.80 per common share, and $6.83 per common share, respectively. See Note 8 of “Notes to the Consolidated Financial Statements” for further discussion related to stock-based compensation.

RESULTS OF OPERATIONS

Fiscal 2009 Compared to Fiscal 2008

	Fiscal Year Ended		Increase
	March 31,	March 31,	(Decrease)
	2009	2008	$	%
		(In thousands)

New Equipment	$39,087	$44,739	$(5,652)	(12.6)
Spare Parts	14,820	15,127	(307)	(2.0)
Overhaul and Repair	17,083	15,109	1,974	13.1
Engineering Services	4,437	999	3,438	344.1

Net Sales	75,427	75,974	(547)	(0.7)
Cost of Sales	45,337	43,457	1,880	4.3

Gross Profit	30,090	32,517	(2,427)	(7.5)
General, administrative, and selling expenses	18,832	19,574	(742)	(3.8)
Interest expense	1,367	3,311	(1,944)	(58.7)
Loss on extinguishment	551	—	551	100.0
of debt
Gain on sale of facility	—	(6,811)	(6,811)	(100.0)
Net income	$5,760	$9,442	$(3,682)	(39.0)

Net Sales.  Our net sales of $75.4 million in fiscal 2009 decreased by $0.5 million from net sales of $76.0 million in fiscal 2008. Sales of new equipment decreased $5.7 million in fiscal 2009 as compared to the same period last year, and were driven by $4.1 million lower shipments in the hoist and winch operating segment and $1.7 million lower shipments in the cargo hook operating segment. The decrease in new equipment sales was attributable to lower shipment volume over the prior period and order patterns of customers.

In fiscal 2009 as compared to fiscal 2008, shipments of spare parts in the hoist and winch operating segment decreased $1.8 million, but was partially offset by an increase in spare parts shipments of $0.8 million and $0.7 million in the weapons handling and cargo hook operating segments, respectively. The demand for spare parts remained weak during fiscal 2009 due primarily, we believe, to the delay by the U.S. Government in fully funding the war effort in Iraq and Afghanistan.

Overhaul and repair sales were $17.1 million in fiscal 2009, an increase of $2.0 million, as compared to $15.1 million in fiscal 2008. Higher shipments in the hoist and winch operating segment accounted for the majority of the increase.

The $3.4 million increase in engineering sales during fiscal 2009 as compared to fiscal 2008 is attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program.

The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year and fiscal 2009 demonstrated a continuance of this trend.

Cost of Sales.  The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percentage of sales will be affected by the weighting of these components to the total sales volume. In fiscal 2009, the $45.3 million cost of sales as a percent of sales was approximately 60%. In fiscal 2008, the $43.5 million cost of sales as a percentage of sales was approximately 57%. The 3% increase was mainly due to the higher costs incurred in fiscal 2009 associated with a contract to develop a new piece of equipment for a fixed wing aircraft to be used by the U.S. Army for tactical combat operations. See “Gross Profit” section below.

Gross Profit.  As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 34% to 43% and spare parts ranging from 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. The overall gross margin was 40% for fiscal 2009 as compared to 43% for fiscal 2008. The decrease in the overall gross margin is mainly attributable to volume, lower gross profit in the engineering operating segment and a shift in the mix of products sold. In fiscal 2009, we had increased sales in the engineering operating segment but the higher sales volume did not contribute favorably to the overall gross profit margin. Gross profit on engineering services varies significantly with the specific services rendered. Engineering costs incurred in fiscal 2009 associated with a contract to develop a new piece of equipment for a fixed wing aircraft to be used by the U.S. Army for tactical combat operations offset any gross margin from other engineering services sales and accounted for a decrease in the overall gross profit margin for fiscal 2009 of approximately 2%. Sales in the overhaul and repair operating segment increased in fiscal 2009 as compared to fiscal 2008, but the gross profit in fiscal 2009 was lower than in the previous fiscal year due to the product mix within that operating segment.

General, Administrative, and Selling Expenses.  General, administrative, and selling expenses were approximately $18.8 million in fiscal 2009 compared to approximately $19.6 million in fiscal 2008, a decrease of approximately $0.8 million. This decrease was primarily due to lower marketing expenses and having no incentive bonuses, as the operating targets were not met in fiscal 2009. These decreases in general, administrative and selling expenses for fiscal 2009 as compared to fiscal 2008 were partially offset by higher internal research and development costs related to new product development.

In fiscal 2010 we will be relocating to a new facility in Whippany, New Jersey. Aside from the actual cost of the physical move to the new location which is estimated to be $0.8 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010.

Interest Expense.  The refinancing of our Former Senior Credit Facility was completed in the second quarter of fiscal 2009 (see Senior Credit Facility section below). Interest expense was $1.4 million in fiscal 2009, versus $3.3 million in fiscal 2008. The decline in the interest rates due to the refinancing coupled with the reduction of our Former Senior Credit Facility through cash flows from operations and proceeds from the sale of the Company’s Union, New Jersey facility in the fourth quarter of fiscal 2008, caused the decrease in interest expense of $1.9 million in fiscal 2009 as compared to fiscal 2008.

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

Gain on Sale of Facility.  In February 2008, we completed the transaction for the sale of our headquarters facility and plant in Union, New Jersey, for $10.5 million, before selling expenses. The net cash proceeds received at closing of approximately $9.8 million were used to pay down the term portion of our Former Senior Credit Facility (as defined below). The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6.8 million, and a deferred gain of approximately $1.7 million. See Note 11 of “Notes to the Consolidated Financial Statements” for further discussion related to the sale of the facility. As part of the sale agreement we entered into a leaseback of the facility for up to two years after closing. We have executed a lease for an alternate site in Whippany, New Jersey, at market terms, which is better suited to our current and expected needs.

Net Income.  We reported net income of $5.8 million in fiscal 2009, which included a pretax charge of $0.6 million related to the refinancing of the Company’s debt compared to net income reported in fiscal 2008 of $9.4 million, which included a pretax gain of $6.8 million from the sale of our headquarters facility and plant. This decrease in net income resulted from the reasons discussed above. The provision for income taxes in fiscal 2009 includes the release of $0.4 million for an unrecognized tax benefit from prior years which was settled in the current fiscal year which added to the lower overall effective tax rate in fiscal 2009 as compared to fiscal 2008. See Note 5 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

New Orders.  New orders received during fiscal 2009 totaled $82.1 million as compared to $81.1 million of new orders received during fiscal 2008. Orders for new equipment increased $6.9 million in the cargo hook operating segment, which was mainly the result of a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. Orders for new equipment in the hoist and winch operating segment had a total increase of $0.9 million in fiscal 2009 as compared to fiscal 2008, despite orders that were received during the current fiscal year totaling $7.7 million for the manufacture of the probe hoist for the MH-60R Naval Hawk and $4.0 million in orders for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter.

Orders for new equipment in the weapons handling operating segment under the contract for the manufacture and support of the High Mobility Artillery Rocket System (HIMARS) rocket pod loading hoists for the U.S. Army were $3.8 million in fiscal 2009 as compared to $5.2 million in fiscal 2008. This accounted for the majority of the decrease of $1.7 million of new production in the weapons handling operating segment.

In fiscal 2009 as compared to fiscal 2008, orders for overhaul and repair in both the hoist and winch and cargo hook operating segments increased $3.6 million and $1.0 million, respectively. The increased orders for overhaul and repair are attributable to the order patterns of customers.

Orders for spare parts in the hoist and winch and weapons handling operating segments decreased $3.6 million and $0.6 million, respectively, but were partially offset by an increase of approximately $0.7 million of orders in the cargo hook operating segment. The demand for spare parts continued to remain weak during fiscal 2009, due, we believe, primarily to prioritization of procurement due to the delay in fully funding the war effort in Iraq and Afghanistan. While we remain confident that the unrealized portion of the anticipated spare part sales will eventually be ordered, it is not clear at this time when that will happen.

New orders for engineering in the weapons handling operating segment decreased $6.1 million in fiscal 2009 as compared to the prior fiscal year. This decrease is directly attributable to a new order received in fiscal 2008 for a contract for the system design and development of a recovery winch for the Field Recovery and Maintenance Vehicle (FRMV) being developed for the U.S. Army under the Future Combat Systems (FCS) program.

Backlog.  Backlog at March 31, 2009 was $131.0 million, an increase of $6.7 million from the $124.3 million at March 31, 2008. The increase in backlog is mainly attributable to a $7.7 million order for the manufacture of the probe hoist for the MH-60R Naval Hawk and a $4.0 million order for the manufacture of the electric rescue hoist system for the H-60 Black Hawk MEDEVAC helicopter, and a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter. The offsetting decrease is attributable to previously scheduled shipments. The backlog at March 31, 2009 and March 31, 2008 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft which is scheduled to commence shipping in late calendar 2009 and continue through 2020. There have been recent reports by analysts that there is a delay in the production schedule for the Airbus A400M military transport aircraft. Notwithstanding these reports, we have not, to date, received notification from Airbus that there is a significant delay in delivering our equipment for this program.

The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $31.9 million of backlog at March 31, 2009 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio was 1.1 for both fiscal 2009 and fiscal 2008. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce our backlog. Therefore, our backlog information may not represent the actual amount of shipments or sales for any future period.

Fiscal 2008 Compared to Fiscal 2007

	Fiscal Year Ended		Increase
	March 31,	March 31,	(Decrease)
	2008	2007	$	%
		(In thousands)

New Equipment	$44,739	$33,379	$11,360	34.0
Spare Parts	15,127	24,001	(8,874)	(37.0)
Overhaul and Repair	15,109	15,492	(383)	(2.5)
Engineering Services	999	467	532	113.9

Net Sales	75,974	73,339	2,635	3.6
Cost of Sales	43,457	40,853	2,604	6.4

Gross Profit	32,517	32,486	31	0.1
General, administrative, and selling expenses	19,574	19,890	(316)	(1.6)
Interest expense	3,311	4,231	(920)	(21.7)
Gain on sale of facility	(6,811)	—	6,811	100.0
Loss on extinguishment	—	1,331	(1,331)	(100.0)
of debt
Net income	$9,442	$3,961	$5,481	138.4

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

General, Administrative, and Selling Expenses.  General, administrative, and selling expenses were approximately $19.6 million in fiscal 2008 compared to approximately $19.9 million in fiscal 2007, a decrease of approximately $0.3 million. This decrease was primarily due to lower costs related to the implementation of the Section 404 internal control requirements of the Sarbanes-Oxley Act of 2002, and also decreased expenses for marketing and recruiting efforts. These decreases in general, administrative and selling expenses for fiscal 2008 as compared to fiscal 2007 were partially offset by increased expenses relating to the initial phase of the development of a new generation of hoists, and expenses associated with a threatened proxy contest which was settled during second quarter of fiscal 2008.

Interest Expense.  Required principal payments and strong cash flow allowed us to reduce our Former Senior Credit Facility during fiscal 2008 by approximately $15.0 million, including the $9.8 million of net proceeds received from the sale of our headquarters facility and plant, as discussed in the “Gain on Sale of Facility” section below. The overall rate of interest we paid on our outstanding Former Senior Credit Facility declined approximately 2% during fiscal 2008. The reduction of debt coupled with the decline in interest rate is reflected in the $0.9 million decrease in interest expense during fiscal 2008 as compared to fiscal 2007.

Gain on Sale of Facility.  In February 2008, we completed the transaction for the sale of our headquarters facility and plant in Union, New Jersey, for $10.5 million, before selling expenses. The net cash proceeds received at closing of approximately $9.8 million were used to pay down the term portion of our Former Senior Credit Facility (as defined below). The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6.8 million, and a deferred gain of approximately $1.7 million. See Note 11 of “Notes to the Consolidated Financial Statements” for further discussion related to the sale of the facility. As part of the sale agreement we have entered into a lease back of the facility for up to two years after closing. We have executed a lease for an alternate site in Whippany, New Jersey, at market terms, which is better suited to our current and expected needs.

Loss on Extinguishment of Debt.  In May 2006, we refinanced and paid in full the prior senior credit facility with the Former Senior Credit Facility (as defined below). As a result of this refinancing, in the first quarter of fiscal 2007 we recorded a pretax charge of $1.3 million consisting of $0.9 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of prepayment premiums.

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

New orders for engineering in the weapons handling operating segment were approximately $6.3 million in fiscal 2008, as compared to $0.1 million in fiscal 2007. This increase was the direct result of a $3.7 million contract for the system design and development of a recovery winch for the Field Recovery and Maintenance Recovery Vehicle (FRMV) being developed for the U.S. Army under the FCS program.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility, as defined below. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under our contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, as our sales are generally made on the basis of individual purchase orders, our liquidity requirements vary based on the timing and volume of orders. Cash to be used in fiscal 2010 for capital expenditures, our relocation to a new facility and capitalized project costs for engineering are expected to be approximately $8.0 million to $9.0 million. Based on cash on hand, future cash expected to be generated from operations and the Senior Credit Facility, we expect to have sufficient cash to meet our requirements for at least the next twelve months.

During the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million. At March 31, 2009, there were no outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $9.2 million in availability under the revolving portion of the Senior Credit Facility. At March 31, 2009, we were in compliance with the provisions of the Senior Credit Facility.

In February, 2008, we completed the sale of our headquarters facility and plant in Union, New Jersey. The sales price for the facility was $10.5 million and net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce our Former Senior Credit Facility. The agreement of sale permits us to lease the facility for up to two years after closing, pending our relocation to a new site. We have executed a lease for our alternate facilities in

Whippany, New Jersey, at market terms which will be better suited to our current and expected needs, and expect to initiate the relocation to the new site in the third quarter of fiscal 2010. While the relocation will require a cash outlay of approximately $5.0 million to outfit the new facility, we expect to continue our debt reduction program with a targeted principal reduction of our Senior Credit Facility in the area of $5.0 million to $6.0 million in fiscal 2010. Aside from the actual cost of the physical move to the new location which is estimated to be $0.8 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010.

Our common stock is listed on the NYSE Amex (former American Stock Exchange) under the trading symbol BZC.

Working Capital

Our working capital at March 31, 2009 was $32.3 million, an increase of $3.8 million, compared to $28.5 million at March 31, 2008. The ratio of current assets to current liabilities was 2.8 to 1.0 at March 31, 2009, compared to 2.5 to 1.0 at the beginning of fiscal 2009.

The major working capital changes during fiscal 2009 resulted from an increase in cash and cash equivalents of $0.8 million, an increase in inventory of $1.4 million, an increase in accounts payable of $2.4 million and a decrease in accrued compensation of $0.8 million. In addition, at the end of fiscal 2008 we had $2.9 million in borrowings outstanding on the revolving portion of our credit facility, which borrowings had been repaid as of March 31, 2009. The total availability under the $10.0 million revolving portion of our Senior Credit Facility was $9.2 million as of March 31, 2009, after giving effect to $0.8 million in outstanding letters of credit issued in fiscal 2009.

The increase in inventory and accounts payable is due partially to our advance purchase of component parts for products that were scheduled to be shipped in the fourth quarter of fiscal 2009. The increase is also due to a focus on having certain common sub-assemblies on hand for products that are included in the sales forecast. In certain instances customers have requested postponement of delivery of such product. We have not seen any outright cancellation of orders for products we sell on a regular basis, and expect to maintain current inventory levels relative to those products in anticipation of meeting sales forecasts. The decrease in accrued compensation was primarily due to having no incentive bonuses, as the operating targets were not met in fiscal 2009. The decrease in the revolving portion of the Senior Credit Facility and the increase in cash and cash equivalents are reflective of the decline in interest rates due to the refinancing coupled with strong cash flows from operations.

The number of days that sales were outstanding in accounts receivable increased to 69.7 days at March 31, 2009, from 67.3 days at March 31, 2008. In fiscal 2009, we have received notice from several of our customers regarding their new company policies for extending payment terms to suppliers. This has attributed to the increased number of days that sales were outstanding in accounts receivable at March 31, 2009 compared to March 31, 2008. Inventory turnover increased to 2.4 turns in fiscal 2009 versus 2.2 turns in fiscal 2008.

Capital Expenditures

Cash paid for additions to property, plant and equipment was $1.4 million and $1.0 million for fiscal 2009 and fiscal 2008, respectively.

Senior Credit Facility

On August 28, 2008, we refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million, consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan, the first of which was paid in October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of March 31, 2009.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus in each case applicable margins based on our leverage ratio, which is our consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At March 31, 2009 the Senior Credit Facility had a blended interest rate of 3.6%, all tied to LIBOR, except for $0.1 million which was tied to the Prime Rate. In addition, we are required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.

The Senior Credit Facility is secured by all our assets and allows us to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2009, under the revolving portion of our Senior Credit Facility, there were no outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $9.2 million in availability. At March 31, 2009, we were in compliance with the provisions of the Senior Credit Facility.

Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility amounted to $0.1 million in each of the fiscal years ended March 31, 2009, 2008 and 2007. We have long-term debt maturities of $3.3 million in each fiscal year 2011, 2012 and 2013, and $8.2 million in fiscal 2014. These maturities reflect the payment terms of the Senior Credit Facility.

Interest Rate Swap

The Senior Credit Facility requires we enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during fiscal 2009.

Former Senior Credit Facility

At March 31, 2008, we had a $50.0 million senior credit facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which were linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. We did not have a mandatory prepayment under the Former Senior Credit Facility for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The Former Senior Credit Facility was secured by all of the assets of the Company.

TAX BENEFITS FROM NET OPERATING LOSSES

At March 31, 2009, we have federal and state net operating loss carry forwards, or NOLs, of approximately $19.0 million and $35.0 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. In fiscal 2009 approximately $49.0 million of gross state NOLs expired, unused, resulting in a decrease of approximately $4.4 million of deferred tax assets and corresponding valuation allowance. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The state NOL due to expire in fiscal 2010 is approximately $17.8 million. A valuation allowance of $1.6 million has been established relating to the state NOL, as it is our belief that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. We believe that we have not gone through an ownership change over the most recent three-year testing period that would cause our NOLs to be subject to the Section 382 Limitation. However, given our current ownership structure, the creation of one or more new 5% shareholders could result in our NOLs being subject to the Section 382 Limitation.

If we do not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state tax purposes.

SUMMARY DISCLOSURE ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations for the next several fiscal years (in thousands):

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt principal repayments(a)	$21,357	$3,286	$6,571	$11,500	$—
Estimated interest payments on long-term debt(b)	2,325	730	1,104	491	—
Operating leases	259	151	108	—	—
Purchase Obligations(c)	—	—	—	—	—

Total	$23,941	$4,167	$7,783	$11,991	$—

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 6 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.6%, the Company’s blended interest rate at March 31, 2009.

(c)	Our supplier purchase orders contain provisions allowing the vendors to recover certain of their costs in the event of cancellation for convenience by the Company. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to the Company if cancelled for convenience. Furthermore, our purchase obligations for capital assets and services historically have not been material in amount.

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

We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 3.69%, which is the 20 year Treasury Bill rate at the end of fiscal 2009 and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.

We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and have provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.5 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.

The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2009, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

At March 31, 2009, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.1 million. The total environmental liability as disclosed in Schedule II to this Report is $5.5 million which includes a discount of $0.6 million at 3.69%.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on our financial position, results of operations, or cash flows.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. See Note 9 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report related to the adoption of SFAS 158. Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of our fiscal year end balance sheet, which is consistent with our current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Late in the fourth quarter of fiscal 2009 we saw, for the first time, some indications that the global economic slowdown was beginning to affect our markets as certain customers have started to request extensions of delivery dates for products and have also asked for extended payment terms. We have not, however, seen outright cancellation of orders.

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

At March 31, 2009, $21.3 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.1 million based on the amount outstanding under the facility at March 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Breeze-Eastern Corporation
Union, New Jersey

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation and subsidiaries (the “Company”) as of March 31, 2009 and 2008, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  Margolis & Company P.C.

Bala Cynwyd, PA
May 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Breeze-Eastern Corporation
Union, New Jersey

We have audited the statements of consolidated operations, stockholders’ equity, and cash flows of Breeze-Eastern Corporation and subsidiaries (the “Company”) for the year ended March 31, 2007. Our audit also included the financial statement schedule listed in the Index at Item 15 as it relates to information as of March 31, 2007 and for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule as it relates to information as of March 31, 2007 and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Deloitte & Touche LLP

Parsippany, New Jersey
June 14, 2007

Consolidated Balance Sheets

	March 31,
	2009	2008
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,667	$1,876
Accounts receivable (net of allowance for doubtful accounts of $30 and $101 in 2009 and 2008, respectively)	20,238	19,733
Inventories	19,635	18,227
Prepaid expenses and other current assets	377	410
Deferred income taxes	6,988	7,545

Total current assets	49,905	47,791

PROPERTY:
Machinery and equipment	5,240	4,893
Furniture, fixtures, and information systems	7,990	8,333

Total	13,230	13,226
Less accumulated depreciation and amortization	9,371	9,393

Property — net	3,859	3,833

OTHER ASSETS:
Deferred income taxes	11,114	13,819
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	7,425	6,345

Total other assets	22,941	24,566

TOTAL	$76,705	$76,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$2,920
Current portion of long-term debt	3,286	3,057
Accounts payable — trade	6,311	3,934
Accrued compensation	2,144	2,952
Accrued income taxes	253	353
Other current liabilities	5,589	6,031

Total current liabilities	17,583	19,247

LONG-TERM DEBT PAYABLE TO BANKS	18,071	19,849

OTHER LONG-TERM LIABILITIES	7,724	10,202

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,778,097 and 9,751,315 shares in 2009 and 2008, respectively	98	97
Additional paid-in capital	93,778	93,090
Accumulated deficit	(53,820)	(59,580)
Accumulated other comprehensive loss	(25)	(16)

	40,031	33,591
Less treasury stock, at cost — 412,731 and 412,323 shares in 2009 and 2008, respectively	(6,704)	(6,699)

Total stockholders’ equity	33,327	26,892

TOTAL	$76,705	$76,190

See notes to consolidated financial statements.

Statements of Consolidated Operations

	Years Ended March 31,
	2009	2008	2007
	(In thousands, except share data)

Net sales	$75,427	$75,974	$73,339
Cost of sales	45,337	43,457	40,853

Gross profit	30,090	32,517	32,486
General, administrative and selling expenses	18,832	19,574	19,890
Interest expense	1,367	3,311	4,231
Interest income and other expense — net	231	165	195
Loss on extinguishment of debt	551	—	1,331
Gain on sale of facility	—	(6,811)	—

Income before income taxes	9,109	16,278	6,839
Income tax provision	3,349	6,836	2,878

Net income	$5,760	$9,442	$3,961

Earnings per share:
Basic:
Net income per share:	$0.62	$1.01	$0.43

Diluted:
Net income per share:	$0.61	$1.00	$0.42

Weighted-average basic shares outstanding	9,355,000	9,314,000	9,258,000
Weighted-average diluted shares outstanding	9,400,000	9,396,000	9,354,000

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Years Ended March 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$5,760	$9,442	$3,961
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of unamortized loan fees	223	—	944
Depreciation and amortization	1,454	1,319	1,223
Noncash interest expense	84	106	100
Stock based compensation	676	630	608
Provision for losses on accounts receivable	7	81	47
Deferred taxes-net	3,262	6,625	2,452
Gain on sale of property, plant and equipment	—	(8,547)	—
Deferred gain on sale of property, plant & equipment	—	1,731	—
Changes in assets and liabilities :
(Increase) decrease in accounts receivable and other receivables	(443)	(5,053)	2,253
(Increase) decrease in inventories	(1,408)	2,290	(2,482)
Decrease (increase) in other assets	18	(954)	5
Increase (decrease) in accounts payable	2,458	(1,223)	(2,537)
(Decrease) increase in accrued compensation	(808)	(534)	38
(Decrease) increase in income taxes payable	(100)	6	(316)
(Decrease) increase in other liabilities	(3,024)	515	(322)

Net cash provided by operating activities	8,159	6,434	5,974

Cash flows from investing activities:
Capital expenditures	(1,475)	(979)	(1,191)
Capitalized project costs	(918)	—	—
Proceeds from sale of property, plant & equipment	—	10,505	—
Expenses related to the sale of property, plant & equipment	—	(1,086)	—
Decrease in restricted cash-net	—	6	499

Net cash (used in) provided by investing activities	(2,393)	8,446	(692)

Cash flows from financing activities:
Payments on long-term debt	(24,549)	(14,901)	(43,867)
Proceeds from long-term debt and borrowings	23,000	—	40,000
(Repayments) borrowings of other debt	(2,920)	(369)	920
Payment of debt issue costs	(513)	—	(419)
Exercise of stock options	7	144	123
Expenses related to the private placement of common stock	—	(5)	(73)

Net cash used in financing activities	(4,975)	(15,131)	(3,316)

Increase (decrease) in cash	791	(251)	1,966
Cash at beginning of year	1,876	2,127	161

Cash at end of year	$2,667	$1,876	$2,127

Supplemental information:
Interest payments	$1,307	$3,357	$4,461
Income tax payments	$538	$230	$857
Non-cash financing activity for stock option exercise	$—	$210	$62
Non-cash investing activity for capitalized project costs	$25	$—	$—
Non-cash investing activity for additions to property plant and equipment	$68	$174	$6

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Comprehensive
Years Ended March 31, 2009, 2008 and 2007	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Income (Loss)
	(In thousands, except share data)

BALANCE, MARCH 31, 2006	9,618,853	$96	(390,135)	$(6,427)	$91,392	$(72,733)	$—
Net income	—	—	—	—	—	3,961	—	$3,961
Expenses from private placement of common stock	—	—	—	—	(73)	—	—	—
Issuance of stock under stock option plan	29,836	1	(5,000)	(62)	184	—	—	—
Issuance of stock under compensation and bonus plan	21,877	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	608	—	—	—
Initial adoption of SFAS No. 158 — net of taxes	—	—	—	—	—	—	(48)	(48)

BALANCE, MARCH 31, 2007	9,670,566	97	(395,135)	(6,489)	92,111	(68,772)	(48)	$3,913

Net income	—	—	—	—	—	9,442	—	$9,442
Initial adoption of FIN 48	—	—	—	—	—	(250)	—	—
Expenses from private placement of common stock	—	—	—	—	(5)	—	—	—
Issuance of stock under stock option plan	56,418	—	(17,188)	(210)	354	—	—	—
Issuance of stock under compensation and bonus plan	24,331	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	630	—	—	—
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	32	32

BALANCE, MARCH 31, 2008	9,751,315	97	(412,323)	(6,699)	93,090	(59,580)	(16)	$9,474

Net income	—	—	—	—	—	5,760	—	$5,760
Issuance of stock under stock option plan	1,000	1	—	—	7	—	—	—
Issuance of stock under compensation and bonus plan	25,782	—	(408)	(5)	5	—	—	—
Stock based compensation expense	—	—	—	—	676	—	—	—
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	(9)	(9)

BALANCE, MARCH 31, 2009	9,778,097	$98	(412,731)	$(6,704)	$93,778	$(53,820)	$(25)	$5,751

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition — Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer. Revenue related to contracts in which the Company is reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred.

Cash and Cash Equivalents — Cash and cash equivalents include all cash balances and highly liquid short-term investments which mature within three months of purchase.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor, and manufacturing overhead costs.

Property and Related Depreciation — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2009, 2008, and 2007 was $1.3 million, $1.2 million, and $1.1 million, respectively.

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

Average useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years

Notes To Consolidated Financial Statements — (Continued)

Earnings Per Share (EPS) — The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2009	2008	2007

Basic earnings per common share:
Weighted-average common shares outstanding	9,355,000	9,314,000	9,258,000

Diluted earnings per common share:
Weighted-average common shares outstanding	9,355,000	9,314,000	9,258,000
Stock options	45,000	82,000	96,000

Denominator for diluted earnings per common share	9,400,000	9,396,000	9,354,000

During the years ended March 31, 2009, 2008, and 2007, options to purchase 237,333 shares, 117,167 shares, and 43,875 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

Product Warranty Costs — Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the years ended March 31, 2008 and 2009, are summarized as follows (in thousands):

Balance at March 31, 2007	$475
Warranty costs incurred	(311)
Change in estimate to pre-existing warranties	—
Product warranty accrual	233

Balance at March 31, 2008	397
Warranty costs incurred	(223)
Change in estimate to pre-existing warranties	(50)
Product warranty accrual	114

Balance at March 31, 2009	$238

Research, Development, and Engineering Costs — Research and development costs and engineering costs, which are charged to expense when incurred, amounted to $6.4 million, $5.3 million, and $4.6 million in 2009, 2008, and 2007, respectively. Included in these amounts were expenditures of $3.6 million, $1.3 million, and $0.8 million in 2009, 2008, and 2007, respectively, which represent costs related to research and development activities.

Shipping and Handling Costs — Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2009, 2008, and 2007, were $0.2 million, $0.2 million, and $0.1 million, respectively.

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

Notes To Consolidated Financial Statements — (Continued)

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

Stock-Based Compensation — The Company adopted the provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”, on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement No. 123, “Accounting for Stock-based Compensation”. Net income for each of the years ended March 31, 2009, 2008 and 2007 includes $0.4 million net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in general, administrative and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of SFAS No. 123R.

Impairment of Goodwill and Other Long-Lived Assets — Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2009, the Company tested its goodwill for impairment and determined that it did not have an impairment.

New Accounting Standards — In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of the financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 became effective 60 days following approval by the Securities and Exchange Commission of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of the provisions of SFAS 162 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Notes To Consolidated Financial Statements — (Continued)

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. (See Note 9). Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

2.	INVENTORIES

Inventories at March 31 consisted of the following (in thousands):

	2009	2008

Work in process	$4,742	$3,782
Purchased and manufactured parts	14,893	14,445

Total	$19,635	$18,227

Notes To Consolidated Financial Statements — (Continued)

3.	OTHER ASSETS

Other assets at March 31 consisted of the following (in thousands):

	2009	2008

Obligation due from divestiture(a)	$3,365	$4,166
Other	4,060	2,179

Total	$7,425	$6,345

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation. (See Note 9).

4.	OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following (in thousands):

	2009	2008

Accrued medical benefits cost	$812	$894
Environmental reserves	2,254	1,594
Other	2,523	3,543

Total	$5,589	$6,031

5.	INCOME TAXES

The provision for income taxes is summarized below (in thousands):

	2009	2008	2007

Current expense (benefit):
Federal	$(142)	$17	$345
State	229	(54)	81

Total current income tax expense (benefit)	87	(37)	426

Deferred	6,990	7,173	2,452
Change in valuation allowance	(3,728)	(300)	—

Total deferred income tax expense	3,262	6,873	2,452

Total income tax expense	$3,349	$6,836	$2,878

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2009	2008	2007

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes after federal income tax	8.5	7.3	7.0
Valuation allowance	(4.3)	(1.2)	—
Other	(2.4)	0.9	0.1

Consolidated effective tax rate	36.8%	42.0%	42.1%

Notes To Consolidated Financial Statements — (Continued)

The following is an analysis of accumulated deferred income taxes (in thousands):

	2009	2008

Assets:
Current:
Bad debts	$1,075	$1,108
Employee benefit accruals	591	304
Inventory	586	770
Net operating loss carry forward	3,742	4,427
Other	994	936

Total current	6,988	7,545

Noncurrent:
Employee benefit accruals	492	523
Environmental	1,407	1,436
Net operating loss carry forward	6,414	13,675
Other	1,777	1,793
Property	2,891	1,987
Valuation allowance	(1,867)	(5,595)

Total noncurrent	11,114	13,819

Total net assets	$18,102	$21,364

The Company has federal and state net operating loss carry forwards, or NOLs, of approximately $19.0 million and $35.0 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. In fiscal 2009 approximately $49.0 million of gross state NOLs expired, unused, resulting in a decrease of approximately $4.4 million of deferred tax assets and corresponding valuation allowance. The state NOL due to expire in fiscal 2010 is approximately $17.8 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $1.6 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable, and $0.3 million related to other items. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.

If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.

The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change over the most recent three-year testing period that would cause the Company’s NOLs to be subject to the Section 382 Limitation. However, given the Company’s current ownership

Notes To Consolidated Financial Statements — (Continued)

structure, the creation of one or more new 5% shareholders could result in the Company’s NOLs being subject to the Section 382 Limitation.

The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN No. 48, the Company recognized an increase of $250,000 in the liability for unrecognized tax benefits, which was accounted for as a reduction to the April 1, 2007 (date of adoption) balance of retained earnings.

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008

Beginning balance	$350	$520
Gross increases for tax positions related to prior years	—	—
Gross decreases for tax positions related to prior years	(350)	—
Gross increases for tax positions related to current year	—	—
Settlements	—	(170)
Lapses in statutes of limitations	—	—

Ending balance	$—	$350

During fiscal 2009, the Company recognized $350,000 of previously unrecognized tax benefits due to a conclusion of a tax audit, which affected the annual income tax rate. At March 31, 2009, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for fiscal 2007 through the present are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before fiscal 2006. An examination by the Internal Revenue Service of the Company’s federal income tax return for fiscal 2006 was concluded during fiscal 2009, and a no change letter was issued.

6.	LONG-TERM DEBT PAYABLE TO BANKS

Long-term debt payable to banks, including current maturities, consisted of the following (in thousands):

	2009	2008

Senior Credit Facility	$21,357	$25,826
Less current maturities	3,286	5,977

Total long-term debt	$18,071	$19,849

Senior Credit Facility — On August 28, 2008, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result

Notes To Consolidated Financial Statements — (Continued)

of this refinancing, in the second quarter of fiscal 2009, the Company recorded a pre-tax charge $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan, the first of which was paid in October 2008. The remainder of the term loan is due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of March 31, 2009.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus in each case applicable margins based on the Company’s leverage ratio, which is equal to the Company’s consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At March 31, 2009 the Senior Credit Facility had a blended interest rate of 3.6%, all tied to LIBOR, except for $0.1 million which was tied to the Prime Rate. In addition, the Company is required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.

The Senior Credit Facility is secured by all of the assets of the Company and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2009, under the revolving portion of the Senior Credit Facility, there were no outstanding borrowings, $0.8 million in outstanding (standby) letters of credit, and $9.2 million in availability. At March 31, 2009, the Company was in compliance with the provisions of the Senior Credit Facility.

Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility amounted to $0.1 million in each of the fiscal years ended March 31, 2009, 2008 and 2007. The Company has long-term debt maturities of $3.3 million in each fiscal year 2011, 2012 and 2013, and $8.2 million in fiscal 2014. These maturities reflect the payment terms of the Senior Credit Facility.

Interest Rate Swap — The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of the Company’s Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during fiscal 2009.

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

Notes To Consolidated Financial Statements — (Continued)

7.	OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following (in thousands):

	2009	2008

Environmental reserves	$3,292	$4,225
Obligation from divestiture(a)	3,365	4,166
Other	1,067	1,811

Total	$7,724	$10,202

(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 9).

8.	STOCK-BASED COMPENSATION

The Company adopted the provisions of FASB Statement No. 123R, “Share-Based Payment”, on April 1, 2006, using the modified prospective method. Under that transition method, compensation cost is recognized for all awards granted after the effective date, and for all awards modified, repurchased, or cancelled after that date. In addition, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards previously calculated and reported in the pro forma disclosures under FASB Statement 123, “Accounting for Stock-Based Compensation”. Net income for each of the periods ended March 31, 2009, 2008 and 2007, includes $0.4 million, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in general, administrative, and selling expense. In accordance with the modified prospective adoption method of FASB Statement 123R, financial results for the prior periods have not been restated. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of FASB Statement 123R.

The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), and the 2006 Long-Term Incentive Plan (the “2006 Plan”).

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

Under each of the 1992, 1999, 2004, and 2006 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Options granted prior to May 1999 to officers and employees, and all options granted to non-employee directors, expire if not exercised on or before five years after the date of the grant. Options granted beginning in May 1999 to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. In the event of the occurrence of certain circumstances, including a change of control of the Company as defined in the various Plans, vesting of options may be accelerated.

The weighted-average Black-Scholes value per option granted in fiscal 2009, 2008 and 2007 was $4.52, $6.80 and $6.83, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2009, fiscal 2008, and fiscal 2007. Expected volatilities are based on historical volatility of

Notes To Consolidated Financial Statements — (Continued)

the Company’s stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history, and current stock price projections.

	2009	2008	2007

Dividend yield	0.0%	0.0%	0.0%
Volatility	33.5%	48.9%	51.0%
Risk-free interest rate	3.6%	4.7%	5.1%
Expected term of options (in years)	7.0	7.0	7.0

The following table summarizes stock option activity under all plans:

			Approximate	Weighted —
	Number	Aggregate	Remaining	Average
	of	Intrinsic	Contractual	Exercise
	Shares	Value	Term (Years)	Price
		(In thousands)

Outstanding at March 31, 2007	364,996	$814	7	$8.91
Granted	75,000	—	—	$12.04
Exercised	(56,418)	—	—	$6.28
Canceled or expired	(2,667)	—	—	$10.50

Outstanding at March 31, 2008	380,911	$738	6	$9.90
Granted	82,000	—	—	$10.60
Exercised	(1,000)	—	—	$7.05
Canceled or expired	(7,000)	—	—	$11.87

Outstanding at March 31, 2009	454,911	$28	6	$10.00

Options exercisable at March 31, 2009	303,411	$28	5	$9.40
Unvested options expected to become exercisable after March 31, 2009	151,500	—	9	$11.20
Shares available for future option grants at March 31, 2009(a)	356,936

(a)	May be decreased by restricted stock grants.

The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008 and 2007 was approximately $4,000, $328,000 and $181,000, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on the day of the exercise exceeded the market price of stock on the date of the grant. Cash received from stock option exercises during fiscal 2009, 2008 and 2007 was approximately $7,000, $144,000 and $123,000, respectively. In lieu of a cash payment for stock option exercises in fiscal 2008, the Company received 17,188 shares of common stock, which were retired into treasury, valued at the price of the common stock on the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006, and exercised during fiscal 2009, 2008 and 2007.

As noted above, stock options granted to non-employee directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. During fiscal 2009, 2008 and 2007, compensation expense associated with stock options was $0.4 million, $0.4 million and $0.3 million, respectively, before taxes of approximately $0.2 million, $0.2 million and $0.1 million, respectively, and was recorded in general, administrative, and selling expense. As of March 31, 2009, there was approximately $0.5 million of unrecognized

Notes To Consolidated Financial Statements — (Continued)

compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of restricted stock award activity under all plans is as follows:

		Weighted —
		Average Grant
	Number of	Date
	Shares	Fair Value

Nonvested at March 31, 2007	24,305	$10.93
Granted	24,331	$12.40
Vested	(21,737)	$11.04
Cancelled	—	—

Non-vested at March 31, 2008	26,899	$12.17
Granted	25,782	$10.63
Vested	(20,369)	$12.36
Cancelled	(408)	$12.04

Non-vested at March 31, 2009	31,904	$10.80

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of March 31, 2009, there was approximately $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.

9.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.8 million, $0.8 million and $0.7 million in 2009, 2008, and 2007, respectively.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability

Notes To Consolidated Financial Statements — (Continued)

was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3.4 million and $4.2 million as of March 31, 2009 and 2008, respectively— see Notes 3 and 7. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31 (in thousands):

	Postretirement
	Benefits		Pension Plan
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$868	$970	$4,166	$3,936
Service cost	—	—	—	—
Interest cost	45	53	200	185
Actuarial (gain)/loss	15	(54)	21	(288)
Foreign currency exchange rate changes	—	—	(674)	676
Benefits paid	(111)	(101)	(348)	(343)

Benefit obligation at end of year	$817	$868	$3,365	$4,166
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—	$—
Employer contributions	111	101	—	—
Benefits paid	(111)	(101)	—	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(817)	$(868)	$(3,365)	$(4,166)

Amounts recognized in the consolidated balance sheets consist of (in thousands):

	Postretirement
	Benefits		Pension Plan
	2009	2008	2009	2008

Current liabilities	$112	$124	$—	$—
Noncurrent liabilities	705	744	3,365	4,166

Total Liabilities	$817	$868	$3,365	$4,166

Amounts recognized in accumulated other comprehensive loss consist of (in thousands):

	Postretirement Benefits		Pension Plan
	2009	2008	2009	2008

Net loss	$44	$29	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $0.8 million and $0.9 million at March 31, 2009 and 2008, respectively.

Notes To Consolidated Financial Statements — (Continued)

The following table provides the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits		Pension Plan
	2009	2008	2009	2008

Net Periodic Benefit Cost
Interest cost	$45	$53	$200	$185
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$45	$53	$200	$185

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $36,000, $0, and $0 respectively.

	Postretirement Benefits		Pension Plan
	2009	2008	2009	2008

Increase in minimum liability included in other comprehensive income	$44	$29	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2009	2008	2009	2008

Discount rate	4.70%	5.60%	5.70%	5.60%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2009	2008

Health care cost trend rate assumed for next year	9%	10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6%	6%
Year that the rate reaches the ultimate trend rate	2016	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan (in thousands):

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$48	$43
Effect on postretirement benefit obligation	$865	$773

The Company expects to contribute $0.1 million to its postretirement benefit plan in fiscal 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Postretirement	Pension
	Benefits	Plan

2010	$111	$324
2011	92	317
2012	87	315
2013	81	307
2014	76	300
Years 2015-2019	300	1,380

Notes To Consolidated Financial Statements — (Continued)

10.	FINANCIAL INSTRUMENTS

Cash and Cash Equivalents, Accounts Receivable, Current Debt, Accounts Payable, and Other Liabilities — The carrying amounts of these items approximate their fair value because of their short term nature.

Derivative Instruments — The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes.(See Note 6).

Concentration of Credit Risk — The Company is subject to concentration of credit risk primarily with its trade and notes receivable. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2009, the Company had no other significant concentrations of risk.

11.	SALE AND LEASEBACK TRANSACTION AND OTHER LEASES

On February 8, 2008, the Company completed the transaction for the sale of its headquarters facility and plant in Union, New Jersey, for $10.5 million in cash, before selling expenses. The net proceeds at closing from the sale of the facility of $9.8 million were applied to reduce the Former Senior Credit Facility. As provided in the sale agreement, the Company can lease the facility for a period of up to two years after closing, pending the Company’s relocation to a new site in fiscal 2010 that will be better suited to its current and expected needs. The lease has been accounted for as an operating lease. The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6.8 million, and a deferred gain of approximately $1.7 million. The deferred gain represented the present value of the minimum lease payments over the term of the lease. At March 31, 2009 the Company has a deferred gain of approximately $0.7 million which will be amortized in fiscal 2010 as a reduction to rent expense.

The Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows (in thousands):

2010	$151
2011	108

Total	$259

The following is a summary of net rent expense under operating leases for the years ended March 31, 2009, 2008, and 2007 (in thousands):

		Amortization	Net
	Minimum	of Deferred	Rent
	Rentals	Gain	Expense

2009	$1,121	$(883)	$238
2008	$284	$(131)	$153
2007	$313	$—	$313

12.	CONTINGENCIES

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

Notes To Consolidated Financial Statements — (Continued)

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

The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 3.69%, which is the 20 year Treasury Bill rate at the end of fiscal 2009 and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.1 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million, respectively, with $1.6 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.

The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.5 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.

The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal Government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal Government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At March 31, 2009, the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted

Notes To Consolidated Financial Statements — (Continued)

amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

At March 31, 2009, the aggregate amount of undiscounted costs associated with environmental assessments and remediation was $6.1 million. The total environmental liability as disclosed in Schedule II to this Report is $5.5 million which includes a discount of $0.6 million at 4.32%.

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

The Company has three major operating segments which it aggregates into one reportable segment; sophisticated lifting equipment for specialty aerospace and defense applications. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The nature of the production process (assemble, inspect, and test) is similar for each operating segment, as are the customers and the methods of distribution for the products.

Revenues from the three operating segments for the year ended March 31 are summarized as follows (in thousands):

	2009	2008	2007

Hoist and Winch	$48,156	$52,433	$51,567
Cargo Hooks	14,567	15,631	15,681
Weapons Handling	7,521	6,391	4,258
Other Sales	5,183	1,519	1,833

Total	$75,427	$75,974	$73,339

Net sales greater than 10% of total revenues derived from one customer are summarized as follows (in thousands):

	2009	2008	2007

U.S.Government	$14,973	$20,103	$24,415
Finmeccanica SpA	$14,358	$14,231	$15,746
United Technologies Corporation(a)	$12,230	$10,751	$6,859

(a)	Net sales to United Technologies Corporation represent 9% of total net sales in fiscal 2007.

Notes To Consolidated Financial Statements — (Continued)

Net sales below show the geographic location of customers (in thousands):

Location	2009	2008	2007

United States	$42,739	$41,483	$41,633
England	2,909	3,735	7,677
Italy	7,753	9,344	9,417
Other European Countries	8,022	6,551	5,284
Pacific and Far East	5,857	5,433	4,346
United Arab Emirates	876	3,428	120
Other non-United States	7,271	6,000	4,862

Total	$75,427	$75,974	$73,339

14.	UNAUDITED QUARTERLY FINANCIAL DATA (in thousands except per share data)

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter	Total

2009
Net sales	$13,968	$14,507		$23,527	$23,425	$75,427
Gross profit	6,022	5,870		9,352	8,846	30,090
Net income	765	143	(a)	2,470	2,382	5,760

Basic earnings per share:	$0.08	$0.02		$0.26	$0.25	$0.62

Diluted earnings per share:	$0.08	$0.02		$0.26	$0.25	$0.61

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Total

2008
Net sales	$16,255	$17,240	$18,061	$24,418		$75,974
Gross profit	6,417	7,234	8,142	10,724		32,517
Net income	641	801	1,526	6,474	(b)	9,442

Basic earnings per share:	$0.07	$0.09	$0.16	$0.69		$1.01

Diluted earnings per share:	$0.07	$0.09	$0.16	$0.69		$1.00

(a)	Includes a pretax charge of $0.6 million for a loss on the extinguishment of debt.

(b)	Includes a pretax gain of $6.8 million from the sale of the facility.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 2, 2007, Deloitte & Touche LLP (“Deloitte”) was dismissed as the Company’s independent public accountants. The decision to dismiss Deloitte was recommended and approved by the Audit Committee of the Company’s Board of Directors.

Deloitte’s report on the Company’s financial statements for the fiscal year ended March 31, 2007 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except that Deloitte’s report for the fiscal year ended March 31, 2007 contained an emphasis of matter paragraph related to the Company’s adoption, effective April 1, 2006, of SFAS No. 123R — Share Based Payment.

In connection with the audit of the Company’s financial statements for fiscal year ended March 31, 2007, and through July 2, 2007, there were no disagreements between the Company and Deloitte on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused them to make a reference thereto in connection with their report on the financial statements. During the most recent fiscal year audited by Deloitte and through July 2, 2007, there have been no reportable events as defined in Regulation S-K, Item 304(a)(1)(v).

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

During the last fiscal year audited by Deloitte and through July 2, 2007, the Company did not consult with Margolis regarding the application of accounting principles to a specific transaction, whether completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any matter which was the subject of any disagreement, or any reportable event that would be required to be reported in the Report on Form 8-K filed July 9, 2007.

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

As of March 31, 2009, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the forgoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fourth quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. In making this assessment, the Company’s management used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management believes that, as of March 31, 2009, the Company’s internal control over financial reporting is effective based on the established criteria.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED/ISSUED UNDER EQUITY COMPENSATION PLANS

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance

Equity Compensation Plans Approved by Security Holders	454,911	$10.00	356,936
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	454,911	$10.00	356,936

(1)	Each of the Company’s compensation plans has been previously approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item is contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2009 and 2008

Statements of Consolidated Operations for the years ended March 31, 2009, 2008, and 2007

Statements of Consolidated Cash Flows for the years ended March 31, 2009, 2008, and 2007

Statements of Consolidated Stockholders’ Equity for the years ended March 31, 2009, 2008, and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm for the years ended March 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm for the year ended March 31, 2007

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2009, 2008, and 2007

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2009, 2008 AND 2007

	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts		Deductions	Period
	(In thousands)

2009
Allowances for doubtful accounts and sales returns	$101	$7	$—		$78	$30
Inventory reserves	$1,688	$84	$—		$469	$1,303
Environmental reserves	$5,819	$356	$—		$629	$5,546
Allowance for tax loss valuation	$5,595	$—	$265	(a)	$3,993	$1,867
2008
Allowances for doubtful accounts and sales returns	$72	$81	$—		$52	$101
Inventory reserves	$1,721	$256	$—		$289	$1,688
Environmental reserves	$5,387	$490	$250	(b)	$308	$5,819
Allowance for tax loss valuation	$5,895	$—	$—		$300	$5,595
2007
Allowances for doubtful accounts and sales returns	$25	$47	$—		$—	$72
Inventory reserves	$1,472	$249	$—		$—	$1,721
Environmental reserves	$5,134	$431	$317	(c)	$495	$5,387
Allowance for tax loss valuation	$5,895	$—	$—		$—	$5,895

(a)	Increase is for a deferred tax asset related to a discontinued operation.

(b)	A contractual undertaking for a contingent liability related to the sale of the Company’s headquarters facility and plant located in Union, New Jersey.

(c)	A previously established building repair reserve earmarked for environmental remediation subsequent to tenant vacating property located in Irvington, New Jersey.

3. Exhibits:

3.1	Certificate of Incorporation of the Company, as amended.(1)(12)
3.2	Bylaws of the Company Amended and Restated as of October 18, 2006.(19)
10.1	Amended and Restated 1992 Long Term Incentive Plan of the Company.(2)
10.2	Form of Incentive Stock Option Agreement.(2)
10.3	Form of Director Stock Option Agreement.(3)
10.4	1999 Long Term Incentive Plan of the Company.(4)
10.5	Form of Stock Option Agreement used under the Company’s 1999 Long Term Incentive Plan.(5)
10.6	Form of Restricted Stock Award Agreement used under the Company’s 1999 Long Term Incentive Plan.(5)
10.7	Employment Agreement dated as of January 19, 2006, by and between Joseph F. Spanier and the Company.(10)
10.8	Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company.(6)
10.9	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Robert L. G. White and the Company.(10)
10.10	Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company.(6)
10.11	Amendment No. 1 dated as of January 27, 2006, to Executive Severance Agreement as of February 10, 2004, by and between Gerald C. Harvey and the Company.(10)
10.12	2004 Long Term Incentive Plan of the Company.(7)
10.13	Form of Stock Option Agreement used under the Company’s 2004 Long Term Incentive Plan.(10)
10.14	Form of Restricted Stock Award Agreement used under the Company’s 2004 Long Term Incentive Plan.(10)
10.15	Stock Purchase Agreement by and among the Company and Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 15, 2006, including Exhibit 4 thereto.(8)
10.16	Stock Purchase Agreement by and among the Company and Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I and Wynnefield Small Cap Value Offshore Fund, Ltd. dated as of February 15, 2006.(8)
10.17	Stock Purchase Agreement by and between the Company and Terrier Partners LP dated as of February 15, 2006.(8)
10.18	Registration Rights Agreement by and among the Company and the parties named therein dated as of February 17, 2006.(8)
10.19	Amended and Restated Confidentiality Agreement by and among the Company, Tinicum, Inc., Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated as of February 17, 2006.(10)
10.20	Amended and Restated Credit Agreement (the “Credit Agreement”) by and among TransTechnology Corporation, as Borrower, the Lenders that are Signatories thereto, as the Lenders, Wells Fargo Foothill, Inc., as Co-Lead Arranger and Administrative Agent and AC Finance LLC, as Co-Lead Arranger, dated as of May 1, 2006.(9)
10.21	Schedule 1.1 to the Credit Agreement dated as of May 1, 2006.(9)
10.22	Schedule 3.1 to the Credit Agreement dated as of May 1, 2006.(9)
10.23	Schedule 5.2 to the Credit Agreement dated as of May 1, 2006.(9)
10.24	Schedule 5.3 to the Credit Agreement dated as of May 1, 2006.(9)
10.25	2006 Long Term Incentive Plan of the Company.(11)
10.26	Form of Stock Option Agreement used under the Company’s 2006 Long Term Incentive Plan.(14)
10.27	Form of Restricted Stock Award Agreement used under the Company’s 2006 Long Term Incentive Plan.(14)
10.28	Amendment Agreement dated as of April 25, 2007, by and among the Company, Tinicum Capital Partners, II, L.P., Tinicum Capital Partners Parallel Fund II, L.P., and Tinicum, Inc.(13)

10.29	Settlement Agreement dated as of July 31, 2007, by and among Breeze-Eastern Corporation, Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital Management, LLC, Stockholder Capital, Inc., Channel Partnership II, L.P., Nelson Obus, Joshua H. Landes, Goldsmith & Harris Incorporated, Goldsmith & Harris Asset Management, LLC, Goldsmith & Harris Capital Appreciation, Philip W. Goldsmith, Jay R. Harris and Armand B. Erpf.(15)
10.30	Waiver Under Credit Agreement dated as of September 6, 2007.(16)
10.31	Waiver Under Credit Agreement dated as of October 17, 2007.(17)
10.32	Agreement of Sale between Breeze-Eastern Corporation and Bed Bath & Beyond Inc., dated as of November 28, 2007.(18)
10.33	Net Lease Agreement between Breeze-Eastern Corporation and Bed Bath & Beyond Inc., dated as of February 8, 2008.(19)
10.34	Net Lease Agreement between Breeze-Eastern Corporation and 35 Melanie Lane, L,L,C., dated as of May 13, 2009.
10.35	Amendment No. 2 dated as of March 30, 2009, to Employment Agreement dated as of January 19, 2006, by and between Joseph F. Spanier and the Company.
21.1	List of Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm- Margolis & Company P.C.
23.2	Consent of Independent Registered Public Accounting Firm- Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906.

1.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 25, 2005.

2.	Incorporated by reference from the Company’s Registration Statement on Form S-8 No.333-45059 dated January 28, 1998.

3.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1995.

4.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 1999.

5.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2000.

6.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2004.

7.	Incorporated by reference from the Company’s Proxy Statement for its 2004 Annual Meeting of Stockholders dated September 2, 2004.

8.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 21, 2006.

9.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on May 3, 2006.

10.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2006.

11.	Incorporated by reference from the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders dated June 16, 2006.

12.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on October 13, 2006.

13.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on April 30, 2007.

14.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2007.

15.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on July 31, 2007.

16.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007 filed on November 7, 2007.

17.	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the Quarter ended December 30, 2007 filed on February 6, 2008.

18.	Incorporated by reference from the Company’s Current Report on Form 8-K filed on November 30, 2007.

19.	Incorporated by reference from the Company’s Annual Report on Form 10-K for the Fiscal Year ended March 31, 2008.

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

Date: May 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Grigg Charles W. Grigg	Chairman of the Board of Directors	May 29, 2009

/s/ Joseph F. Spanier Joseph F. Spanier	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 29, 2009

/s/ Robert L.G. White Robert L.G. White	President and Chief Executive Officer (Principal Executive Officer) Director	May 29, 2009

/s/ William H. Alderman William H. Alderman	Director	May 29, 2009

/s/ Jay R. Harris Jay R. Harris	Director	May 29, 2009

/s/ William J. Recker William J. Recker	Director	May 29, 2009

/s/ Russell M. Sarachek Russell M. Sarachek	Director	May 29, 2009

/s/ William M. Shockley William M. Shockley	Director	May 29, 2009

/s/ Frederick Wasserman Frederick Wasserman	Director	May 29, 2009