Form 10-Q
period 2009-06-28
BREEZE-EASTERN CORP
filed 2009-07-27
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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
Registrant’s telephone number, including area code: (908) 686-4000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 21, 2009, the total number of outstanding shares of registrant’s one class of common stock was 9,365,366.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended June 28, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 28, 2009	June 29, 2008

Net sales	$13,362	$13,968
Cost of sales	8,128	7,946

Gross profit	5,234	6,022

General, administrative and selling expenses	4,210	4,227
Relocation expense	138	—
Interest expense	208	439
Other expense — net	61	37

Income before income taxes	617	1,319
Income tax provision	259	554

Net income	$358	$765

Earnings per share:
Basic:

Net income per share:	$0.04	$0.08

Diluted:

Net income per share:	$0.04	$0.08

Weighted — average basic shares outstanding	9,365,000	9,340,000
Weighted — average diluted shares outstanding	9,382,000	9,409,000
See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	June 28, 2009	March 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,204	$2,667
Accounts receivable (net of allowance for doubtful accounts of $32 at June 28, 2009 and $30 at March 31, 2009)	15,187	20,238
Inventories	24,326	19,635
Prepaid expenses and other current assets	634	377
Deferred income taxes	6,915	6,988

Total current assets	49,266	49,905

PROPERTY:
Property and equipment	14,705	13,230
Less accumulated depreciation and amortization	9,724	9,371

Property — net	4,981	3,859

OTHER ASSETS:
Deferred income taxes	10,965	11,114
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	6,949	7,425

Total other assets	22,316	22,941

TOTAL	$76,563	$76,705

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	3,286	3,286
Accounts payable — trade	6,330	6,311
Accrued compensation	2,223	2,144
Accrued income taxes	203	253
Other current liabilities	5,297	5,589

Total current liabilities	17,339	17,583

LONG-TERM DEBT PAYABLE TO BANKS	17,250	18,071

OTHER LONG-TERM LIABILITIES	8,113	7,724

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,778,097 at June 28, 2009 and March 31, 2009	98	98
Additional paid-in capital	93,954	93,778
Accumulated deficit	(53,462)	(53,820)
Accumulated other comprehensive loss	(25)	(25)

	40,565	40,031
Less treasury stock, at cost - 412,731 at June 28, 2009 and March 31, 2009	(6,704)	(6,704)

Total stockholders’ equity	33,861	33,327

TOTAL	$76,563	$76,705

See notes to consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three months ended
	June 28, 2009	June 29, 2008

Cash flows from operating activities:
Net income	$358	$765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	328
Noncash interest expense, net	15	21
Stock based compensation	176	160
Provision for losses on accounts receivable	1	1
Deferred taxes-net	222	438
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	5,050	5,957
Increase in inventories	(4,691)	(2,832)
(Increase) decrease in other assets	(328)	113
(Decrease) increase in accounts payable	(122)	1,200
Increase (decrease) in accrued compensation	79	(863)
Decrease in accrued income taxes	(50)	(223)
Increase (decrease) in other liabilities	79	(611)

Net cash provided by operating activities	1,174	4,454

Cash flows from investing activities:
Capital expenditures	(691)	(677)
Capitalized project costs	(125)	(175)

Net cash used in investing activities	(816)	(852)

Cash flows from financing activities:
Payments on long-term debt	(821)	(764)
Net (repayments) borrowings of other debt	—	(2,920)
Exercise of stock options	—	7

Net cash used in financing activities	(821)	(3,677)

Decrease in cash and cash equivalents	(463)	(75)
Cash and cash equivalents at beginning of period	2,667	1,876

Cash and cash equivalents at end of period	$2,204	$1,801

Supplemental information:
Interest payments	$198	$444
Income tax payments	$87	$343
Non-cash investing activity for capitalized project costs	$14	$31
Non-cash investing activity for additions to property and equipment	$853	$30

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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended
	June 28,	June 29,
	2009	2008
Basic Earnings per Common Share:
Weighted-average common stock outstanding for basic earnings per share calculation	9,365,000	9,340,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,365,000	9,340,000
Stock options*	17,000	69,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,382,000	9,409,000

*	During the three month periods ended June 28, 2009 and June 29, 2008, options to purchase 382,000 and 165,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.
NOTE 2. Stock-Based Compensation
The Company records stock-based compensation under the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three month periods ended June 28, 2009 and June 29, 2008 includes $0.1 million net of tax, or $0.01 per diluted share of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.
The Company maintains the Amended and Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long Term Incentive Plan (the “2004 Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”).

Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through September 2014. Under the terms of the 1999 Plan, 300,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2009. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan, however, there remain outstanding unexercised options granted in fiscal year 2002 under the 1992 Plan.
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
The weighted-average Black-Scholes value per option granted in fiscal 2010 and fiscal 2009 were $3.63 and $4.52, respectively. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2010 and fiscal 2009. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	2010	2009
Dividend yield	0.0%	0.0%
Volatility	34.0%	33.5%
Risk-free interest rate	3.4%	3.6%
Expected term of options (in years)	7.0	7.0
The following table summarizes stock option activity under all plans:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2009	454,911	$28	6	$10.00
Granted	86,000	—	—	$6.20
Exercised	—	—	—	—
Canceled or expired	(26,000)	—	—	$19.38

Outstanding at June 28, 2009	514,911	$22	7	$8.90

Options exercisable at June 28, 2009	301,077	$19	5	$8.76
Unvested options expected to become exercisable after June 28, 2009	213,834	$3	9	$9.10
Shares available for future option grants at June 28, 2009 (a)	270,936

(a)	May be decreased by restricted stock grants.
No options were exercised during the first three months of fiscal 2010.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first three months of fiscal 2010 and fiscal 2009, compensation expense associated with stock options was approximately $109,000 and $97,000, respectively, before taxes of approximately $46,000 and $41,000, respectively, and such expense was recorded in general, administrative and selling expenses. As of June 28, 2009, there was approximately $0.6 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted
		Average Grant
	Number of	Date
	Shares	Fair Value
Non-vested at March 31, 2009	31,904	$10.80
Granted	—	—
Vested	(5,625)	$11.20
Cancelled	( —)	$—

Non-vested at June 28, 2009	26,279	$10.72

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of June 28, 2009, there was approximately $102,000 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately 1.1 years.

NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	June 28,	March 31,
	2009	2009
Finished goods	$—	$—
Work in process	5,850	4,742
Purchased and manufactured parts	18,476	14,893

Total	$24,326	$19,635

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three month periods ended June 28, 2009 and June 29, 2008 was $0.4 million and $0.3 million, respectively.
The Company has classified on the consolidated balance sheets a property currently under contract which it owns in Glen Head, New York as real estate held for sale. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. See Note 10 for discussion of environmental matters related to this site.
Average useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 28, 2009 are summarized as follows (in thousands):

Balance at March 31, 2009	$238
Warranty costs incurred	(26)
Change in estimates to pre-existing warranties	—
Product warranty accrual	16

Balance at June 28, 2009	$228

NOTE 6. Income Taxes
At June 28, 2009, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $18.4 million and $34.4 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2010 is approximately $18.2 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $1.6 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable, and $0.3 million related to other items. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.

If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
The Internal Revenue Code of 1986, as amended (the “Code”), imposes significant limitations on the utilization of NOLs in the event of an “ownership change” as defined under section 382 of the Code (the “Section 382 Limitation”). The Section 382 Limitation is an annual limitation on the amount of pre-ownership NOLs that a corporation may use to offset its post-ownership change income. The Section 382 Limitation is calculated by multiplying the value of a corporation’s stock immediately before an ownership change by the long-term tax-exempt rate (as published by the Internal Revenue Service). Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% shareholders (including specified groups of shareholders who, in the aggregate, own at least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not gone through an ownership change over the most recent three-year testing period that would cause the Company’s NOLs to be subject to the Section 382 Limitation. However, given the Company’s current ownership structure, the creation of one or more new 5% shareholders could result in the Company’s NOLs being subject to the Section 382 Limitation.
The Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At June 28, 2009, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during fiscal 2010.
NOTE 7. Debt
Debt payable to banks, including current maturities consisted of the following (in thousands):

	June 28, 2009	March 31, 2009

Senior Credit Facility	$20,536	$21,357
Less current maturities	3,286	3,286

Total long-term debt	$17,250	$18,071

Senior Credit Facility- On August 28, 2008, the Company refinanced and paid in full its Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of fiscal 2009, the Company recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan with the remainder of the term loan due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of June 28, 2009.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus, in each case, applicable margins based on the Company’s leverage ratio, which is equal to the Company’s consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At June 28, 2009 the Senior Credit Facility had a blended interest rate of 3.5%, all tied to LIBOR, except for $0.1 million which was tied to the Prime Rate. In addition, the Company is required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of the assets of the Company and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At June 28, 2009, under the revolving portion of the Senior Credit Facility, there were no outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $9.0 million in availability. At June 28, 2009, the Company was in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap- The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of the Company’s Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the first three months of fiscal 2010.
Former Senior Credit Facility- At the time of the refinancing, the Company had a $50.0 million senior credit facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which were linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. The Company did not have a mandatory prepayment under the Former Senior Credit Facility for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of its headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The Former Senior Credit Facility was secured by all of the assets of the Company.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million for both the three month periods ended June 28, 2009 and June 29, 2008.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the Pension Plan of $3.6 million at June 28, 2009 and $3.4 million at March 31, 2009. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Interest cost	$9	$11	$—	$55
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$9	$11	$—	$55

NOTE 9. New Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS 166 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of SFAS 165 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS 141R is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 106, and 132(R).” SFAS 158 requires companies to recognize a net asset for a defined benefit postretirement pension or healthcare plan’s over funded status or a net liability for a plan’s under funded status in its balance sheet. SFAS 158 also requires companies to recognize changes in the funded status of a defined benefit postretirement plan in accumulated other comprehensive income in the year in which the changes occur. SFAS 158 was adopted on March 31, 2007. (See Note 8). Additionally, SFAS 158 requires companies to measure plan assets and benefit obligations as of the date of the fiscal year end balance sheet, which is consistent with the Company’s current practice. This requirement is effective for fiscal years ending after December 15, 2008. The adoption of the provisions of SFAS 158 is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The effective date of SFAS 157 for our Company was April 1, 2008. The adoption of the provisions of SFAS 157 has not and is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.37%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million, respectively, with $1.7 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
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
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and

Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At June 28, 2009 the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Revenues from the three operating segments for the three month periods ended June 28, 2009 and June 29, 2008 are as follows (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 2008

Hoist and Winch	$9,128	$8,559
Cargo Hooks	2,511	3,791
Weapons Handling	242	538
Other Sales	1,481	1,080

Total	$13,362	$13,968

During the three month period ended June 28, 2009, 24%, 20% and 13% of net sales were made to three major customers, respectively. During the three month period ended June 29, 2008, net sales to three major customers accounted for 29%, 16% and 12%, respectively, of total revenues.

Net sales below show the geographic location of customers (in thousands):

	Three Months Ended
	June 28, 2009	June 29, 008

Location:
United States	$6,295	$9,221
England	279	382
Italy	2,220	1,262
Other European Countries	1,229	966
Pacific and Far East	1,592	498
Other non-United States	1,747	1,639

Total	$13,362	$13,968

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
Forward Looking Statements
Certain statements in this Report constitute “forward-looking statements” within the meaning of the federal securities laws, including information regarding our fiscal 2010 financial outlook, future plans, objectives, business prospects and anticipated financial performance. These forward-looking statements are not statements of historical facts and represent only our current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Our actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in our other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect our operating results, you should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. We expressly disclaim any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them. Forward-looking statements are subject to the safe harbors created in the federal securities laws.
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
Results of Operations
Three Months Ended June 28, 2009 Compared with Three Months Ended June 29, 2008 (in thousands)

	Three Months Ended		Increase (decrease)
	June 28,	June 29,
	2009	2008	$		%

New Equipment	$5,547	$6,279	$	(732)	(11.7)
Spare Parts	2,641	2,929		(288)	(9.8)
Overhaul and Repair	4,004	3,809		195	5.1
Engineering Services	1,170	951		219	23.0

Net Sales	13,362	13,968		(606)	(4.3)
Cost of Sales	8,128	7,946		182	2.3
Gross Profit	5,234	6,022		(788)	(13.1)
General, administrative and selling expenses	4,210	4,227		(17)	(0.4)
Relocation expense	138	—		138	100.0
Interest expense	208	439		(231)	(52.6)
Net income	$358	$765	$	(407)	(53.2)
Net Sales. Our net sales decreased to $13.4 million in the first quarter of fiscal 2010, a decrease of $0.6 million from net sales of $14.0 million in the first quarter of fiscal 2009. The $0.7 million decrease in sales of new equipment for the first quarter of fiscal 2010 as compared to the same period last year was driven primarily by $0.5 million lower shipments in the cargo hook operating segment and $0.2 million in the hoist and winch operating segment. We had no sales of new equipment in the weapons handling operating segment during the first three months of fiscal 2010 and fiscal 2009.
In the first three months of fiscal 2010 compared to the same prior year period, sales of spare parts in the cargo hook and weapons handling operating segments decreased $0.4 million and $0.3 million, respectively. These decreases were slightly offset by an increase of $0.4 million of spare part sales in the hoist and winch operating segment.
Overhaul and repair sales in the hoist and winch operating segment increased $0.4 million in the first quarter of fiscal 2010 as compared to the same period last year, but were slightly offset by lower sales in the cargo hook operating segment of $0.2 million.

The $0.2 million increase in engineering services during the first three months of fiscal 2010 as compared to the first three months of fiscal 2009 is attributable to the weapons handling operating segment. Specifically, it is the result of a contract for the design and development of a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) Program.
The lower overall total sales volume in the first quarter of fiscal 2010 as compared to the same prior year period is due primarily to delays in receipt of customer orders that we expected to process and ship during the quarter. At the end of fiscal 2009 we saw, for the first time, some indications that the global economic slowdown was beginning to affect our markets, as certain customers have requested extensions of delivery dates for certain products and have also asked for extended payment terms. Since then we have seen some resetting of priorities that will affect shipments of certain of our products. For example, the FCS Program for which we were developing new equipment in the weapons handling operating segment was terminated. While we expect that the termination of this program will have a relatively minor impact on our fiscal 2010 operating results, the action by the U.S. Government is contributing to a degree of uncertainty.
The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year. We anticipate that this trend will continue in fiscal 2010 resulting in a favorable sales comparison for the entire fiscal year.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percentage of sales will be affected by the weighting of these components to the total sales volume. In the first quarter of fiscal 2010, the $8.1 million cost of sales as a percent of sales was approximately 61%. In the first three months of fiscal 2009, the $7.9 million cost of sales as a percentage of sales was approximately 57%. The 4% increase in cost of sales as a percentage of sales in the first quarter of fiscal 2010 as compared to the same prior year period is discussed below under “Gross Profit”.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 34% to 43% and spare parts ranging from 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. The overall gross margin was 39% for the first quarter of fiscal 2010 as compared to 43% for the first quarter of fiscal 2009. The decrease in the overall gross margin is attributable to lower sales volume and to an unfavorable mix in new production and overhaul & repair shipments. The lower overall sales volume in the first three months of fiscal 2010 as compared to the same prior year period accounted for approximately half of the overall 4% decrease in gross margin. The lower gross margin in new production during the first three months of fiscal 2010 as compared to the same prior year period is due to lower sales volume and an unfavorable performance mix in the cargo hook operating segment. Overhaul and repair sales in the hoist and winch operating segment increased in the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009, but the gross profit in the first quarter of fiscal 2010 was lower than in the same prior year period due to an unfavorable performance mix in both cost and pricing.
General, administrative and selling expenses. General, administrative and selling expenses for the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009, remained essentially unchanged. In response to the order patterns mentioned in the “New Orders” section below, we initiated certain cost cutting measures in the beginning of fiscal 2010 in an effort to improve operating results for fiscal 2010. These measures involved a net reduction in our headcount of approximately 7% of our work force. General, administrative and selling expenses for the first three months of fiscal 2010 includes a pretax charge of $0.3 million charge related to these reductions but we anticipate over $1.0 million additional cost savings by the end of fiscal 2010. The personnel reductions were carefully considered and we believe that the headcount reductions will not inhibit our ability to meet the sales volume in fiscal 2010.

Interest expense. The refinancing of our Former Senior Credit Facility was completed in the second quarter of fiscal 2009 (see Senior Credit Facility section below). The decline in the interest rates due to the refinancing coupled with the reduction of our Senior Credit Facility due to required principal payments caused the $0.2 million decrease in interest expense to $0.2 million in the first quarter of fiscal 2010 as compared to $0.4 million in the first quarter of fiscal 2010.
Net Income. We reported net income of $0.4 million in the first quarter of fiscal 2010, which included a pretax charge of $0.1 million related to the scheduled relocation of our facility to Whippany New Jersey, as compared to net income of $0.8 million in the first quarter of fiscal 2009. This decrease in net income resulted from the reasons discussed above. Net income for the first three months of fiscal 2010 includes a pretax charge of $0.3 million related to the reduction in force described in “General, administrative and selling expenses” section above, and we anticipate over $1.0 million additional costs savings by the end of fiscal 2010.
We expect to initiate the relocation to a more efficient facility in Whippany, New Jersey. in the third quarter, and complete it in the fourth quarter, of fiscal 2010. Aside from the actual cost of the physical move to the new location which is estimated to be $0.8 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010.
New orders. New orders received during the first quarter of fiscal 2010 totaled $15.6 million, as compared with $23.0 million in the first quarter of fiscal 2009. Orders for new equipment in the hoist and winch operating segment decreased $3.8 million despite orders we received during the first three months of fiscal 2010 totaling $2.4 million for the system design and development of a recovery winch for a fixed wing aircraft being developed for the U.S. Army and Air Force under the Joint Cargo Aircraft Program, and $2.9 million in orders for new equipment in the hoist and winch operating segment for the A109, A119 and AW139 Programs. Orders for new equipment in the cargo hook operating segment decreased $4.1 million for the first three months of fiscal 2010 as compared to the same prior year period.
Orders for spare parts in the hoist and winch operating segment increased $0.5 million in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, but were partially offset by a decrease of approximately $0.3 million and $0.4 million in the cargo hook and weapons handling operating segments, respectively.
New orders for overhaul and repair in the cargo hook operating segment increased $1.4 million in the first quarter of fiscal 2010 as compared to the same period last year. Orders for overhaul and repair in both the hoist and winch and weapons handling operating segments remained essentially unchanged for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009. Orders for engineering services decreased $0.5 million in the first quarter of fiscal 2010 as compared to the same period last year.
Backlog. Backlog at June 28, 2009 was $133.3 million, an increase of $2.3 million from the $131.0 million at March 31, 2009. Increases in backlog are mainly attributable to a $2.4 million contract for the system design and development of a recovery winch for a fixed wing aircraft being developed for the U.S. Army and Air Force under the Joint Cargo Aircraft Program, and $2.9 million in orders for new equipment in the hoist and winch operating segment for the A109, A119 and AW139 Programs. The offsetting decrease is attributable to previously scheduled shipments. The backlog at June 28, 2009 includes approximately $65.0 million relating to the Airbus A400M military transport aircraft, which per our contract with Airbus is scheduled to commence shipping in late calendar 2009 and continue through 2020. There have been recent reports by analysts that there is a delay in the production schedule for the Airbus A400M military transport aircraft. Notwithstanding these reports, we have not to date received notification from Airbus that there is a significant delay in delivering our equipment for this program.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $38.6 million of backlog at June 28, 2009 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in our sales. Our book to bill ratio for the first quarter of fiscal 2010 was 1.2 as compared to 1.6 for the first quarter of fiscal 2009. The decrease in the book to bill ratio was directly related to the lower order intake during the first quarter of fiscal 2010, as compared to the first quarter of fiscal 2009. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce our backlog. Therefore, our backlog information may not represent the actual amount of shipments or sales for any future period.
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
During the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million. At June 28, 2009, there were no outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $9.0 million in availability under the revolving portion of the Senior Credit Facility. At June 28, 2009, we were in compliance with the provisions of the Senior Credit Facility.
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
In May, 2009 we executed a 10 year lease for a facility in Whippany, New Jersey, which will be better suited to our current and expected needs, and we expect to initiate the relocation to the new site during the third quarter, and complete it in the fourth quarter, of fiscal 2010. The lease agreement calls for monthly rental payments of approximately $67 thousand commencing January 2010 through the fifth anniversary of the fixed rent commencement date and approximately $77 thousand per month from January 2015 through the end of the lease term. While the relocation will require a cash outlay of approximately $5.0 million to outfit the new facility, we expect to continue our debt reduction program with a targeted principal reduction of our Senior Credit Facility in the area of $5.0 million to $6.0 million in fiscal 2010. Aside from the actual cost of the physical move to the new location which is estimated to be $0.8 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010 as compared to occupancy costs expensed in fiscal 2009. The occupancy costs associated with the new facility is expected to increase approximately $0.7 million in fiscal 2011 as compared to fiscal 2010.
Our common stock is listed on the NYSE Amex (former American Stock Exchange) under the trading symbol BZC.
Working Capital
Our working capital at June 28, 2009 was $31.9 million, as compared to $32.3 million at March 31, 2009. The ratio of current assets to current liabilities was 2.8 to 1 at both June 28, 2009 and March 31, 2009.
The major working capital changes during the first three months of fiscal 2010 resulted from a decrease in accounts receivable of $5.1 million, an increase in inventory of $4.7 million, an increase in prepaid and other current assets of

$0.3 million, and a decrease in other current liabilities of $0.3 million. In addition, cash and cash equivalents decreased by $0.5 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred late in the fourth quarter of fiscal 2009. The increase in inventory is due to delays in new orders, mentioned above, and a focus on having certain common sub-assemblies on hand in anticipation of our relocation to our new facility in Whippany, New Jersey, which we expect to initiate during the third quarter, and complete it in the fourth quarter, of fiscal 2010. We do not foresee the relocation to have any impact on meeting the shipping demands of our customers.
The increase in prepaid and other current assets of $0.3 million is mainly attributable to the prepayment of certain maintenance agreements. The decrease in other current liabilities is mainly attributable to the amortization of the deferred gain related to the sale of our Union, New Jersey facility in February 2008.
The number of days that sales were outstanding in accounts receivable increased to 73.8 days at June 28, 2009 from 69.7 days at March 31, 2009. We have received notice from several of our customers regarding their new company policies for extending payment terms to suppliers. This has attributed to the increased number of days sales that were outstanding in accounts receivable at June 28, 2009 compared to March 31, 2009. Inventory turnover decreased to 1.48 turns at June 28, 2009 versus 1.62 turns at June 29, 2008. The decrease in inventory turns is reflective of the reasons discussed above.
Capital Expenditures
Cash paid for our additions to property and equipment was approximately $0.7 million for both the first three months of fiscal 2010 and fiscal 2009. The majority of the additions to property and equipment for the first three months of fiscal 2010 represent amounts related to the fit-out of the Company’s new facility (See “Liquidity and Capital Resources” above).
Cash paid for capitalized project costs, representing qualification and proto-type units on several programs, were approximately $0.1 million for the first three months of fiscal 2010 and $0.2 million for the first three months of fiscal 2009. Capitalized project costs will be amortized on a per unit basis based on the shipping schedule. Capitalized project costs budgeted in fiscal 2010 total approximately $2.3 million.
Senior Credit Facility
On August 28, 2008, we refinanced and paid in full our Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan with the remainder of the term loan due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of June 28, 2009.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus, in each case, applicable margins based on our leverage ratio, which is equal to our consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At June 28, 2009 the Senior Credit Facility had a blended interest rate of 3.5%, all tied to LIBOR, except for $0.1 million which was tied to the Prime Rate. In addition, we are required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all our assets and allows us to issue letters of credit against the total borrowing capacity of the facility. At June 28, 2009, under the revolving portion of the Senior Credit Facility, there were no outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $9.0 million in availability. At June 28, 2009, we were in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap- The Senior Credit Facility requires us to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the first three months of fiscal 2010.
Former Senior Credit Facility
At the time of the refinancing, we had a $50.0 million senior credit facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which were linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. We did not have a mandatory prepayment under the Former Senior Credit Facility for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of our headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The Former Senior Credit Facility was secured by all of the assets of the Company.
Tax Benefits from Net Operating Losses
At June 28, 2009, we have federal and state net operating loss carry forwards, or NOLs, of approximately $18.4 million and $34.4 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The state NOL due to expire in fiscal 2010 is approximately $18.2 million. A valuation allowance of $1.6 million has been established relating to the state NOL, as it is our belief, that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of June 28, 2009 (in thousands):
Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$20,536	$3,286	$6,572	$10,678	$—
Estimated interest payments on long-term debt (b)	1,961	655	962	344	—
Operating leases (c)	8,879	549	1,689	1,616	5,025
Purchase Obligations (d)	966	966	—	—	—

Total	$32,342	$5,456	$9,223	$12,638	$5,025

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.5%, the Company’s blended interest rate at June 28, 2009.

(c)	Included is an $8.7 million lease obligation for our new facility in Whippany, New Jersey. We expect to initiate the relocation to this facility in the third quarter, and complete it in the fourth quarter, of fiscal 2010. See Liquidity and Capital Resources included elsewhere in this Report for lease terms.

(d)	Obligations for capital equipment and fit-out of the facility for our new location in Whippany, New Jersey.
Our supplier purchase orders contain provisions allowing the vendors to recover certain of their costs in the event of cancellation for convenience by the Company. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to the Company if cancelled for convenience. Therefore, no purchase obligations with respect to our suppliers have been included in the above table.
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

Remediation cost estimates are prepared from this analysis and are taken into consideration in developing project budgets from third party contractors. Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to government regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and other similar uncertainties. We do not include any unasserted claims that it might have against others in determining the liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor have we taken into consideration any future claims against insurance carriers that it might have in determining its environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.37%, which is the 20 year Treasury Bill rate at the end of the fiscal first quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.2 million to be most probable. Current estimates for expenditures, net of recoveries pursuant to cost sharing agreements, for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million, respectively, with $1.7 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.5 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by us, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At June 28, 2009 the cleanup reserve was $2.4 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.3 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140. The new standard eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. The adoption of the provisions of SFAS 166 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The adoption of the provisions of SFAS 165 is not expected to have a material effect on our financial position, results of operations, or cash flows.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these FSPs is not expected to have a material effect on our financial position, results of operations, or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133.” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, does not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS 161 is not expected to have a material effect on our financial position, results of operations, or cash flows.
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
In September 2006, the FASB issued SFAS Statement No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. We adopted the provisions of SFAS 157 on April 1, 2008. The adoption of the provisions of SFAS 157 has not and is not expected to have a material effect on our financial position, results of operations, or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Late in the fourth quarter of fiscal 2009 we saw, for the first time, some indications that the global economic slowdown was beginning to affect our markets, as certain customers have requested extensions of delivery dates for certain products and have also asked for extended payment terms. Since then we have seen some resetting of priorities that will affect shipments of certain of our products. For example, the FCS Program for which we were developing new equipment in the weapons handling operating segment was terminated. While we expect that the termination of this program will have a relatively minor impact on our fiscal 2010 operating results, the action by the U.S. Government is contributing to a degree of uncertainty.
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
At June 28, 2009, $20.4 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.1 million based on the amount outstanding under the facility at June 28, 2009.
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
As of June 28, 2009, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2009, as filed with the Securities and Exchange Commission, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

31.1 31.2 32	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: July 27, 2009	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.