Form 10-Q
period 2009-09-27
BREEZE-EASTERN CORP
filed 2009-10-29
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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
Yes ☐     No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 23, 2009, the total number of outstanding shares of registrant’s one class of common stock was 9,400,244.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. The results reflected in the unaudited, condensed Statement of Consolidated Operations for the period ended September 27, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited, condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2009.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$16,408	$14,507	$29,770	$28,475
Cost of sales	10,445	8,637	18,573	16,583

Gross profit	5,963	5,870	11,197	11,892

General, administrative and selling expenses	4,516	4,636	8,726	8,863
Relocation expense	51	—	189	—
Interest expense	201	385	409	824
Other expense — net	67	51	128	88
Loss on extinguishment of debt	—	551	—	551

Income before income taxes	1,128	247	1,745	1,566
Income tax provision	474	104	733	658

Net income	$654	$143	$1,012	$908

Earnings per share:
Basic:

Net income per share:	$0.07	$0.02	$0.11	$0.10

Diluted:

Net income per share:	$0.07	$0.02	$0.11	$0.10

Weighted — average basic shares outstanding	9,389,000	9,348,000	9,377,000	9,344,000
Weighted — average diluted shares outstanding	9,394,000	9,413,000	9,388,000	9,411,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)
	September 27, 2009	March 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,387	$2,667
Accounts receivable (net of allowance for doubtful accounts of $33 at September 27, 2009 and $30 at March 31, 2009)	16,214	20,238
Inventories	25,829	19,635
Prepaid expenses and other current assets	504	377
Deferred income taxes	6,783	6,988

Total current assets	50,717	49,905

PROPERTY:
Property and equipment	15,330	13,230
Less accumulated depreciation and amortization	9,956	9,371

Property — net	5,374	3,859

OTHER ASSETS:
Deferred income taxes	10,692	11,114
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	7,465	7,425

Total other assets	22,559	22,941

TOTAL	$78,650	$76,705

LIABILITIES AND STOCKHOLDERS’ EQUITY:

CURRENT LIABILITIES:
Revolving credit facility	$2,400	$—
Current portion of long-term debt	3,286	3,286
Accounts payable — trade	6,102	6,311
Accrued compensation	2,535	2,144
Accrued income taxes	241	253
Other current liabilities	4,335	5,589

Total current liabilities	18,899	17,583

LONG-TERM DEBT PAYABLE TO BANKS	16,429	18,071

OTHER LONG-TERM LIABILITIES	8,628	7,724

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued,
9,813,097 at September 27, 2009 and 9,778,097 at March 31, 2009	98	98
Additional paid-in capital	94,134	93,778
Accumulated deficit	(52,808)	(53,820)
Accumulated other comprehensive loss	(25)	(25)

	41,399	40,031
Less treasury stock, at cost - 412,853 at September 27, 2009 and 412,731 at March 31, 2009	(6,705)	(6,704)

Total stockholders’ equity	34,694	33,327

TOTAL	$78,650	$76,705

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six months ended
	September 27, 2009	September 28, 2008

Cash flows from operating activities:
Net income	$1,012	$908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write off of unamortized loan fees	—	223
Depreciation and amortization	794	700
Noncash interest expense, net	16	42
Stock based compensation	356	323
Provision for losses on accounts receivable	3	3
Deferred taxes-net	627	518
Changes in assets and liabilities :
Decrease in accounts receivable and other receivables	4,021	6,198
Increase in inventories	(6,194)	(6,335)
Increase in other assets	(481)	(81)
(Decrease) increase in accounts payable	(480)	2,412
Increase (decrease) in accrued compensation	390	(342)
Decrease in accrued income taxes	(12)	(273)
Decrease in other liabilities	(369)	(1,278)

Net cash (used in) provided by operating activities	(317)	3,018

Cash flows from investing activities:
Capital expenditures	(1,430)	(920)
Capitalized project costs	(291)	(376)

Net cash used in investing activities	(1,721)	(1,296)

Cash flows from financing activities:
Payments on long-term debt	(1,642)	(22,906)
Proceeds from long-term debt and borrowings	—	23,000
Net borrowings (repayments) of other debt	2,400	(520)
Payment of debt issue costs	—	(467)
Exercise of stock options	—	7

Net cash provided by (used in) financing activities	758	(886)

(Decrease) increase in cash	(1,280)	836
Cash at beginning of period	2,667	1,876

Cash at end of period	$1,387	$2,712

Supplemental information:
Interest payments	$389	$778
Income tax payments	$117	$418
Non-cash investing activity for capitalized project costs	$115	$14
Non-cash investing activity for additions to property and equipment	$882	$141

See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Basic Earnings per Common Share:
Weighted-average common stock outstanding for basic earnings per share calculation	9,389,000	9,348,000	9,377,000	9,344,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,389,000	9,348,000	9,377,000	9,344,000
Stock options*	5,000	65,000	11,000	67,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,394,000	9,413,000	9,388,000	9,411,000

*	During the three and six month periods ended September 27, 2009, options to purchase 493,000 and 438,000 shares of common stock, respectively, and during both the three and six month periods ended September 28, 2008, options to purchase 164,000 shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common share.
NOTE 2. Stock-Based Compensation
The Company records stock-based compensation using a fair value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three and six month periods ended September 27, 2009 includes $104,000 net of tax, or $0.01 per diluted share, and $206,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense. Net income for the three and six month periods ended September 28, 2008 includes $94,000 net of tax, or $0.01 per diluted share, and $187,000 net of tax, or $0.02 per diluted share, respectively, of stock based compensation expense. Stock based compensation expense was recorded in general, administrative and selling expenses.

The Company maintains the Amended and Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long Term Incentive Plan (the “2004 Plan”) and the 2006 Long Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 of the Company’s common shares may be granted as stock options or awarded as restricted stock to officers, non-employee directors and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009 and no grants or awards may be made thereafter under the 1999 Plan, however, there remain outstanding unexercised options granted in fiscal years 2001, 2004, 2006 and 2008 under the 1999 Plan. The 1992 Plan expired in September 2002 and no grants or awards may be made thereafter under the 1992 Plan, however, there remain outstanding unexercised options granted in fiscal year 2002 under the 1992 Plan.
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
The weighted-average Black-Scholes value per option granted in fiscal 2010 on August 17, 2009 and June 22, 2009, were $2.55 and $2.63, respectively, and in fiscal 2009 on July 21, 2008 was $4.52. The following assumptions were used in the Black-Scholes option pricing model for options granted in fiscal 2010 and fiscal 2009. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The Company uses historical data to estimate the expected term of the options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has assumed no forfeitures due to the limited number of employees at the executive and senior management level who receive stock options, past employment history and current stock price projections.

	August 17,	June 22,	July 21,
	2009	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Volatility	34.0%	34.0%	33.5%
Risk-free interest rate	3.2%	3.4%	3.6%
Expected term of options (in years)	7.0	7.0	7.0

The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2009	454,911	$28	6	$10.00
Granted	186,000	—	—	$6.12
Exercised	—	—	—	—
Canceled or expired	(26,000)	—	—	$19.38

Outstanding at September 27, 2009	614,911	$154	7	$8.43

Options exercisable at September 27, 2009	350,577	$35	5	$9.08
Unvested options expected to become exercisable after September 27, 2009	264,334	$119	9	$7.58
Shares available for future option grants at September 27, 2009 (a)	200,214

(a)	May be decreased by restricted stock grants.
No options were exercised during the first six months of fiscal 2010. Pursuant to the terms of an employment agreement between the Company and D. Michael Harlan Jr., Chief Operating Officer of the Company, effective August 17, 2009, the Company awarded Mr. Harlan an option to purchase 100,000 shares of the Company’s common stock, as previously disclosed in the Company’s Form 8-K filed on August 19, 2009.
As noted above, stock options granted to non-employee directors, officers and employees vest ratably over three years beginning one year after the date of the grant. During the first six months of fiscal 2010 and fiscal 2009, compensation expense associated with stock options was approximately $206,000 and $191,000, respectively, before taxes of approximately $87,000 and $80,000, respectively, and such expense was recorded in general, administrative and selling expenses. As of September 27, 2009, there was approximately $0.8 million of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable, which cost is expected to be recognized over a weighted-average period of 2.3 years.
Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying option grants consist of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004 and 2006 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

A summary of restricted stock award activity under all plans is as follows:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Non-vested at March 31, 2009	31,904	$10.80
Granted	35,000	$6.00
Vested	(25,624)	$10.65
Cancelled	(—)	$—

Non-vested at September 27, 2009	41,280	$6.82

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. As of September 27, 2009, there was approximately $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.
NOTE 3. Inventories
Inventories are summarized as follows (in thousands):

	September 27,	March 31,
	2009	2009
Finished goods	$468	$—
Work in process	7,311	4,742
Purchased and manufactured parts	18,050	14,893

Total	$25,829	$19,635

NOTE 4. Property and Related Depreciation
Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the three and six month periods ended September 27, 2009 was $0.4 million and $0.8 million, respectively, and for the three and six month periods ended September 28, 2008, depreciation expense was $0.3 million and $0.6 million, respectively.
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
NOTE 5. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 27, 2009 are summarized as follows (in thousands):

Balance at March 31, 2009	$238
Warranty costs incurred	(67)
Change in estimates to pre-existing warranties	—
Product warranty accrual	36

Balance at September 27, 2009	$207

NOTE 6. Income Taxes
At September 27, 2009, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $18.4 million and $33.2 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. The state NOL due to expire in fiscal 2010 is approximately $18.2 million. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $1.6 million has been established relating to the state net operating loss, as it is management’s belief that it is more likely than not that a portion of the state NOLs are not realizable, and $0.3 million related to other items. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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

On April 1, 2007 the Company adopted changes made by the Financial Accounting Standards Board (“FASB”) which require that companies recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At September 27, 2009, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during fiscal 2010.
NOTE 7. Long-Term Debt Payable to Banks
Long-term debt payable to banks, including current maturities consisted of the following (in thousands):

	September 27,	March 31,
	2009	2009
Senior Credit Facility	$19,715	$21,357
Less current maturities	3,286	3,286

Total long-term debt	$16,429	$18,071

Senior Credit Facility— On August 28, 2008, the Company refinanced and paid in full its Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of fiscal 2009, the Company recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan with the remainder of the term loan due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of September 27, 2009.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus, in each case, applicable margins based on the Company’s leverage ratio, which is equal to the Company’s consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At September 27, 2009 the Senior Credit Facility had a blended interest rate of 3.4%, all tied to LIBOR, except for $0.8 million which was tied to the Prime Rate. In addition, the Company is required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all of the assets of the Company and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At September 27, 2009, under the revolving portion of the Senior Credit Facility, there was $2.4 million in outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $6.6 million in availability. At September 27, 2009, the Company was in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap— The Senior Credit Facility requires the Company to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of the Company’s Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the first six months of fiscal 2010.
Former Senior Credit Facility— At the time of the refinancing, the Company had a $50.0 million senior credit facility consisting of a $10.0 million revolving credit facility, and two term loans of $20.0 million each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $0.2 million, an additional quarterly principal payment of $50,000, and certain mandatory prepayment provisions which were linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. The Company did not have a mandatory prepayment under the Former Senior Credit Facility for fiscal 2008 due to the pay down of principal made from the net proceeds received from the sale of its headquarters facility and plant in Union, New Jersey, which was completed in February 2008. The Former Senior Credit Facility was secured by all of the assets of the Company.
NOTE 8. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $0.2 million and $0.4 million for both the three and six month periods ended September 27, 2009 and September 28, 2008, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). As German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has a recorded asset equal to the benefit obligation for the Pension Plan of $3.7 million at September 27, 2009 and $3.4 million at March 31, 2009. This asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost (in thousands):

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Components of net periodic benefit costs:
Interest cost	$9	$12	$18	$23
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$9	$12	$18	$23

	Pension Plan
	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Components of net periodic benefit costs:
Interest Cost	$96	$53	$96	$108
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$96	$53	$96	$108

NOTE 9. New Accounting Standards
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12, Subsequent Events, for this additional disclosure.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions did not have a material effect on the Company’s financial position, results of operations, or cash flows.
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the guidance is initially adopted. The adoption of the provisions in this pronouncement would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly owned businesses acquired in the future.
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
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, the Company used a discount rate of 4.15%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. The Company believes that the application of this rate produces a result which approximates the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Based on the above, the Company estimates the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of $6.3 million to be most probable. Current estimates for expenditures for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million, respectively, with $1.8 million payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in the Company’s accrual for environmental liabilities. In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1.3 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 27, 2009 the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.2 million. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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
Revenues from the three operating segments for the three and six month periods ended September 27, 2009 and September 28, 2008 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Hoist and Winch	$12,202	$9,137	$21,330	$17,696
Cargo Hooks	3,150	1,865	5,972	5,656
Weapons Handling	564	2,271	806	2,809
Other Sales	492	1,234	1,662	2,314

Total	$16,408	$14,507	$29,770	$28,475

During the three and six month periods ended September 27, 2009, net sales to one customer accounted for 30% and 22%, respectively, of total revenues and another accounted for 20% and 22%, respectively, of total revenues. A third customer accounted for 19% of total revenues for both the three and six month periods ended September 27, 2009.
During the three and six month periods ended September 28, 2008, net sales to one customer accounted for 18% and 23%, respectively, of total revenues and another accounted for 16% and 23%, respectively, of total revenues. A third customer accounted for 17% and 15% of total revenues for the three and six month periods ended September 28, 2008, respectively.
Amounts due from three customers accounted for approximately 31%, 19% and 17% respectively, of the accounts receivable balance at September 27, 2009, and amounts due from two customers accounted for approximately 38% and 19%, respectively, of the accounts receivable balance at March 31, 2009.

Net sales below show the geographic location of customers (in thousands):

	Three Months Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Location:
United States	$9,679	$9,032	$15,975	$18,253
England	332	439	611	821
Italy	3,040	1,311	5,259	2,573
Other European Countries	802	1,248	2,031	2,214
Pacific and Far East	702	1,109	2,294	1,607
Other non-United States	1,853	1,368	3,600	3,007

Total	$16,408	$14,507	$29,770	$28,475

NOTE 12. Subsequent Events
In May 2009, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of FASB ASC Topic 855 on April 1, 2009. The Company has evaluated subsequent events for the period from September 27, 2009, the date of these financial statements, through October 29, 2009, which represents the date these financial statements are being filed with the Commission. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the financial statements. With respect to this disclosure, the Company has not evaluated subsequent events occurring after October 29, 2009.
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
Results of Operations
Three Months Ended September 27, 2009 Compared with Three Months Ended September 28, 2008 (in thousands)

	Three Months Ended
	September 27,	September 28,	Increase (decrease)
	2009	2008	$	%

New Equipment	$9,118	$7,467	$1,651	22.1
Spare Parts	2,607	2,758	(151)	(5.5)
Overhaul and Repair	4,191	3,127	1,064	34.0
Engineering Services	492	1,155	(663)	(57.4)

Net Sales	16,408	14,507	1,901	13.1
Cost of Sales	10,445	8,637	1,808	20.9
Gross Profit	5,963	5,870	93	1.6
General, administrative and selling expenses	4,516	4,636	(120)	(2.6)
Relocation expense	51	—	51	N/A
Interest expense	201	385	(184)	(47.8)
Loss on extinguishment of debt	—	551	(551)	(100.0)
Net income	$654	$143	$511	357.3

Net Sales. Our net sales increased to $16.4 million in the second quarter of fiscal 2010, an increase of $1.9 million from net sales of $14.5 million in the second quarter of fiscal 2009. The $1.7 million increase in sales of new equipment for the second quarter of fiscal 2010 as compared to the same period last year was driven primarily by $2.2 million higher shipments in the hoist and winch operating segment and $0.8 million in the cargo hook operating segment. These increases were partially offset by having no sales of new equipment in the weapons handling operating segment during the second quarter of fiscal 2010 as compared to $1.4 million in shipments during the second quarter of fiscal 2009 for the High Mobility Artillery Rocket System (HIMARS).
In the second quarter of fiscal 2010 compared to the same prior year period, sales of spare parts in the cargo hook and weapons handling operating segments decreased $0.2 million and $0.4 million, respectively. These decreases were offset by an increase of $0.5 million of spare part sales in the hoist and winch operating segment.
Overhaul and repair sales increased $1.1 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. This increase is attributable to higher sales in the cargo hook and hoist and winch operating segments of $0.5 million and $0.4 million, respectively, and higher sales of $0.2 million in the weapons handling operating segment.
The $0.7 million decrease in engineering services during the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 is attributable solely to the weapons handling operating segment. Specifically, it is the result of the termination in the second quarter of fiscal 2010 of the Future Combat Systems (FCS) Program for which we were contracted to design and develop a recovery winch. We expect that the termination of this program will have a relatively minor impact on our fiscal 2010 operating results.
The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year and we anticipate that this trend will continue in fiscal 2010. However, in the first half of our current fiscal year we have seen indications of a slowdown in our industry due to a resetting of priorities at customer procurement agencies resulting in delays in shipments of certain of our products, therefore, at this point, we expect the sales for the entire 2010 fiscal year to be lower than fiscal 2009 levels.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, cost of sales as a percentage of sales will be affected by the weighting of these components to the total sales volume. In the second quarter of fiscal 2010, the $10.4 million cost of sales as a percent of sales was approximately 64%. In the second quarter of fiscal 2009, the $8.6 million cost of sales as a percentage of sales was approximately 60%. The 4% increase in cost of sales as a percentage of sales in the second quarter of fiscal 2010 as compared to the same prior year period is discussed below under “Gross Profit”.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 34% to 43% and spare parts ranging from 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. The overall gross margin was 36% for the second quarter of fiscal 2010 as compared to 40% for the second quarter of fiscal 2009.
Sales of new equipment in the hoist and winch operating segment and sales for overhaul and repair in hoist and winch, cargo hook and weapons handling operating segments increased in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009. The increase in the gross profit due to higher sales volume was partially offset by an unfavorable performance mix in the cost of the new production hoist and winch operating segment as well as shipments of products with downward pricing revisions at prices to meet certain competitive market situations and lower sales volume of new production in the weapons handling operating segment. Net sales for engineering services in the weapons handling operating segment decreased in the second quarter of fiscal 2010 as compared to the same prior year period, which also contributed to the lower overall gross margin in the second quarter of fiscal 2010 as compared to the same prior year period. We expect to experience this margin compression again in the third quarter of fiscal 2010 with a return to more normalized margins in the fiscal fourth quarter.
General, administrative and selling expenses. General, administrative and selling expenses of $4.5 million in the second quarter of fiscal 2010 decreased slightly, as compared to $4.6 million in the second quarter of fiscal 2009. In the beginning of fiscal 2010 we initiated certain cost cutting measures in an effort to improve operating results for fiscal 2010. These measures involved a net reduction in our headcount of approximately 7% of our work force that we anticipate to result in cost savings of over $1.0 million over plan by the end of fiscal 2010. The personnel reductions were carefully considered and we believe that the headcount reductions will not inhibit our ability to meet the sales volume in fiscal 2010. The lower general, administrative and selling expenses in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009 caused by the personnel reductions and lower incentive compensation expense were minimized by increased costs for internal research and development as well as costs previously absorbed by the FCS Program terminated at the beginning of the second quarter of fiscal 2010.
Interest expense. The refinancing of our Former Senior Credit Facility was completed in the second quarter of fiscal 2009 (see Senior Credit Facility section below). The decline in the interest rates due to the refinancing coupled with the reduction of our Senior Credit Facility due to required principal payments caused the $0.2 million decrease in interest expense to $0.2 million in the second quarter of fiscal 2010 as compared to $0.4 million in the second quarter of fiscal 2009.
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
Net Income. We reported net income of $0.7 million in the second quarter of fiscal 2010 as compared to net income of $0.1 million in the second quarter of fiscal 2009, which included a pretax charge of $0.6 million related to the refinancing of the Company’s debt. Excluding the pretax charge in the second quarter of fiscal 2009, net income increased $0.2 million in the second quarter of fiscal 2010 as compared to the same prior year period from the reasons discussed above.
Net income for the second quarter of fiscal 2010 includes a pretax charge of $51 thousand related to relocation to a more efficient facility in Whippany, New Jersey, which we expect to initiate and complete in the fourth quarter of fiscal 2010. Aside from the actual cost of the physical move to the new location, which we estimate to be between $0.8 million and $1.1 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010.
New orders. New orders received during the second quarter of fiscal 2010 totaled $19.0 million, as compared with $18.4 million in the second quarter of fiscal 2009. Orders for new equipment in the hoist and winch operating segment increased $6.0 million in the second quarter of fiscal 2010 as compared with the second quarter of fiscal 2009. The increase in orders for new equipment in the hoist and winch operating segment is attributable to a $2.2 million order relating to the Airbus A400M military transport aircraft, a $2.0 million order for the manufacture of the electric rescue hoist system for the UH-60 Black Hawk MEDEVAC helicopter and $1.9 million in orders for the A109, A119 and AW139 Programs. Orders for new equipment in the cargo hook operating segment decreased $6.1 million for the second quarter of fiscal 2010 as compared to the same prior year period. The larger amount of new equipment orders in that operating segment in the prior period is mainly attributable to the order received in the second quarter of fiscal 2009 for the manufacture of the cargo hook for the CH-47F Chinook helicopter.
Total new orders for overhaul and repair increased $0.8 million in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, equally spread over the hoist and winch, cargo hook and weapons handling operating segments. These increases were partially offset by a decrease in new orders for spare parts of $0.5 million in the cargo hook operating segment.
Orders for engineering services increased $0.5 million in the second quarter of fiscal 2010 as compared to the same period last year.
Backlog. Backlog at September 27, 2009 was $135.8 million, an increase of $4.8 million from the $131.0 million at March 31, 2009. Increases in backlog are attributable to new orders booked during the fiscal year with offsetting decreases due to previously scheduled shipments. The backlog at September 27, 2009 includes approximately $67.2 million relating to the Airbus A400M military transport aircraft which, per our contract with Airbus, is scheduled to commence shipping in late calendar 2009 and continue through 2020. We have received communications from the Airbus program team, however, that indicate that shipments are likely to commence in calendar 2012.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $42.5 million of backlog at September 27, 2009 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of the outlook for the continued overall growth in our sales. Our book to bill ratio for the second quarter of fiscal 2010 remained essentially unchanged at 1.2 as compared to 1.3 for the second quarter of fiscal 2009. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce our backlog. Therefore, our backlog information may not represent the actual amount of shipments or sales for any future period.
Six Months Ended September 27, 2009 Compared with Six Months Ended September 28, 2008 (in thousands)

	Six Months Ended		Increase
	September 27,	September 28,	(decrease)
	2009	2008	$	%
New Equipment	$14,665	$13,746	$919	6.7
Spare Parts	5,248	5,687	(439)	(7.7)
Overhaul and Repair	8,195	6,936	1,259	18.2
Engineering Services	1,662	2,106	(444)	(21.1)

Net Sales	29,770	28,475	1,295	4.5
Cost of Sales	18,573	16,583	1,990	12.0
Gross Profit	11,197	11,892	(695)	(5.8)
General, administrative and selling expenses	8,726	8,863	(137)	(1.5)
Relocation expense	189	—	189	N/A
Interest expense	409	824	(415)	(50.4)
Loss on extinguishment of debt	—	551	(551)	(100.0)
Net income	$1,012	$908	$104	11.5
Net Sales. Our net sales of $29.8 million for the first six months of fiscal 2010 increased $1.3 million from sales of $28.5 million in the first six months of fiscal 2009. The $0.9 million increase in sales of new equipment for the first six months of fiscal 2009 as compared to the same period last year was driven by higher shipments of $2.0 million in the hoist and winch operating segment and $0.4 million in the cargo hook operating segment. These increases were minimized by having no sales of new equipment in the weapons handling operating segment during the first six months of fiscal 2010 as compared to $1.4 million in shipments during the first six months of fiscal 2009 for the High Mobility Artillery Rocket System (HIMARS).

In the first six months of fiscal 2010 as compared to the same period last year, shipments of spare parts in the hoist and winch operating segments increased $0.9 million, but were all offset by decreases in spare parts shipments of $0.7 million in the weapons handling operating segment and $0.6 million in the cargo hook operating segment.
Overhaul and repair sales increased $1.3 million during the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, which increase is attributable to higher shipments in the hoist and winch and cargo hook operating segments of $0.8 million and $0.4 million, respectively.
The $0.4 million decrease in engineering services during the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 is all attributable to the weapons handling operating segment. Specifically, it is the result of the termination in the second quarter of fiscal 2010 of the Future Combat Systems (FCS) Program for which we were contracted to design and develop a recovery winch. The FCS Program accounted for approximately $1.8 million of engineering services sales during the first six months of fiscal 2009. We expect that the termination of this program will have a relatively minor impact on our fiscal 2010 operating results.
The timing of U.S. Government awards, the availability of U.S. Government funding and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, our revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year and we anticipate that this trend will continue in fiscal 2010. However, in the first half of our current fiscal year we have seen indications of a slowdown in our industry due to a resetting of priorities at customer procurement agencies resulting in delays in shipments of certain of our products, therefore, at this point, we expect the sales for the entire 2010 fiscal year to be lower than fiscal 2009 levels.
Cost of Sales. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three separate components: new equipment, overhaul and repair, and spare parts, each of which has progressively better margins. Accordingly, the cost of sales as a percent of sales will be affected by the weighting of these components to the total sales volume. In the first six months of fiscal 2010, the $18.6 million cost of sales as a percent of sales was approximately 62%. In the first six months of fiscal 2009, the $16.6 million cost of sales as a percentage of sales was approximately 58%. The 4% increase in cost of sales as a percentage of sales in the first six months of fiscal 2010 as compared to the same prior year period is discussed below under “Gross Profit”.
Gross Profit. As discussed in the “Cost of Sales” section above, the three components of sales in each of the operating segments have margins reflective of the market. During the last four fiscal years, the gross profit margin on new equipment has been generally in the range of 31% to 35%, with overhaul and repair ranging from 34% to 43% and spare parts ranging from 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins. The overall gross margin was 38% for the first six months of fiscal 2010 as compared to 42% for the first six months of fiscal 2009. We expect to experience this margin compression again in the third quarter of fiscal 2010 with a return to more normalized margins in the fiscal fourth quarter.
Sales of new equipment in the hoist and winch operating segment were higher in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 but the increase in the gross profit due to higher sales volume was offset by an unfavorable performance mix in the cost of new production in the hoist and winch and cargo hook operating segments as well as shipments of products with downward pricing revisions to meet certain competitive market situations and lower sales volume in the weapons handling operating segment.
Overhaul and repair sales increased in the hoist and winch, cargo hook and weapons handling operating segments during the first six months of fiscal 2010 as compared to the same prior year period but the increase in gross profit due to higher sales volume was partially offset by an unfavorable performance mix in both cost and pricing in the hoist and winch operating segment.
Net sales decreases in both the spare parts and engineering services market segments in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009 have also contributed to the lower overall gross margin.

General, administrative and selling expenses. General, administrative and selling expenses for the first six months of fiscal 2010 were $8.7 million as compared to $8.9 million for the first six months of fiscal 2009. The lower general, administrative and selling expenses in the first six months of fiscal 2010 as compared to the same prior year period are the result of lower recruiting, consulting and incentive compensation expenses, partially offset by increased costs previously absorbed by the FCS Program terminated at the beginning of the second quarter of fiscal 2010. In response to the order patterns mentioned in the “New Orders” section below, we initiated certain cost cutting measures in the beginning of fiscal 2010 in an effort to improve operating results for fiscal 2010. These measures involved a net reduction in our headcount of approximately 7% of our work force that we anticipate will result in cost savings of over $1.0 million over plan by the end of fiscal 2010. The personnel reductions were carefully considered and we believe that the headcount reductions will not inhibit our ability to meet the sales volume in fiscal 2010.
Interest expense. The refinancing of our Former Senior Credit Facility was completed in the second quarter of fiscal 2009 (see Senior Credit Facility section below). The decline in the interest rates due to the refinancing coupled with the reduction of our Senior Credit Facility due to required principal payments caused the $0.4 million decrease in interest expense in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.
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
Net Income. We reported net income of $1.0 million in the first six months of fiscal 2010, which included a pretax charge of $0.2 million related to our planned relocation, as compared to net income of $0.9 million in the first six months of fiscal 2009, which included a pretax charge of $0.6 million related to the refinancing of the Company’s debt. Excluding each of such pretax charges, respectively, net income decreased $0.1 million in the first six months of fiscal 2010 as compared to the same prior year period for the reasons discussed herein.
In the fourth quarter of fiscal 2010 we expect to initiate and complete a relocation to a more efficient facility in Whippany, New Jersey. Aside from the actual cost of the physical move to the new location which we estimate to be between $0.8 million and $1.1 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010.
New orders. New orders received during the first six months of fiscal 2010 decreased $6.8 million to $34.6 million, as compared with $41.4 million in the first six months of fiscal 2009. Orders for new equipment in the cargo hook operating segment decreased $10.2 million. The higher orders for new equipment in such operating segment during the prior period was partially the result of a $4.9 million order for the manufacture of the cargo hook for the CH-47F Chinook helicopter received in the first six months of fiscal 2009. Orders for new equipment in the hoist and winch operating segment increased $2.3 million in the first six months of fiscal 2010 as compared to the same period in the prior year. Orders received in the first six months of fiscal 2010 for new equipment in the hoist and winch operating segment include $2.9 million for the system design and development of a recovery winch for a fixed wing aircraft being developed for the U.S. Army and Air Force under the Joint Cargo Aircraft Program, a $2.2 million order relating to the Airbus A400M military transport aircraft and $4.6 million in orders for the A109, A119 and AW139 Programs.
In the first six months of fiscal 2010 as compared to the first six months of fiscal 2009, orders for overhaul and repair increased $2.1 million with new orders in the cargo hook operating segment accounting for $1.6 million of the overhaul and repair increase.
Orders for spare parts decreased $0.8 million and $0.5 million in the cargo hook and weapons handling operating segments, respectively, in the first six months of fiscal 2010 as compared to the same prior year period, but were partially offset by an increase in new orders in the hoist and winch operating segment of $0.5 million. New orders for engineering services remained essentially flat in the first six months of fiscal 2010 as compared to the first six months of fiscal 2009.
Backlog. Backlog at September 27, 2009 was $135.8 million, an increase of $4.8 million from the $131.0 million at March 31, 2009. Increases in backlog are attributable to new orders booked during the fiscal year with offsetting decreases due to previously scheduled shipments. The backlog at September 27, 2009 includes approximately $67.2 million relating to the Airbus A400M military transport aircraft, which per our contract with Airbus is scheduled to commence shipping in late calendar 2009 and continue through 2020. We have received communications from the Airbus program team, however, that indicate that shipments are likely to commence in calendar 2012.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that our customers have committed by contract to purchase from us as of a given date. Approximately $42.5 million of backlog at September 27, 2009 is scheduled for shipment during the next twelve months. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of the outlook for the continued overall growth in our sales. Our book to bill ratio for the first six months of fiscal 2010 was 1.2 as compared to 1.5 for the first six months of fiscal 2009. The decrease in the book to bill ratio was directly related to the lower order intake during the first six months of fiscal 2010, as compared to the first six months of fiscal 2009. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, our backlog may not represent the actual amount of shipments or sales for any future period.
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
During the second quarter of fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33.0 million Senior Credit Facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million. At September 27, 2009, there were $2.4 million in outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $6.6 million in availability under the revolving portion of the Senior Credit Facility. At September 27, 2009, we were in compliance with the provisions of the Senior Credit Facility.
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
In May, 2009 we executed a 10 year lease for a facility in Whippany, New Jersey, which will be better suited to our current and expected needs, and we expect to initiate and complete the relocation to the new site during the fourth quarter of fiscal 2010. The lease agreement calls for monthly rental payments of approximately $67 thousand commencing January 2010 through the fifth anniversary of the fixed rent commencement date and approximately $77 thousand per month from January 2015 through the end of the lease term. While the relocation will require a cash outlay of approximately $5.0 million to outfit the new facility, we expect to continue our debt reduction program with a targeted principal reduction of our Senior Credit Facility in the area of $3.0 million to $4.0 million in fiscal 2010. Aside from the actual cost of the physical move to the new location which is estimated to be between $0.8 million and $1.1 million, we expect the additional costs related to the occupancy of the new facility to be approximately $0.4 million in fiscal 2010 as compared to occupancy costs expensed in fiscal 2009. The occupancy costs associated with the new facility is expected to increase approximately $0.7 million in fiscal 2011 as compared to fiscal 2010.
Our common stock is listed on the NYSE Amex (former American Stock Exchange) under the trading symbol BZC.
Working Capital
Our working capital at September 27, 2009 was $31.8 million, as compared to $32.3 million at March 31, 2009. The ratio of current assets to current liabilities was 2.7 to 1 at September 27, 2009 compared to 2.8 to 1 at March 31, 2009.
The major working capital changes during the first six months of fiscal 2010 resulted from a decrease in accounts receivable of $4.0 million, an increase in inventory of $6.2 million, and a decrease in other current liabilities of $1.3 million. In addition, the revolving portion of our Senior Credit facility increased by $2.4 million and cash and cash equivalents decreased by $1.3 million.
The decrease in accounts receivable reflects collection of amounts due from customers related to the heavy shipments that occurred late in the fourth quarter of fiscal 2009. The increase in inventory is due to delays in new orders, mentioned above, and a focus on having certain common sub-assemblies on hand in anticipation of our relocation to our new facility in Whippany, New Jersey, which we expect to initiate and complete during the fourth quarter of fiscal 2010. We do not foresee the relocation to have any impact on meeting the shipping demands of our customers.
The decrease in other current liabilities is mainly attributable to the amortization of the deferred gain related to the sale of our Union, New Jersey facility in February 2008 and decreases in environmental reserves due to remediation spending. The increase in the revolving portion of our Senior Credit Facility and the decrease in cash and cash equivalents reflect the working capital demands of the Company.
The number of days that sales were outstanding in accounts receivable decreased to 54.9 days at September 27, 2009 from 69.7 days at March 31, 2009 due to the heavy shipments made during the later half of the fourth quarter of fiscal 2009. Inventory turnover increased to 1.63 turns at September 27, 2009 versus 1.55 turns at September 28, 2008. The increase in inventory turns is reflective of the higher cost of sales levels at September 27, 2009 as compared to the same prior year period as discussed in the “Gross Profit” Section above.
Capital Expenditures
Cash paid for our additions to property and equipment was approximately $1.4 million for the first six months of fiscal 2010, compared to $0.9 million for the first six months of fiscal 2009. The majority of the additions to property and equipment for the first six months of fiscal 2010 represent amounts related to the fit-out of the Company’s new facility (See “Liquidity and Capital Resources” above).
Cash paid for capitalized project costs, representing qualification and proto-type units on several programs, were approximately $0.3 million for the first six months of fiscal 2010 and $0.4 million for the first six months of fiscal 2009. Capitalized project costs will be amortized on a per unit basis based on the shipping schedule. Capitalized project costs budgeted in fiscal 2010 total approximately $2.3 million.
Senior Credit Facility

On August 28, 2008, we refinanced and paid in full our Former Senior Credit Facility (as defined below) with a new 60 month, $33.0 million senior credit facility consisting of a $10.0 million revolving line of credit and term loans totaling $23.0 million (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of fiscal 2009, we recorded a pre-tax charge of $0.6 million consisting of $0.2 million for the write-off of unamortized debt issue costs and $0.4 million for the payment of a pre-payment premium. The term loan requires quarterly principal payments of approximately $0.8 million over the term of the loan with the remainder of the term loan due at maturity. Accordingly, the balance sheet reflects $3.3 million of current maturities due under the term loan of the Senior Credit Facility as of September 27, 2009.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus, in each case, applicable margins based on our leverage ratio, which is equal to our consolidated total debt, calculated at the end of each fiscal quarter, to consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges to net income, interest expense and income tax expense minus charges related to the refinancing of debt minus non-cash credits to net income) calculated at the end of such quarter for the four quarters then ended. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus .50%. The applicable margins for the Base Rate based borrowings are between 0% and .75%. The applicable margins for LIBOR based borrowings are between 1.25% and 2.25%. At September 27, 2009, the Senior Credit Facility had a blended interest rate of 3.4%, all tied to LIBOR, except for $0.8 million which was tied to the Prime Rate. In addition, we are required to pay a commitment fee of .375% on the average daily unused portion of the revolving portion of the Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year of the aggregate amount of the term loan, which is discussed below.
The Senior Credit Facility is secured by all our assets and allows us to issue letters of credit against the total borrowing capacity of the facility. At September 27, 2009, under the revolving portion of the Senior Credit Facility, there was $2.4 million in outstanding borrowings, $1.0 million in outstanding (standby) letters of credit, and $6.6 million in availability. At September 27, 2009, we were in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap— The Senior Credit Facility requires us to enter into an interest rate swap for a term of at least three years in an amount not less than 50% for the first two years and 35% for the third year in each case, of the aggregate amount of the term loan. The interest rate swap, a type of derivative financial instrument, is used to manage interest costs and minimize the effects of interest rate fluctuations on cash flows associated with the term portion of the Senior Credit Facility. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments to hedge against interest rate changes on the term portion of our Senior Credit Facility, as required by the loan agreement executed as part of the Senior Credit Facility. The net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and will be reflected as an adjustment to interest expense in the period incurred. No gain or loss relating to the interest rate swap was recognized in earnings during the six three months of fiscal 2010.
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

Tax Benefits from Net Operating Losses
At September 27, 2009, we have federal and state net operating loss carry forwards, or NOLs, of approximately $18.4 million and $33.2 million, respectively, which are due to expire in fiscal 2022 through fiscal 2025 and fiscal 2010 through fiscal 2012, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. The state NOL due to expire in fiscal 2010 is approximately $18.2 million. A valuation allowance of $1.6 million has been established relating to the state NOL, as it is our belief, that it is more likely than not that a portion of the state NOLs are not realizable. Failure to achieve sufficient taxable income to utilize the NOLs would require the recording of an additional valuation allowance against the deferred tax assets.
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
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of our contractual cash obligations for the next several fiscal years as of September 27, 2009 (in thousands):
Payments Due By Period

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$19,715	$3,286	$6,572	$9,857	$—
Estimated interest payments on long-term debt (b)	1,714	601	868	245	—
Operating leases (c)	8,841	736	1,666	1,616	4,823
Purchase Obligations (d)	3,568	3,568	—	—	—

Total	$33,838	$8,191	$9,106	$11,718	$4,823

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 7 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.4%, the Company’s blended interest rate at September 27, 2009.

(c)	Included is an $8.7 million lease obligation for our new facility in Whippany, New Jersey. We expect to initiate and complete the relocation to this facility in the fourth quarter of fiscal 2010. See Liquidity and Capital Resources included elsewhere in this Report for lease terms.

(d)	Obligations for capital equipment and fit-out of the facility for our new location in Whippany, New Jersey.

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
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. In calculating the net present value (where appropriate) of those costs expected to be incurred in the future, we used a discount rate of 4.15%, which is the 20 year Treasury Bill rate at the end of the fiscal second quarter and represents the risk free rate for the 20 years those costs are expected to be paid. We believe that the application of this rate produces a result which approximates the amount that would hypothetically satisfy our liability in an arms-length transaction. Based on the above, we estimate the current range of undiscounted cost for remediation and monitoring to be between $5.4 million and $9.4 million with an undiscounted amount of 6.3 million to be most probable. Current estimates for expenditures for each of the five succeeding fiscal years are $1.7 million, $0.6 million, $1.1 million, $0.6 million, and $0.5 million, respectively, with $1.8 million payable thereafter. Of the total undiscounted costs, we estimate that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
We estimate that the potential cost for implementing corrective action at nine of these sites will not exceed $0.5 million in the aggregate, payable over the next several years, and has provided for the estimated costs, without discounting for present value, in our accrual for environmental liabilities. In the first quarter of fiscal 2003, we entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which we have developed a remediation plan for review and approval by the New York Department of

Environmental Conservation. Based upon the characterization work performed to date, we have accrued estimated costs of approximately $1.3 million without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan we presented during the fourth quarter of fiscal 2000 for a portion of a site in Pennsylvania which continues to be owned by us, although the related business has been sold, was approved during the third quarter of fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999. Pursuant to the Consent Order, upon its execution we paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of fiscal 2004. We are also administering an agreed settlement with the Federal government, concluded in the first quarter of fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. We also concluded an agreement in the first quarter of fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At September 27, 2009 the cleanup reserve was $2.3 million based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $0.4 million. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3.2 million. We expect that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
Recently Issued Accounting Standards
In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, we adopted these provisions of FASB ASC Topic 855 on April 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial position, results of operations or cash flows. However, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events. See Note 12, Subsequent Events, for this additional disclosure.
In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, which is intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities and additional guidelines for estimating fair value in accordance with additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. This guidance is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this pronouncement did not have a material effect on our financial position, results of operations, or cash flows.
In March 2008, the FASB issued guidance now codified as FASB ASC Topic 815, “Derivatives and Hedging”, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This pronouncement is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of this pronouncement did not have a material effect on our financial position, results of operations, or cash flows.
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This pronouncement is effective for fiscal years beginning after December 15, 2008. The adoption of these provisions did not have a material effect on our financial position, results of operations, or cash flows.
In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805, “Business Combinations”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This pronouncement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the fiscal year in which the guidance is initially adopted. The adoption of the provisions in this pronouncement would have an impact on the presentation and disclosure of the noncontrolling interest of any non wholly owned businesses acquired in the future.
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
At September 27, 2009, $21.3 million of the Senior Credit Facility was tied to LIBOR and, as such, a 1% increase or decrease will have the effect of increasing or decreasing annual interest expense by approximately $0.1 million based on the amount outstanding under the facility at September 27, 2009.
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
As of September 27, 2009, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
(a) The Company held its Annual Meeting of Shareholders on July 29, 2009. As of June 11, 2009, the record date for determining the holders eligible to vote at the Annual Meeting, there were 9,364,513 shares of Common Stock outstanding.
(b) The following matters were voted upon at the meeting:
(i) The first item considered was the election of the directors of the Company to serve until the next Annual Meeting of Shareholders and the election of successors. The results of the voting were as follows:

Director Nominee	Votes For	Withheld

William H. Alderman	7,822,699	214,770
Charles W. Grigg	7,803,812	233,657
Jay R. Harris	7,821,391	216,078
William J. Recker	7,816,162	221,307
Russell M. Sarachek	8,012,238	25,231
William M. Shockley	7,798,974	238,495
Frederick Wasserman	6,786,907	1,250,562
Robert L.G. White	7,821,324	216,145
     (ii) The second item considered was the ratification of the Audit Committee’s selection of Margolis & Company P.C. (“Margolis”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2010, which was approved with 8,034,645 shares voted in favor of such proposal, 360 shares voted against such proposal, and holders of 2,464 shares abstained.
As disclosed on a Form 8-K previously filed with the SEC by the Company on September 1, 2009, the Company was notified that Margolis planned to combine its practice with the accounting firm of Marcum LLP (“Marcum”) effective September 1, 2009 (“the Combination”). In anticipation of the Combination, Margolis resigned as the Company’s independent registered public accounting firm effective September 1, 2009.
On September 1, 2009, Marcum was formally engaged as the Company’s new independent public accounting firm to audit the Company’s financial statements for the fiscal year ending March 31, 2010. The decision to retain Marcum as the Company’s independent public accounting firm following the Combination was recommended and approved by the Audit Committee of the Board of Directors of the Company.
Item 5. Other Information
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: October 29, 2009	By:	/s/ Joseph F. Spanier
Joseph F. Spanier, Executive Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.