Form 10-Q
period 2009-12-27
BREEZE-EASTERN CORP
filed 2010-02-05
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7872

BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of	95-4062211
incorporation or organization)	(I.R.S. employer
700 Liberty Avenue	identification no.)
Union, New Jersey	07083
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of January 22, 2010, the total number of outstanding shares of registrant’s one class of common stock was 9,400,244.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited condensed consolidated Statement of Consolidated Operations for the period ended December 27, 2009 are not necessarily indicative of the results to be expected for the entire Fiscal year. The following unaudited condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2009.
When the Company refers to its Fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the Fiscal year ended on March 31st of that year. Thus the Company is currently operating in its Fiscal year 2010, which commenced on April 1, 2009. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s Fiscal years.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
	December 27, 2009	March 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,528	$2,667
Accounts receivable (net of allowance for doubtful accounts of $151 at December 27, 2009 and $30 at March 31, 2009)	14,637	20,238
Inventories	25,739	19,635
Prepaid expenses and other current assets	886	377
Deferred income taxes	6,539	6,988

Total current assets	50,329	49,905

PROPERTY:
Property and equipment	18,584	13,230
Less accumulated depreciation and amortization	10,332	9,371

Property – net	8,252	3,859

OTHER ASSETS:
Deferred income taxes	9,880	11,114
Goodwill	402	402
Real estate held for sale	4,000	4,000
Other	7,762	7,425

Total other assets	22,044	22,941

TOTAL ASSETS	$80,625	$76,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$2,700	$—
Current portion of long-term debt	3,286	3,286
Accounts payable – trade	6,557	6,311
Accrued compensation	2,276	2,144
Accrued income taxes	415	253
Other current liabilities	4,085	5,589

Total current liabilities	19,319	17,583

LONG-TERM DEBT, NET OF CURRENT PORTION	15,607	18,071
OTHER LONG-TERM LIABILITIES	9,113	7,724
COMMITMENTS AND CONTINGENCIES (Note 12)	—	—

TOTAL LIABILITIES	44,039	43,378

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 14,700,000 shares of $.01 par value; issued, 9,813,097 at December 27, 2009 and 9,778,097 at March 31, 2009	98	98
Additional paid-in capital	94,310	93,778
Accumulated deficit	(50,951)	(53,820)
Accumulated other comprehensive loss	(166)	(25)

	43,291	40,031
Less treasury stock, at cost – 412,853 at December 27, 2009 and 412,731 at March 31, 2009	(6,705)	(6,704)

Total stockholders’ equity	36,586	33,327

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$80,625	$76,705

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Net sales	$21,168	$23,527	$50,938	$52,002
Cost of sales	13,159	14,175	31,732	30,758

Gross profit	8,009	9,352	19,206	21,244

Selling, general, and administrative expenses	4,549	4,744	13,275	13,607
Relocation expense	14	—	203	—

Operating income	3,446	4,608	5,728	7,637

Interest expense	186	305	595	1,129
Other expense – net	58	45	186	133
Loss on debt extinguishment	—	—	—	551

Income before incomes taxes	3,202	4,258	4,947	5,824

Income tax provision	1,345	1,788	2,078	2,446

Net income	$1,857	$2,470	$2,869	$3,378

Earnings per common share:
Basic net income per share:	$0.20	$0.26	$0.31	$0.36
Diluted net income per share:	0.20	0.26	0.31	0.36

Weighted-average basic shares outstanding	9,400,000	9,365,000	9,385,000	9,351,000
Weighted-average diluted shares outstanding	9,404,000	9,398,000	9,393,000	9,407,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine Months Ended
	December 27, 2009	December 28, 2008

Cash flows from operating activities:
Net income	$2,869	$3,378
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off unamortized loan fees	—	223
Depreciation and amortization	1,206	1,038
Non-cash interest expense, net	17	63
Stock based compensation	532	500
Provision for losses on accounts receivable	121	4
Deferred taxes-net	1,786	2,051

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	5,480	1,162
(Increase) decrease in inventories	(6,104)	(4,387)
(Increase) decrease in other assets	(738)	(74)
(Decrease) increase in accounts payable	(987)	2,347
Increase (decrease) in accrued compensation	132	(466)
Increase (decrease) in accrued income taxes	162	(37)
(Decrease) increase in other liabilities	(380)	(1,482)

Net cash provided by (used in)operating activities	$4,096	$4,320

Cash flows from investing activities:
Capital expenditures	$(3,625)	$(1,416)
Capitalized project costs	(846)	(823)

Net cash provided by (used in) investing activities	$(4,471)	$(2,239)

Cash flows from financing activities:
Payments on long-term debt	$(2,464)	$(23,727)
Proceeds from long-term debt and borrowings	—	23,000
Net borrowings (repayments) of other debt	2,700	(520)
Payment of debt issue costs	—	(513)
Exercise of stock options	—	7

Net cash provided by (used in) financing activities	$236	$(1,753)

(Decrease) increase in cash	$(139)	$328
Cash at beginning of period	2,667	1,876

Cash at end of period	$2,528	$2,204

Supplemental information:
Interest payments	$585	$1,025
Income tax payments	127	438
See notes to condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 1. Financial Presentation
The following unaudited, condensed Statements of Consolidated Operations, Consolidated Balance Sheets, and Statements of Consolidated Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.
NOTE 2. Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing as well as the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Basic Earnings per Common Share:
Weighted-average common stock outstanding for basic earnings per share calculation	9,400,000	9,365,000	9,385,000	9,351,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,400,000	9,365,000	9,385,000	9,351,000
Stock options (a)	4,000	33,000	8,000	56,000

Weighted-average common stock outstanding for diluted earnings per share calculation	9,404,000	9,398,000	9,393,000	9,407,000

(a)	During the three and nine month periods ended December 27, 2009, options to purchase 493,000 and 456,000 shares of common stock, respectively, and during the three and nine month periods ended December 28, 2008, options to purchase 311,000 and 213,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method and records such expense in its consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three and nine month periods ended December 27, 2009 includes stock-based compensation expense of $102 net of tax, or $0.01 per diluted share, and $309 net of tax, or $0.03 per diluted share, respectively. Net income for the three and nine month periods ended December 28, 2008 includes stock-based compensation

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
expense of $103 net of tax, or $0.01 per diluted share, and $290 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in general, administrative, and selling expenses.
The Company’s current stock-based compensation plans are the Amended and Restated 1992 Long Term Incentive Plan (the “1992 Plan”), the 1999 Long Term Incentive Plan (the “1999 Plan”), the 2004 Long Term Incentive Plan (the “2004 Plan”), and the 2006 Long Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, there remain outstanding unexercised options granted in Fiscal years 2001, 2004, 2006 and 2008. The 1992 Plan expired in September 2002, and no further grants or awards may be made under this plan. There remain outstanding unexercised options granted in Fiscal year 2002 under the 1992 Plan.
Under each of the 1992, 1999, 2004, and 2006 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Prior to May 1999, options granted to officers and employees and all options granted to non-employee directors expired if not exercised on or before five years after the date of the grant. Beginning in May 1999, options granted to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. In certain circumstances, including a change of control of the Company as defined in the various Plans, option vesting may be accelerated.
The Black-Scholes weighted-average value per option granted in Fiscal 2010 on August 17, 2009 and June 22, 2009, were $2.55 and $2.63, respectively, and in Fiscal 2009 on July 21, 2008 was $4.52. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2010 and Fiscal 2009. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	August 17, 2009	June 22, 2009	July 21, 2009
Dividend yield	0.0%	0.0%	0.0%
Volatility	34.0%	34.0%	33.5%
Risk-free interest rate	3.2%	3.4%	3.6%
Expected option term (years)	7.0	7.0	7.0

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2009	454,911	$28	6	$10.00
Granted	186,000	—	—	6.12
Exercised	—	—	—	—
Canceled or expired	(26,000)	—	—	19.38

Outstanding at December 27, 2009	614,911	11	7	8.43

Options exercisable at December 27, 2009	350,577	11	5	9.08
Unvested options expected to become exercisable after December 27, 2009	264,334	—	9	7.58
Shares available for future option grants at December 27, 2009 (a)	200,214

(a)	May be decreased by restricted stock grants.
No options were exercised during the first nine months of Fiscal 2010. Pursuant to the terms of an employment agreement between the Company and Michael Harlan, Jr., President and Chief Executive Officer of the Company, the Company awarded Mr. Harlan an option to purchase 100,000 shares of the Company’s common stock effective August 17, 2009, as reported in the Company’s Current Report on Form 8-K filed on August 19, 2009.
During the first nine months of Fiscal 2010 and Fiscal 2009, stock option compensation expense recorded in general, administrative, and selling expenses was $317 and $300, respectively, before taxes of $133 and $126, respectively. As of December 27, 2009, there was $678 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004, and 2006 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
A summary of restricted stock award activity under all plans follows:

		Weighted –
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at March 31, 2009	31,904	$10.80
Granted	35,000	6.00
Vested	(25,624)	10.65
Cancelled	(—)	—

Non-vested at December 27, 2009	41,280	6.82

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of distribution. Restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award.
Restricted stock awards granted to non-employee directors contain the possibility of forfeiture lapses after one year and transfer restrictions lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first nine months of Fiscal 2010 and Fiscal 2009, compensation expense related to restricted stock awards recorded in general, administrative, and selling expenses was $215 and $200, respectively, before taxes of $90 and $84, respectively. As of December 27, 2009, there was approximately $165 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.
NOTE 4. Inventories
Inventories are summarized as follows:

$ Thousands	December 27, 2009	March 31, 2009
Finished goods	$1,259	$—
Work in process	8,794	4,742
Purchased and manufactured parts	15,686	14,893

Total	$25,739	$19,635

NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three and nine-month periods ended December 27, 2009 was $376 and $1,105, respectively, and for the three and nine-month periods ended December 28, 2008 was $309 and $958, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
The Company classified a property currently under a sales contract in Glen Head, New York as held for sale in non-current assets. The sale is expected to conclude upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. See Note 10 for discussion of environmental matters related to this site.
Average useful lives for property and equipment follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
NOTE 6. Product Warranty Costs
Products carry a one-year warranty, and the Company establishes a warranty liability using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine-month period ended December 27, 2009 are summarized as follows:

$ Thousands
Balance at March 31, 2009	$238
Warranty costs incurred	(90)
Change in estimates to pre-existing warranties	5
Product warranty accrual	33

Balance at December 27, 2009	$186

NOTE 7. Income Taxes
Income taxes for the three and nine-month periods ended December 27, 2009 were computed using the effective tax rate estimated to be applicable for the full Fiscal year, which is subject to ongoing review and evaluation by management.
At December 27, 2009, the Company has federal net operating loss carry forwards (“NOLs”) of $14,204 that expire in Fiscal 2022 through Fiscal 2025 and state NOLs of $30,009 that expire in Fiscal 2010 through Fiscal 2012. The state NOL due to expire in Fiscal 2010 is $18,184. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate federal and state income taxes payable. Valuation allowances for the state NOL are $1,636 because it is more-likely-than-not that this portion will not be realized, and $265 is related to a European receivable.
At December 27, 2009, the current deferred tax assets are $6,539, and non-current deferred tax assets are $9,880. If the Company does not generate adequate future taxable earnings, some or all of the deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact realizing the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets.
Section 382 of the Internal Revenue Code of 1986 as amended (“IRC Section 382”) defines an “ownership change” and in the event of an “ownership change” significantly limits the annual pre-ownership NOL that may be applied post-ownership. The post-ownership NOL limit is calculated by multiplying a corporation’s stock value immediately before an ownership change by the long-term tax-exempt rate published by the Internal Revenue Service. Generally, an ownership change occurs when the aggregate percentage increase in stock-value ownership of that corporation by one or more 5% shareholders (including specified groups of shareholders that together own at

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
least 5% of that corporation’s stock) exceeds 50 percentage points over a three-year testing period. The Company believes that it has not had an ownership change over the most-recent three-year testing period that would cause the Company’s NOLs to be subject to the IRC Section 382 limitation. With the Company’s current ownership structure, however, a new 5% shareholder could result in the Company’s NOLs being subject to the IRC Section 382 limitation.
On April 1, 2007,the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”), codified as ASC 740, formerly FASB interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, that required recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority more-likely-than-not would sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater-than-50-percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At December 27, 2009, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during Fiscal 2010.
NOTE 8. Long-Term Debt
Long-term debt, including current maturities, consists of the following:

$ Thousands	December 27, 2009	March 31, 2009
Senior Credit Facility	$18,893	$21,357
Less current maturities	3,286	3,286

Total long-term debt	$15,607	$18,071

Senior Credit Facility - On August 28, 2008, the Company refinanced and paid in full its Former Senior Credit Facility (as defined below) with a new 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (“Revolver”) and term loans totaling $23,000 (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of Fiscal 2009, the Company recorded a pre-tax charge of $551 consisting of $231 to write-off unamortized debt issue costs and $320 for a pre-payment penalty. The term loan requires a quarterly principal payment of $821 over the life of the loan with the $6,571 remainder due at maturity. Accordingly, the balance sheet reflects $3,286 of term loan current maturities under the Senior Credit Facility as of December 27, 2009.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At December 27, 2009, the Senior Credit Facility had a blended interest rate of 3.3%, for debt of $21,300 tied to LIBOR and for debt of $293 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At December 27, 2009, there were $2,700 in outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $6,349 in availability. The

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio which is not permitted to be less than 1.25 to 1.0 and a leverage ratio (as defined above) which is not permitted to be more than 2.5 to 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At December 27, 2009, the Company was in compliance with the provisions of the Senior Credit Facility.
Interest Rate Swap - The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first nine months of Fiscal 2010.
Former Senior Credit Facility - At the time of the refinancing, the Company had a $50,000 senior credit facility consisting of a $10,000 revolving credit facility, and two term loans of $20,000 each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $238, an additional quarterly principal payment of $50, and certain mandatory prepayment provisions linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. The Company did not have a mandatory prepayment under the Former Senior Credit Facility for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the February 2008 sale of its headquarters facility and plant in Union, New Jersey. The Former Senior Credit Facility was secured by all of the Company’s assets.
NOTE 9. Fair Value Measurements+
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2-Inputs other than quoted prices in active markets for identical assets or liabilities that are observable wither directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3-Unobservable inputs for the asset or liability, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
The carrying amount reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving portion of the Senior Credit Facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the long-term debt was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
The carrying amounts and fair value of the Company’s financial instruments are presented below as of December 27, 2009:

$ Thousands	Carrying Amount	Fair Value
Long-term debt	$18,893	$18,893
Interest rate swap liability included in other long term liabilities (Level 2)	245	245
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $195 and $626, respectively, for the three and nine-month periods ended December 27, 2009 and $201 and $647, respectively, for the three and nine-month periods ended December 28, 2008.
The Company provides contractual postretirement benefits to certain union employees and funds these obligations on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits transferring vested unfunded pension obligations for retired and former employees; thus, legal responsibility for the pension plan that related to the sold business (the “Pension Plan”) remained with the Selling Company. At the time of and subsequent to the sale, that pension liability was based on the projected benefit obligation, which was the same as the accumulated benefit obligation since future compensation levels will not affect the level of pension benefits. Barnes, The Company, and the Selling Company entered into an agreement where Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has an asset equal to the benefit obligation for the Pension Plan of $3,669 at December 27, 2009 and $3,365 at March 31, 2009. This liability is classified as other long-term liabilities and the asset is included in other long-term assets and is restricted in use to satisfy the legal liability associated with the Pension Plan.
The net periodic pension cost is based on estimated values provided by independent actuaries at the measurement date of December 31. The following tables provide the components of the net periodic benefit cost:

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
$Thousands	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Components of net periodic benefit costs:
Interest Cost	$9	$11	$27	$34

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$9	$11	$27	$34

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Components of net periodic benefit costs:
Interest Cost	$101	$98	$197	$206

Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$101	$98	$197	$206

NOTE 11. New Accounting Standards
In June 2009, the FASB issued the FASB Accounting Standards Codification, codified as ASC 105, “Generally Accepted Accounting Principles”, formerly SFAS No. 168, as the single source of authoritative nongovernmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to U.S. GAAP by providing all authoritative literature related to a particular topic in one place. ASC 105 supersedes all existing accounting standard documents and considers all other accounting literature not included in the FASB Codification as non-authoritative. The Codification also superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105 is effective for interim and annual periods ending after September 15, 2009 and, accordingly, is effective for the Company’s current Fiscal reporting period. Adopting this guidance did not have an impact on the Company’s condensed consolidated financial statements, but will impact the Company’s financial disclosures by eliminating pre-codification nomenclature.
In May 2009, the FASB issued guidance, codified as ASC 855, “Subsequent Events,”, formerly SFAS No. 165, which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim or Fiscal periods ending after June 15, 2009. Accordingly, the Company adopted ASC 855 on April 1, 2009. Adopting this guidance did not have a material impact on the Company’s condensed consolidated financial statements but resulted in additional disclosures. See Note 14, Subsequent Events.
In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures” , formerly three FASB Staff Positions (“FSP”) — FSP No. 157-4, FSP No. 157, and FSP No. 115-2, intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for Fiscal years and interim periods ended

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
after June 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
In March 2008, the FASB issued ASC 815, “Derivatives and Hedging”, formerly FAS No. 161, which requires enhanced disclosures about an entity’s derivative and hedging activities to improve financial reporting transparency. This guidance is effective for Fiscal years and interim periods beginning after November 15, 2008. Adopting this guidance did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued ASC 805, “Business Combinations”, formerly SFAS No. 141 (Revised 2007), which significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, research and development assets and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. This guidance is effective for Fiscal years beginning after December 15, 2008. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued ASC 810, “Consolidations”, formerly SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance is effective for Fiscal years and interim periods within those Fiscal years, beginning on or after December 15, 2008 and shall be applied prospectively as of the beginning of the Fiscal year in which the guidance is initially adopted. Adopting this guidance will have an impact on the presentation and disclosure of the noncontrolling interest of any non-wholly-owned businesses acquired in the future.
NOTE 12. Contingencies
Environmental Matters. The Company evaluates its exposure to environmental liabilities using a financial risk assessment methodology, including a system of internal environmental audits and tests, and outside consultants. This risk assessment includes identifying risk events/issues, including potential environmental contamination at Company and off-site facilities; characterizing risk issues in terms of likelihood, consequences, and costs, including the year(s) when these costs could be incurred; analyzing risks using statistical techniques; and, constructing risk cost profiles for each site. From this analysis, the Company prepares remediation cost estimates and develops project budgets from third party contractors. Although the Company takes great care in these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors. These factors include changes to government regulations or laws, changes in local construction costs and the availability of personnel and materials, unforeseen remediation requirements that are not apparent until the work actually commences, as well as other similar uncertainties. The Company does not reduce its environmental liability by any unasserted claims that it might have against other parties, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements. The Company has also not reduced its environmental liability by any future claims against insurance carriers that it might have. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Environmental remediation and monitoring activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company calculated the net present value (where appropriate) of environmental costs expected to be incurred in the future based on a discount rate of 4.53%, which is the 20 year Treasury Bill rate at the end of

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
the Fiscal 2010 third quarter and represents the risk free rate for the 20 years those costs are expected to be paid. Based on the above, the Company estimates the current range of undiscounted cost for environmental remediation and monitoring to be between $5,400 and $9,400 with an undiscounted amount of $6,300 to be most probable. The Company believes these values approximate the amount that would hypothetically satisfy the Company’s liability in an arms-length transaction. Current estimates for expenditures for each of the five succeeding Fiscal years are $1,300, $900, $1,100, $600, and $500, respectively, with $1,800 payable thereafter. Of the total undiscounted costs, the Company estimates that approximately 50% will relate to remediation activities and that 50% will be associated with monitoring activities.
The Company estimates the potential combined cost payable over the next several years for implementing corrective action at nine of the eleven sites will not exceed $500, and recorded this amount without discounting for present value in its accrual for environmental liabilities. In the first quarter of Fiscal 2003, the Company entered into a consent order for a former facility in New York, which is currently subject to a contract for sale, pursuant to which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. Based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $1,315 without discounting for present value. The amounts and timing of such payments are subject to the approved remediation plan.
The environmental cleanup plan the Company presented during the fourth quarter of Fiscal 2000 for a portion of a site in Pennsylvania that continues to be owned by the Company, although the related business has been sold, was approved during the third quarter of Fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in Fiscal 1999. Pursuant to the Consent Order, upon its execution the Company paid $200 for past costs, future oversight expenses, and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $200 paid in Fiscal 2001. A second Consent Order was concluded with PaDEP in the third quarter of Fiscal 2001 for another portion of the site, and a third Consent Order for the remainder of the site was concluded in the third quarter of Fiscal 2003 (the “2003 Consent Order”). An environmental cleanup plan for the portion of the site covered by the 2003 Consent Order was presented during the second quarter of Fiscal 2004. The Company is also administering an agreed settlement with the Federal government, concluded in the first quarter of Fiscal 2000, under which the government pays 50% of the direct and indirect environmental response costs associated with a portion of the site. The Company also concluded an agreement in the first quarter of Fiscal 2006, under which the Federal government paid an amount equal to 45% of the estimated environmental response costs associated with another portion of the site. No future payments are due under this second agreement. At December 27, 2009 the cleanup reserve was $2,211 based on the net present value of future expected cleanup and monitoring costs and is net of expected reimbursement by the Federal Government of $447. The aggregate undiscounted amount associated with the estimated environmental response costs for the site in Pennsylvania is $3,593. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, for which we have reserves, could extend for up to thirty years.
In addition, the Company is named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities. Such properties relate to businesses which have been sold or discontinued. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $100 without discounting for present value and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
Litigation. The Company is also engaged in various other legal proceedings incidental to its business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
material effect on the consolidated financial position, results of operations, or cash flows of the Company in future periods.
NOTE 13. Segment, Geographic Location and Customer Information
The Company has three major operating segments that combine into one reportable segment - sophisticated lifting equipment for specialty aerospace and defense applications. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The production process (assemble, inspect, and test), customers, and product distribution are similar for each operating segment.
Revenues from the three operating segments for the three and nine-month periods ended December 27, 2009 and December 28, 2008 are as follows:

	Three Months Ended		Nine Months Ended
$ Thousands	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Hoist and Winch	$14,463	$14,369	$35,793	$32,065
Cargo Hooks	2,168	4,873	8,140	10,529
Weapons Handling	3,816	3,115	4,622	5,924
Other Sales	721	1,170	2,383	3,484

Total	$21,168	$23,527	$50,938	$52,002

During the three and nine-month periods ended December 27, 2009, net sales to one customer accounted for 22% of total revenues for both the respective periods and a second customer accounted for 18% and 19%, respectively, of total revenues. A third customer accounted for 15% and 19% of total revenues for the respective three and nine- month periods, respectively. For the nine-month period ended December 27, 2009, a fourth customer accounted for 17% of total revenues.
During the three and nine-month periods ended December 28, 2008, net sales as a percentage of total revenues to one customer accounted for 21% and 22%, respectively, a second customer accounted for 16% and 15%, respectively, and a third customer accounted for 12% and 16%, respectively. For the three-month period ended December 28, 2008, a fourth major customer accounted for 12% of total revenues.
Amounts due from two customers accounted for approximately 23% and 19%, respectively, and three customers accounted for approximately 10% each of the total accounts receivable balance at December 27, 2009. Amounts due from two customers accounted for approximately 38% and 19%, respectively, of the total accounts receivable balance at March 31, 2009.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
($ In Thousands Except Share Amounts)
(Unaudited)
Net sales below show the geographic location of customers:

	Three Months Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
$ Thousands	2009	2008	2009	2008

Location:
United States	$14,204	$14,083	$30,179	$32,336
England	1,282	872	1,893	1,693
Italy	1,760	1,465	7,019	4,038
Other European Countries	772	3,193	2,804	5,407
Pacific and Far East	1,113	1,840	3,407	3,447
Other non-United States	2,037	2,074	5,636	5,081

Total	$21,168	$23,527	$50,938	$52,002

NOTE 14. Subsequent Events
In May 2009, the FASB issued ASC 855, “Subsequent Events”, formerly SFAS No. 165, which established general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim or Fiscal periods ending after June 15, 2009. The Company adopted this guidance effective April 1, 2009. The Company evaluated subsequent events for the period from December 27, 2009, the date of these financial statements, through February 5, 2010, the date these financial statements are being filed with the Commission, during which time the following events took place:
Michael Harlan, Jr. was appointed by the Board of Directors to succeed Robert L.G. White as President and Chief Executive Officer, effective January 4, 2010, upon Mr. White’s retirement, as disclosed in the Company’s Current Report on Form 8-K filed on January 7, 2010. In addition, Mr. Harlan was appointed as a Director of the Company to fill the Board seat vacated by Mr. White.
Mark D. Mishler was appointed by the Board of Directors to succeed Joseph F. Spanier as Chief Financial Officer and Treasurer, effective January 6, 2010, upon Mr. Spanier’s retirement, as disclosed in the Company’s Current Report on Form 8-K filed on January 7, 2010. In addition, Mr. Mishler was appointed Senior Vice President of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
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
Forward Looking Statements
Certain statements in this Report constitute “forward-looking statements” within the meaning of the federal securities laws, including information regarding the Company’s Fiscal 2010 financial outlook, future plans, objectives, business prospects, and anticipated financial performance. These forward-looking statements are not statements of historical facts and represent only the company’s current expectations regarding such matters. These statements inherently involve a wide range of known and unknown uncertainties. Actual actions and results could differ materially from what is expressed or implied by these statements. Specific factors that could cause such a difference include, but are not limited to, those set forth below and other important factors disclosed previously and from time to time in the Company’s other filings with the Securities and Exchange Commission. Given these factors, as well as other variables that may affect the Company’s operating results, the user/reader should not rely on forward-looking statements, assume that past financial performance will be a reliable indicator of future performance, nor use historical trends to anticipate results or trends in future periods. The Company expressly disclaims any obligation or intention to provide updates to the forward-looking statements and the estimates and assumptions associated with them. Forward-looking statements are subject to the safe harbors created in the Federal securities laws.
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
General
The Company designs, develops, manufactures, sells, and services sophisticated lifting equipment for specialty aerospace and defense applications. With over 50% of the global market, the Company has long been recognized as the world’s leading designer, manufacturer, service provider, and supplier of performance-critical rescue hoists and cargo hook systems. The Company also manufactures weapons-handling systems, cargo winches, and tie-down equipment. The Company’s products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems. The Company has three major operating segments that combine into one reportable segment. The operating segments are Hoist and Winch, Cargo Hooks, and Weapons Handling. The production process (assemble, inspect, and test), customers, and product distribution are similar for each operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the Fiscal year ended on or ending on March 31 of the indicated year unless otherwise specified.
Results of Operations
Three Months Ended December 27, 2009 Compared with Three Months Ended December 28, 2008

	Three Months Ended		Increase (decrease)
$ Thousands	December 27, 2009	December 28, 2008	$		%

New equipment	$12,425	$12,695	$	(270)	(2.1)
Spare parts	3,005	4,664		(1,659)	(35.6)
Overhaul and repair	5,017	5,159		(142)	(2.8)
Engineering services	721	1,009		(288)	(28.5)

Net sales	21,168	23,527		(2,359)	(10.0)

Cost of sales	13,159	14,175		(1,016)	(7.2)

Gross profit	8,009	9,352		(1,343)	(14.4)

Selling, general, and administrative expenses	4,549	4,744		(195)	(4.1)
Relocation expense	14	—		14	N/A

Operating income	3,446	4,608		(1,162)	(25.2)

Interest expense	186	305		(119)	(39.0)
Net income	$1,857	$2,470	$	(613)	(24.8)
Net Sales. Net sales of $21,168 in the third quarter of Fiscal 2010 decreased by $2,359, or 10.0%, from net sales of $23,527 in the third quarter of Fiscal 2009. The decline was primarily due to $1,659 lower spare parts sales mostly caused by lower cargo hook spare parts and hoist and winch spare parts volume. The decrease in new equipment sales of $270 was primarily due to an unfavorable mix as well as lower volume in cargo hooks, partly offset by higher volume in hoist and winch and weapons handling. The overhaul and repair decrease of $142 was also the result of lower volume.
The engineering services sales decrease of $288 was due to lower weapons handling volume because the U.S. Government terminated the Future Combat Systems (FCS) Program in the second quarter of Fiscal 2010, where the Company was developing a recovery winch. The Company expects that the FCS program cancellation will have a relatively minor impact on its overall Fiscal 2010 operating results. The decrease due to FCS was partly offset by higher volume in other engineering services.
Gross Profit. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has comparatively better margins. During the last four Fiscal years, the average gross profit margin on new equipment has ranged from 31% to 35%, with overhaul and repair between 34% to 43% and spare parts between 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins.
Cost of sales as a percentage of sales also will be affected by the mix of these components in total sales. In the third quarter of Fiscal 2010, the $13,159 cost of sales as a percent of sales was 62.2%. In the third quarter of Fiscal 2009, the $14,175 cost of sales as a percentage of sales was 60.2%. The increase is primarily due to lower sales volume.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Gross profit of $8,009 in the third quarter of Fiscal 2010 was $1,343 lower than the same prior year period due to lower volumes as discussed in sales above, partly offset by better performance in engineering services due to higher costs during the third quarter of Fiscal 2009 associated with a contract to develop a new hoist for a fixed wing aircraft. As a percent of net sales, gross profit was 37.8% in the current quarter, compared with 39.8% in the third quarter of Fiscal 2009. The decrease was primarily due to the lower volume discussed in sales above.
Selling, general and administrative expenses. Selling, general, and administrative (“SG&A”) expenses of $4,549 in the third quarter of Fiscal 2010 decreased by $195, or 4.1%, compared with $4,744 in the third quarter of Fiscal 2009. The lower selling, general, and administrative expenses in the third quarter of Fiscal 2010 as compared with the same prior-year period are the result of expense reduction actions taken during the second quarter of Fiscal 2010 and ongoing expense management partially offset by higher rent expense and an increase in the bad debt reserve.
Relocation expense. The third quarter of Fiscal 2010 includes costs of $14 to relocate to a more modern facility in Whippany, New Jersey. The Company started relocating people and equipment to this facility in December 2009 and expects to complete in the relocation in the fourth quarter of Fiscal 2010. See the Liquidity and Capital Resources discussion below.
Operating income. Operating income of $3,446 in the third quarter of Fiscal 2010 was $1,162, or 25.2%, lower than in the prior- year period primarily due to the effects of lower volume on gross profit.
Interest expense. Interest expense of $186 in the third quarter of Fiscal 2010 was $119 lower than the prior- year period amount of $305 due to lower interest rates. The Company refinanced its Former Senior Credit Facility in the second quarter of Fiscal 2009. See the Senior Credit Facility section below.
Net Income. Net income of $1,857 in the third quarter of Fiscal 2010 was $613 lower, or 24.8%, than $2,470 in the third quarter of Fiscal 2009 due to the lower sales volume impact on gross profit, partly offset by the lower reported SG&A costs discussed above.
New orders. New orders received during the third quarter of Fiscal 2010 totaled $11,915, a decrease of 32.6% compared with $17,671 in the prior year period. Orders for new equipment in hoist and winch decreased by $4,523 and is mainly attributable to large rescue hoist orders received in the third quarter of Fiscal 2009 for the Advanced Light helicopter, EH-101 helicopter, and the H-60 Black Hawk MEDEVAC helicopter. Orders for new equipment in cargo hooks also decreased in the third quarter of Fiscal 2010 compared with the prior year period.
New spare parts orders decreased by $659 in the third quarter of Fiscal 2010 compared with the third quarter of Fiscal 2009, attributable to lower hoist and winch spare parts orders of $450 as well as in cargo hooks and weapons handling spare parts.
Total new orders for overhaul and repair increased by $1,345 in the third quarter of Fiscal 2010 compared with the prior –year period due to higher orders received in the hoist and winch and cargo hook operating segments of $868 and $695, respectively, partly offset by lower new weapons handling orders of $218.
Orders for engineering services decreased by $1,091 in the third quarter of Fiscal 2010 compared with the same period last year mainly due to reversing a previously-scheduled $892 weapons handling order for the FCS Program that the U.S. Government terminated at the beginning of the second quarter of Fiscal 2010.
The Company believes the new order decrease is primarily due to the economic slowdown as helicopter manufacturing customers revised their priorities and postponed their production schedules or lowered their spending patterns which, in turn, produced delays in these customers taking deliveries of the Company’s products. While the economic slowdown continues to impact the market for the Company’s products, the Company has not received any cancellation of orders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Backlog. The Company measures backlog by the amount of products or services that its customers have committed by contract to purchase as of a given date. Backlog varies due to the size and timing of orders as it increases with new orders booked and decreases with shipments during the Fiscal year. The backlog at December 27, 2009 was $126,568, a decrease of $4,420 from the $130,988 at March 31, 2009. Backlog includes $67,200 for the Airbus A400M military transport aircraft that Airbus previously scheduled to ship in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012. At December 27, 2009, backlog of $33,934 is scheduled to ship during the next twelve months.
The book-to-bill ratio is computed by dividing new orders received during a period by the sales for the same period, and a ratio greater than 1.0 potentially indicates continued overall growth in the Company’s sales. The book-to-bill ratio for the third quarter of Fiscal 2010 was 0.6, comparing unfavorably with 0.8 for the third quarter of Fiscal 2009. The decrease was due to a lower order intake during the third quarter of Fiscal 2010 versus the prior- year period. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce the Company’s backlog. Therefore, the backlog information may not represent the actual amount of shipments or sales for any future period.
Nine Months Ended December 27, 2009 Compared with Nine Months Ended December 28, 2008

			Increase
	Nine Months Ended		(decrease)
$ Thousands	December 27, 2009	December 28, 2008	$	%

New equipment	$27,090	$26,441	$649	2.5
Spare parts	8,253	10,351	(2,098)	(20.3)
Overhaul and repair	13,212	12,095	1,117	9.2
Engineering services	2,383	3,115	(732)	(23.5)

Net sales	50,938	52,002	(1,064)	(2.1)

Cost of sales	31,732	30,758	974	3.2

Gross profit	19,206	21,244	(2,038)	(9.6)

Selling, general, and administrative expenses	13,275	13,607	(332)	(2.4)
Relocation expense	203	—	203	N/A

Operating income	5,728	7,637	(1,909)	(25.0)

Interest expense	595	1,129	(534)	(47.3)
Loss on debt extinguishment	—	551	(551)	(100.0)
Net income	$2,869	$3,378	$(509)	(15.1)
Net Sales. Net sales of $50,938 for the first nine months of Fiscal 2010 decreased by $1,064, or 2.1%, from $52,002 in the first nine months of Fiscal 2009. The decline was primarily due to $2,098 lower spare parts sales mostly caused by lower cargo hook volume, partially offset by a favorable mix. The increase in overhaul and repair sales of $1,117 was the result of higher volume. The increase in new equipment sales of $649 was primarily due to higher volume and a favorable mix in new equipment offset by lower volume in cargo hook, and weapons handling.
The $732 decrease in engineering services during the first nine months of Fiscal 2010 compared with the first nine months of Fiscal 2009 is due to lower sales volume in weapons handling from a contract termination in the second quarter of Fiscal 2010. The Company was contracted to design and develop a recovery winch for FCS, and the contract termination will have a relatively minor impact on its overall Fiscal 2010 operating results. The decrease in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
sales volume in the weapons handling operating segment was partially offset by higher sales volume for engineering services.
The timing of U.S. Government awards, availability of U.S. Government funding, and customer product delivery schedules are among the factors that affect revenues. In recent years revenues in the second half of the Fiscal year have generally exceeded revenues in the first half of the Fiscal year, and the Company anticipates this trend would continue in Fiscal 2010 were it not for the Fiscal fourth quarter relocation to a new facility. In the first nine months of the current Fiscal year, the Company has seen an industry slowdown due to US Government procurement agencies resetting priorities resulting in delays in shipments of certain Company products. As a result, the Company expects sales for Fiscal 2010 to be lower than Fiscal 2009 levels. In the fourth quarter of Fiscal 2010, the Company expects lower volume due to the relocation of the office and manufacturing facility. The relocation is discussed further in the Liquidity and Capital Resources section below.
Gross Profit. The three operating segments of hoist and winch, cargo hooks, and weapons handling equipment have generated sales in three components: new equipment, overhaul and repair, and spare parts, each of which has comparatively better margins. During the last four Fiscal years, the gross profit margin on new equipment has ranged from 31% to 35%, with overhaul and repair between 34% to 43%, and spare parts between 66% to 71%. The balance or mix of this activity, in turn, will have an impact on overall gross profit and overall gross profit margins.
Cost of sales as a percentage of sales also will be affected by the mix of these components in the total sales volume. In the first nine months of Fiscal 2010, the $31,732 cost of sales as a percent of sales was 62.3%. In the first nine months of Fiscal 2009, the $30,758 cost of sales as a percentage of sales was 59.1%. This increase is primarily due to lower sales volume.
Gross profit of $19,206 in the first nine months of Fiscal 2010 was $2,038, or $9.6%, lower than the same prior- year period due to lower volume for spare parts as discussed in sales above, partly offset by better performance in engineering services due to higher costs during the first nine months of Fiscal 2009 associated with a contract to develop a new hoist for a fixed wing aircraft. Hoist and winch sales increased during the first nine months of Fiscal 2010 compared with the same prior-year period but this increase in gross profit due to higher sales volume was partially offset by an unfavorable performance mix.
As a percent of net sales, gross profit was 37.7% in the first none months of Fiscal 2010, compared with 40.9% in the first nine months of Fiscal 2009. The decrease was primarily due to lower sales volume for spare parts as discussed in sales above.
Selling, general and administrative expenses. Selling, general, and administrative expenses for the first nine months of Fiscal 2010 were $13,275 compared with $13,607 for the first nine months of Fiscal 2009. The lower SG&A expenses are the result of lower legal, incentive compensation, and recruiting expenses, partially offset by increased environmental, rent expense and an increase in the bad debt reserve.
Relocation expense. The first nine months of Fiscal 2010 includes costs of $203 to relocate to a more modern facility in Whippany, New Jersey. The Company started relocating people and equipment to this facility in December 2009 and expects to complete in the relocation in the fourth quarter of Fiscal 2010. See the Liquidity and Capital Resources discussion below.
Operating income. Operating income of $5,728 for the first nine months of Fiscal 2010 was $1,909, or 25.0%, lower than in the prior year primarily due to the effects of lower volume on gross profit.
Interest expense. The Company refinanced its Former Senior Credit Facility in the second quarter of Fiscal 2009 (see Senior Credit Facility section below). The decline in the interest rates due to the refinancing, and lower debt levels compared with December 28, 2008, produced the $534 decrease in interest expense in the first nine months of Fiscal 2010 compared with the first nine months of Fiscal 2009.
Loss on Debt Extinguishment. In the second quarter of Fiscal 2009, the Company refinanced and paid in full the Former Senior Credit Facility with a new 60-month, $33,000 Senior Credit Facility consisting of a $10,000 revolving credit facility, and term loans totaling $23,000. As a result of this refinancing, the Company recorded a pre-tax charge of $551 consisting of $231 for writing-off unamortized debt issue costs and $320 for a pre-payment penalty.
Net Income. The Company reported net income of $2,869 in the first nine months of Fiscal 2010, which included a pretax charge of $203 related to the Company’s planned relocation, was $509 lower, or 15.1%, than net income of $3,378 in the first nine months of Fiscal 2009, which included a pretax charge of $551 related to the refinancing of the Company’s debt. Excluding these pretax charges in each year, net income decreased by $710 in the first nine months of Fiscal 2010 compared with same prior- year period which is due to the lower sales volume impact on gross profit, partly offset by lower SG&A costs.
New orders. New orders received during the first nine months of Fiscal 2010 decreased by $12,520 to $46,518 compared with $59,038 in the first nine months of Fiscal 2009. Orders for new equipment decreased by $13,362, with new orders for cargo hooks accounting for $9,071 of the decrease, and lower orders in hoist and winch accounting for $2,229 of the decrease. The first nine months of Fiscal 2009 included a $4,941 cargo hook program for the CH-47F Chinook helicopter.
In the first nine months of Fiscal 2010 compared with the first nine months of Fiscal 2009, orders for overhaul and repair increased by $3,429 with new orders for cargo hooks accounting for $2,318 of the increase, and orders for hoist and winch accounting for the remainder.
Orders for spare parts in both cargo hooks and weapons handling equipment decreased by $1,505 during the first nine months of Fiscal 2010 compared with the same prior year period. New orders for engineering services also decreased 1,082 in the first nine months of Fiscal 2010 compared with the first nine months of Fiscal 2009.
The Company believes the new order decrease is primarily due to the economic slowdown as helicopter manufacturing customers revised their priorities and postponed their production schedules or lowered their spending patterns which, in turn, produced delays in these customers taking deliveries of the Company’s products. While the economic slowdown continues to impact the market for the Company’s products, the Company has not received any cancellation of orders.
Backlog
The book to bill ratio for the first nine months of Fiscal 2010 was 0.9 compared with 1.1 for the first nine months of Fiscal 2009 due to a lower order intake during the first nine months of Fiscal 2010. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce the Company’s backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
The Company’s principal sources of liquidity are cash on hand, cash generated from operations, and the Senior Credit Facility. Liquidity requirements depend on a number of factors, many of which are beyond the Company’s control, such as production timing under contracts with the U.S. Government. The Company’s working capital needs fluctuate due to changes in aerospace program status and related customer payment timing. Sales generally occur from individual purchase orders, making liquidity requirements fluctuate with order timing and volume. Cash

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
to be used in Fiscal 2010 for capital expenditures, relocation to a new facility, and capitalized project costs for engineering are expected to be $8,000 – $9,000.
Based on cash on hand, expected future operating cash flows, and the Senior Credit Facility, the Company expects to have sufficient cash to meet its requirements for the next twelve months.
During the second quarter of Fiscal 2009, the Company refinanced and paid in full the Former Senior Credit Facility with a new 60 month, $33,000 Senior Credit Facility consisting of a $10,000 revolving line of credit and term loans totaling $23,000 million. At December 27, 2009, there was $2,700 in outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $6,349 in availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio which is not permitted to be less than 1.25 to 1.0 and a leverage ratio which is not permitted to be more than 2.5 to 1.0. At December 27, 2009, the Company was in compliance with the provisions of the Senior Credit Facility.
The Company expects to continue its debt reduction program with a principal reduction of its Senior Credit Facility term loan of $3,286 each year.
Headquarters and Manufacturing Relocation. In February, 2008, the Company sold its headquarters and manufacturing facility in Union, New Jersey for $10,500. The net proceeds of $9,800 reduced the Former Senior Credit Facility. The sale agreement permitted the Company to lease the facility for up to two years after closing, pending relocation to a new site. This lease has been accounted for as an operating lease. The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6,800, and a deferred gain of approximately $1,700 which will be amortized over the life of the lease as a reduction to rent expense, of $74 per month.
In May, 2009 the Company executed a 10-year lease for a facility in Whippany, New Jersey that will be better suited to its current and expected future needs. The Company began the physical move in December 2009 and expects to complete the relocation to the new site during the fourth quarter of Fiscal 2010. The lease agreement calls for monthly rental payments of $67 commencing January 2010 through December 2014 and $77 per month from January 2015 through the end of the lease term. The relocation will require a cash outlay of approximately $9,000 to relocate and outfit the new facility including the estimated physical move cost of $1,000 – $1,200.
The Company’s common stock is listed on the NYSE Amex under the trading symbol BZC.
Working Capital
Working capital at December 27, 2009 was $31,010, compared with $32,322 at March 31, 2009. The ratio of current assets to current liabilities was 2.6 to 1 at December 27, 2009 versus 2.8 to 1 at March 31, 2009. Management has initiated actions to reduce working capital further and expects this ratio will continue to decrease..
The major working capital changes during the first nine months of Fiscal 2010 resulted from a decrease in accounts receivable of $5,601, an increase in inventories of $6,104, an increase in prepaid and other current assets of $509, and a decrease in deferred tax assets of $449. In addition, other current liabilities decreased by $1,504, and the revolving portion of the Senior Credit facility increased by $2,700.
The decrease in accounts receivable reflects collection of amounts due from customers related to strong shipments late in the fourth quarter of Fiscal 2009. The increase in inventory is due to delays in new orders, mentioned above, and building common sub-assemblies in advance to meet the shipping requirements of customers during the relocation to the new facility. The increase in prepaid and other current assets is due to a deposit on furniture for the new facility, and the decrease in current deferred tax assets reflects the expected utilization of the NOL’s.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
The decrease in other current liabilities is mainly attributable to amortizing the deferred gain on the sale-leaseback, decreases in environmental reserves due to remediation spending, and a decrease to a product liability reserve. The increase in the revolving portion of the Senior Credit Facility reflects the working capital demands of the Company.
The number of days of sales outstanding in accounts receivable decreased to 53.6 days at December 27, 2009 from 59.6 days at March 31, 2009 (the calculation, which is on a comparable basis to the 53.6 days, changed since the Form 10-K filing) due to the heavy shipments made during the later half of the fourth quarter of Fiscal 2009. Inventory turnover decreased to 1.86 turns at December 27, 2009 versus 2.01 turns at December 28, 2008 due to higher inventory levels and higher cost of sales as discussed in the Working Capital and Gross Profit Sections above.
Capital Expenditures
Cash paid for additions to property and equipment was approximately $3,625 for the first nine months of Fiscal 2010, compared with $1,416 for the first nine months of Fiscal 2009. The increase is due to facility fit-out expenditures for the Company’s new facility of $2,806. Normal operating capital expenditures were $819.
Cash paid for capitalized project costs, representing qualification and prototype units on several programs, was $846 for the first nine months of Fiscal 2010 versus $823 million for the prior year. Capitalized project costs are amortized on a per-unit basis according to the shipping schedule.
Senior Credit Facility
The Senior Credit Facility is discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Interest Rate Swap
The Interest Rate Swap is discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Former Senior Credit Facility
The Former Senior Credit Facility is discussed in Note 8 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Tax Benefits from Net Operating Losses
Tax Benefits from Net Operating Losses is discussed in Note 7 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Summary Disclosure About Contractual Obligations and Commercial Commitments
The following table reflects a summary of the Company’s contractual cash obligations as of December 27, 2009:

	Payments Due By Period
		Less Than			More Than
$ Thousands	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$18,893	$3,286	$6,572	$9,035	$—
Estimated interest payments on long-term debt (b)	1,517	560	793	164	—
Operating leases (c)	8,802	914	1,652	1,616	4,620

Purchase Obligations (d)	4,256	4,256	—	—	—

Total	$33,468	$9,016	$9,017	$10,815	$4,620

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of Notes to Unaudited Consolidated Financial Statements.

(b)	Estimated interest payments on long-term debt reflect the scheduled principal payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.3%, the Company’s blended interest rate at December 27, 2009.

(c)	Included is an $8,660 lease obligation for the new facility in Whippany, New Jersey. See Liquidity and Capital Resources.

(d)	Obligations for capital equipment and build-out of the Company’s new facility in Whippany, New Jersey.
The Company’s supplier purchase orders contain provisions allowing the vendors to recover certain of their costs in the event of cancellation for convenience by the Company. The Company believes that it does not have ongoing purchase obligations with respect to its suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to the Company if cancelled for convenience. Therefore, no supplier purchase obligations are included in the above table.
Inflation
Neither inflation nor deflation has had, and is not expected to have, a material impact upon operating results, the Company cannot be certain that its business will not be affected by inflation or deflation in the future.
Environmental Matters
Environmental matters are discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Litigation
Litigation is discussed in Note 12 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
The recent accounting pronouncements are discussed in Note 11 of the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
($ in thousands except per share amounts)
Late in the fourth quarter of Fiscal 2009, the Company experienced, for the first time, some indications that the global economic slowdown was beginning to affect its markets, as certain customers requested delivery date extensions for certain products and asked for extended payment terms. Since then the Company has seen some resetting of priorities that are delaying shipments of some products. For example, the Company was developing new equipment for the FCS Program in the weapons handling operating segment that was terminated. While management expects this program termination will have a minor impact on its Fiscal 2010 operating results, the action by the U.S. Government is contributing to a degree of uncertainty.
The Company is exposed to various market risks, primarily changes in interest rates associated with the Senior Credit Facility. The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first nine months of Fiscal 2010
At December 27, 2009, $21,300 of the Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease would increase or decrease annual interest expense by approximately $121 based on the amount outstanding under the facility at December 27, 2009.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports required under the Securities Exchange Act of 1934, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 27, 2009, the Company evaluated, under the supervision and with the participation of the Company’s management, including the Company’s then Chief Executive Officer and the Company’s then Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s then Chief Executive Officer and then Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. See note 14 of the Notes to Unaudited Condensed Consolidated Financial Statements.
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first nine months of the Fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is engaged in various other legal proceedings incidental to its business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows of the Company in future periods.
Item 1A. Risk Factors
In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 as filed with the Securities and Exchange Commission and incorporated herein by reference, which factors could materially affect the Company’s business, financial condition, financial results or future performance.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: February 5, 2010	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.