Form 10-K
period 2010-03-31
BREEZE-EASTERN CORP
filed 2010-06-28
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7872
BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-4062211 (I.R.S. employer identification no.)

35 Melanie Lane Whippany, New Jersey (Address of principal executive offices)	07981 (Zip Code)
Registrant’s telephone number, including area code: (973) 602-1001
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	NYSE Amex

(Title of class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 27, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE Amex (formerly American Stock Exchange) on such date, was $21,248,350. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.
As of June 1, 2010, the registrant had 9,396,950 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

($ In Thousands Except Share Amounts)
PART I
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.
We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting the Company in locations in which it conducts its business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the United States Government or other customers, determination by the Company to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.
ITEM 1. BUSINESS
Breeze-Eastern Corporation, a Delaware corporation, designs, develops, manufactures, sells and services sophisticated engineered mission equipment for specialty aerospace and defense applications. We were originally organized in 1962 as a California corporation and reincorporated in Delaware in 1986. Unless the context otherwise requires, references to the “Company,” the “Registrant,” “Breeze-Eastern,” “we” or “us” refer to Breeze-Eastern Corporation and its consolidated subsidiaries. All references to years in this report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified. This report reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods reflected. Certain prior fiscal year amounts may have been reclassified to conform to the current fiscal year presentation.
CORE BUSINESS
Our core business is aerospace and defense products. We believe we are the world’s leading designer, manufacturer, service provider, and supplier of mission-critical electric and hydraulic rescue hoists and cargo hook systems. We also manufacture weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.
PRODUCTS AND SERVICES
Our products and related services aggregate into one reportable segment. The nature of the production process (assemble, inspect, and test), customers, and product distribution are similar for all products. We sell our products through internal marketing representatives and independent sales representatives and distributors.

($ In Thousands Except Share Amounts)
PRODUCTS
Products include new equipment and spare parts sales and represented approximately 72%, 71%, and 79% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively
As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109, Agusta A119, AgustaWestland AW139, and AgustaWestland Future Lynx helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 51%, 46%, and 54% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
Our external cargo hook systems are original equipment on most military medium and heavy lift helicopters manufactured today. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 14%, 16%, and 17% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, CASA C-295, and Airbus A400M. In addition , we have a contract with Airbus to develop and sell a new cargo positioning and restraint system for the A400M cargo plane and will be the sole supplier of this system with anticipated delivery beginning after Fiscal 2012.
Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue over the life of the aircraft model, which can be decades. It can be expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.
Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We also supply equipment for the United States, Japanese, and European Multiple-Launch Rocket Systems (MLRS), and the United States High Mobility Artillery Rocket System (HIMARS), which uses specialized hoists to load and unload rocket pod containers. We also provide actuators and specialty gearboxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 7%, 9%, and 8% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
SERVICES
Services include overhaul and repair and engineering sales and represented 28%, 29%, and 21% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We also have also licensed third-party vendors around the world to perform these services. Overhaul and repair represented 24%, 23%, and 20% of our total revenues in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
In addition to performing research and development to design new products, improve existing products, and add new features to our product line, we also provide engineering services to adapt our products to customer specific needs and aircraft models on a fee-for-service basis.
We discuss segment information in Note 14 of our “Notes to Consolidated Financial Statements” contained elsewhere in this report.
MAJOR CUSTOMERS
We have three major customers: the U.S. Government, Finmeccanica SpA, and United Technologies Corporation, which accounted for 25%, 19%, and 18%, respectively, of the total consolidated net sales for Fiscal 2010.

($ In Thousands Except Share Amounts)
GOVERNMENT SALES
Our direct sales to the U.S. Government and sales for U. S. Government and foreign government end use represented 67%, 68%, and 63% of consolidated revenue during Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively. U.S. Government sales, both direct and indirect, are generally made under standard government contracts including fixed price and cost plus. As a U. S. Government contractor, we are subject to routine audits and investigations by U. S. Government agencies.
In accordance with normal practice, contracts and orders with the U.S. Government are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U. S. Government.
BACKLOG
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2010 was $130,144 as compared with $130,988 at March 31, 2009 as new orders and shipments were close to equal in Fiscal 2010. Approximately $94,000 of our backlog at March 31, 2010 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
COMPONENTS, RAW MATERIALS, AND SEASONALITY
The various component parts and, to some extent, assembly of components and subsystems by subcontractors used by us to produce our products are generally available from more than one source. In those instances where only a single source for any material or part is available, such items can generally be redesigned to accommodate materials or parts made by other suppliers, although this may lead to delays in meeting customer requirements. In some cases, we stock an adequate supply of the single source materials or parts for use until a new supplier can be approved.
In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in Fiscal 2011.
EMPLOYEES
As of March 31, 2010, we had 172 salaried and hourly employees. The United Auto Workers (UAW) represents certain hourly employees at our facility. We reached a one-year labor agreement with the UAW in October 2009 and intend to commence negotiations on a successor agreement in the second quarter of Fiscal 2011. We consider our relations, with both our union and non-union employees, to be generally satisfactory.
INTERNATIONAL OPERATIONS AND SALES
We have no international-based operations. We had export sales of $27,913, $32,688, and $34,490 in Fiscal 2010, 2009, and 2008, respectively, representing 40%, 43%, and 45% of our consolidated net sales in each of those years. The risks and profitability of non-domestic sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our financial statements contained elsewhere in this report.
COMPETITION
We compete in some markets with Goodrich Corporation, which is larger and has substantially greater financial and technical resources than us. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in these markets depends on our ability to develop and apply technological innovations and to expand our customer base and product lines. Technological innovation,

($ In Thousands Except Share Amounts)
development, and application may require significant investment and capital expenditures which may not be recovered through future sales of products or services.
RESEARCH AND DEVELOPMENT
We conduct extensive research and development activities under customer-sponsored contracts and our own independent research and development activities. Research and development costs, which are charged to selling, general, and administrative expense when incurred, amounted to $3,566, $3,574, and $1,342 for the years ended March 31, 2010, 2009, and 2008, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $3,016, $5,194, and $1,139 in Fiscal 2010, Fiscal 2009, and Fiscal 2008, respectively.
INTELLECTUAL PROPERTY
We were the first company to develop a rescue hoist for use in a helicopter and have continually designed and manufactured rescue hoists since the 1940’s. Our product knowledge enables us to continually evolve this mission-critical product to meet our customers’ evolving needs.
REGULATORY MATTERS
Aircraft Regulation
In the United States, our aircraft products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Aviation Safety Agency (EASA).
Environmental Matters
We maintain compliance with federal, state, and local laws and regulations relating to materials used in production and to the discharge of wastes, and other laws and regulations relating to the protection of the environment. The costs of such compliance at our Whippany, New Jersey facility are not material to our operations.
We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites relating to predecessor entities and previously-owned subsidiaries. At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.
Where appropriate, we have sought contribution to remediation costs from other potentially responsible parties and made claims under available insurance policies. We also periodically assess the amount of reserves held for environmental liabilities for these sites based upon current information. While there is an inherent uncertainty in assessing the potential total cost to investigate and remediate a given site, we make a determination as to the reasonable cost of investigation and remediation of each site based upon the information available to us at that time. Furthermore, the remediation efforts for a particular site may take place over a number of years and therefore a significant portion of the expenses represented by these reserves may not be incurred for some time. Factors that affect the actual liability for these sites include changes in federal and state environmental laws resulting in more stringent remediation requirements and actual operating results from remediation efforts which vary from estimated results.

($ In Thousands Except Share Amounts)
Information concerning our specific environmental liabilities and reserves is contained in Note 13 of our “Notes to Consolidated Financial Statements” contained elsewhere in this report.
ADDITIONAL INFORMATION
We maintain a website at http://www.breeze-eastern.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, which we file with the Securities and Exchange Commission (SEC) are available on our web site, free of charge, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information that can be accessed through our website is not incorporated by reference in this Report and, accordingly, readers should not consider such information to be part of this Report. The reports noted above may also be obtained at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements, and information regarding SEC registrants, including Breeze-Eastern.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risk. You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry. In addition to these risks, our business may be subject to risks currently unknown to us. If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline and you may lose all or part of your investment.
Risks Associated with our Business and/or Industry
A substantial amount of our revenue is derived from the U.S. Government, Finmeccanica SpA, and United Technologies Corporation; a termination or reduction in the volume of business with any of these customers would have a material adverse effect on our revenue and profits.
Approximately 25%, 19%, and 18% of our consolidated net sales in Fiscal 2010 were to the U.S. Government (direct), Finmeccanica SpA, and United Technologies Corporation, respectively. These sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.
We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.
Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2010, sales under U.S. Government contracts represented approximately 57% of our total sales. Sales to foreign governments represented approximately 10% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

($ In Thousands Except Share Amounts)
As a U.S. Government contractor, we are subject to a number of procurement rules and regulations and any non-compliance could subject us to fines, penalties or debarment.
We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in fines and penalties, contract termination, or debarment from bidding on future contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits and investigations by government agencies. The failure to comply with the terms of government contracts could harm our business reputation and could also result in progress payments being withheld.
The U. S. Government has the right to terminate or not renew any contract with us at any time and without notice. Any such action would have a material adverse effect on our results of operations.
In some instances, laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. Government may terminate any government contract and, in general, subcontracts, at its convenience as well as for default based on performance. Upon termination for convenience of a fixed-price type contract, we normally are entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if contract completion would have resulted in a loss. Upon termination for convenience of a cost-reimbursement contract, we normally are entitled to reimbursement of allowable costs plus a portion of the fee. Such allowable costs would normally include the cost to terminate agreements with our suppliers and subcontractors. The amount of the fee recovered, if any, is related to the portion of the work accomplished prior to termination and is determined by negotiation.
A termination arising from default could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders. In addition, on those contracts for which we are teamed with others and are not the prime contractor, the U.S. Government could terminate a prime contract under which we are a subcontractor, irrespective of the quality of our services as a subcontractor.
In addition, our U.S. Government contracts typically span one or more base years and multiple option years. The U.S. Government generally has the right to not exercise option periods and may not exercise an option period if the U.S. Government is not satisfied with our performance on the contract.
Our business could be adversely affected by a negative audit by the U.S. Government.
As a U. S. Government contractor, we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.
Cancellations, reductions, or delays in customer orders may adversely affect our results of operations.
Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Cancellations, reductions, or delays in customer orders could have a material adverse effect on our business, financial condition, and results of operations.

($ In Thousands Except Share Amounts)
Our backlog is subject to reduction and cancellation at any time without notice, which could negatively impact our revenues and results of operations.
Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2010 was $130,144. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.
The aircraft manufacturing industry is heavily regulated, and if we fail to comply with applicable requirements, our results of operations could suffer.
Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all general aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with some of the products we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.
From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we may incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to competition from entities which could have a substantial impact on our business.
We compete in some markets with entities that are larger and have substantially greater financial and technical resources than us. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in such markets will depend on our ability to develop and apply technological innovations and to expand our customer base and product lines. In addition, the development and application of technological innovations may mandate an expenditure of significant capital which may not be recovered through future sales of products or services. There can be no assurance that we will continue to successfully compete in any or all of the businesses discussed above. Our failure to compete successfully or to invest in technology where there is no recovery through product sales could have a materially adverse effect on the Company’s profitability.
Our potential tax benefits from net operating loss carry forwards are subject to a number of risks.
We have federal and state net operating loss carry forwards (“NOLs”) of approximately $24,415 and $12,749, respectively. Our NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. If we do not generate adequate taxable earnings, some or all of our net operating loss carry forwards may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes. The risks to realizing the tax benefit from NOLs are discussed in additional detail in Note 5 of our financial statement contained elsewhere in this report.

($ In Thousands Except Share Amounts)
We are subject to liability under environmental laws.
Our business and facilities are subject to numerous federal, state, and local laws and regulations relating to the use, manufacture, storage, handling, and disposal of hazardous materials and other waste products. Environmental laws generally impose liability for investigation, remediation, and removal of hazardous materials and other waste products on property owners and those who dispose of materials at waste sites whether or not the waste was disposed of legally at the time in question. We are currently addressing environmental remediation at certain former facilities, and we have been named as a potentially responsible party along with other organizations in a number of environmental clean-up sites and may be named in connection with future sites. We are required to contribute to the costs of the investigation and remediation and have taken reserves in our financial statements for future costs deemed probable and estimable for these costs. Although we have estimated and reserved for future environmental investigation and remediation costs, the final resolution of these liabilities may significantly vary from our estimates and could potentially have an adverse effect on our results of operations and financial position. Our contingencies associated with environmental matters are described in Note 13 of “Notes to Consolidated Financial Statements” which is included elsewhere in this Report.
Our sales to foreign countries expose us to risks and adverse changes in local legal, tax, and regulatory schemes.
In Fiscal 2010, 40% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:
•	The possibility of unfavorable circumstances arising from host country laws or regulations; Actual or anticipated fluctuations in our operating results;

•	Potential negative consequences from changes to significant taxation policies, laws, or regulations; changes in market valuations of other similarly situated companies;

•	Changes in tariff and trade barriers and import or export licensing requirements; and

•	Political or economic instability, insurrection, civil disturbance, or war.
Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business.
In Fiscal 2010, approximately 20% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.
While we believe our control systems are effective, there are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.
We continue to take action to assure compliance with the internal controls, disclosure controls, and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that its internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be relative to their costs.

($ In Thousands Except Share Amounts)
Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
The terms of our credit agreement may restrict our current and future operating and financial flexibility.
The credit agreement that is in effect with respect to our debt includes covenants that, among other things, restrict our ability to:
•	engage in mergers, consolidations and asset dispositions

•	redeem or repurchase stock;

•	create, incur, assume or guarantee additional indebtedness;

•	create, incur, assume or permit any liens on any asset;

•	make loans and investments;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	issue additional shares of our capital stock;

•	change our organizational documents; and

•	change the nature of our business.
Our credit agreement also contains covenants that require us to:
•	maintain a leverage ratio of consolidated total debt to consolidated EBITDA not to exceed 2.50:1.00; and

•	maintain a fixed charge coverage ratio of at least 1.25:1.00.
We may be unable to comply with the covenants under our credit agreement in the future. A failure to comply with the covenants under our credit agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings, accrued and unpaid interest and other fees outstanding, due and payable, and require us to apply all of our available cash to repay these borrowings.
We are subject to financing and interest rate exposure risks that could adversely affect our business and operating results.
Changes in the availability, terms and cost of capital, increases in interest rates or a reduction in credit rating could cause the cost of doing business to increase, limit the ability to fund the development of products, and place us at a competitive disadvantage. The current contraction in credit markets could impact our ability to finance our operations.
We relocated to a new facility in Fiscal 2010.
We completed our corporate office and manufacturing facility relocation in April 2010. Risks associated with the relocation may still include delays in receiving necessary permits and approvals, ongoing business disruption, management distraction, and the possible loss of key employees as a consequence of the relocation. After the

($ In Thousands Except Share Amounts)
relocation, we will continue to have operations located at one site, which involves the risk that substantial impairment of our facility as a consequence of a natural disaster or other event could have a material adverse effect on operations.
We depend on component availability, subcontractor performance, and key suppliers to manufacture and deliver our products and services.
We are dependent upon the delivery of component parts by suppliers and, to some extent, the assembly of components and subsystems used by us in manufacturing our products in a timely and satisfactory manner and to remain in full compliance with applicable terms and conditions. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, the development of alternatives could cause delays in meeting the customer requirements. While we may enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, the ability to satisfactorily and timely meet customer obligations could be negatively impacted, which could result in reduced sales, termination of contracts, and damage to our reputation and customer relationships. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.
Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.
We currently generate operating cash flows, which combined with access to the credit markets, provides discretionary funding capacity. However, current uncertainty in the global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If the current economic situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for its products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.
Our future growth and continued success is dependent upon retaining key employees.
Our success is dependent upon the efforts of our senior management personnel and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations, and therefore may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We have entered into change of control agreements with some members of senior management and have made efforts to reduce the effect of the loss of senior management personnel through management succession planning. The loss of senior managers could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industry is intense, and management believes that our future growth and success will depend upon the ability to attract, train, and retain such personnel.
Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.
Approximately 30% of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. The current contract with the UAW expires on October 1, 2010. We cannot assure you that we will be successful in negotiating a new collective bargaining agreement, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations. Although we have generally enjoyed satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

($ In Thousands Except Share Amounts)
Our failure to adequately protect our intellectual property could have an adverse effect on our business.
Intellectual property is important to our success. We rely upon confidentiality procedures and contractual provisions to protect our business and proprietary technology. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. We may apply for legal protection for certain of our other intellectual property in the future. These patents, trademarks and any additional legal protection we may obtain in the future may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.
We use estimates when competing for contracts. Variances between actual and estimates could affect our profitability and overall financial position.
The competitive bidding process requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance.
Risks Related to our Common Stock
Our common stock is thinly traded and subject to volatility.
Although our common stock is traded on the NYSE Amex (formerly American Stock Exchange), it may remain relatively illiquid, or “thinly traded,” which can increase volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.
The prevailing market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including the following:
•	Actual or anticipated fluctuations in operating results;

•	Changes in market valuations of other similarly situated companies;

•	Announcements by us or our competitors of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	Additions or departures of key personnel;

•	Future sales of common stock;

•	Any deviations in net revenues or in losses from levels expected by the investment community;

•	Trading volume fluctuations; and

•	Business pressures on any of our large shareholders resulting from their holdings in other unrelated businesses.

($ In Thousands Except Share Amounts)
Our share ownership is highly concentrated.
Our directors, officers, and principal stockholders, and certain of their affiliates, beneficially own approximately 67% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors. In addition, such influence by management could have the effect of discouraging others from attempting to take control of us, thereby increasing the likelihood that the market price of our common stock will not reflect a premium for control.
We do not anticipate paying dividends in the foreseeable future.
Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not anticipate paying dividends in the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
The following table sets forth certain information concerning our principal facilities as of March 31, 2010:

Location	Use of Premises	Owned or Leased	Sq. Ft
Whippany, New Jersey	Executive offices and manufacturing plant	Leased	115,335
Union, New Jersey	Manufacturing plant	Leased	188,000
In February 2008, we sold our headquarters and manufacturing facility located in Union, New Jersey. The sale agreement and amended lease agreement permitted us to lease the facility through May 1, 2010, pending our relocation to a new site. In May 2009, we executed a 10-year lease, at market terms, for a facility in Whippany, New Jersey, which is better suited to our current and expected future needs. We completed our relocation to the Whippany site in the first quarter of Fiscal 2011 and no longer maintain a facility in Union, New Jersey.
Our current business has only been conducted at our previous Union, New Jersey and current Whippany, New Jersey facilities. The properties in Pennsylvania, New York, and New Jersey were operated by one or more of our predecessor affiliates or parent company, TransTechnology Corporation. Our contingencies associated with environmental liabilities are discussed in Note 13 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.
The properties in Saltzberg, Pennsylvania and Irvington, New Jersey are carried on the books at zero value.
The sales contract for the Glen Head, New York property provides for the sale of the property for a price of $4,000. This property is carried on our books as an asset held for sale for $3,800 which includes estimated disposal costs. Closing on the property is subject to the buyer receiving development approvals and us completing environmental obligations and reviews. The buyer has indicated to us its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this industrial site for residential purposes.

($ In Thousands Except Share Amounts)
ITEM 3. LEGAL PROCEEDINGS
We are engaged in various other legal proceedings incidental to our business. Our management believes that these matters will have no material effect on the Company’s consolidated financial position or the results of operations or cash flows in future periods.
We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our former property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 13 of our financial statements contained elsewhere in this report.
ITEM 4. (REMOVED AND RESERVED)
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Our common stock, par value $0.01, is listed for trading on the NYSE Amex (formerly American Stock Exchange) under the trading symbol BZC. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated.

	High	Low
Fiscal 2009
First Quarter	$11.83	$10.42
Second Quarter	11.30	10.50
Third Quarter	10.50	7.05
Fourth Quarter	8.00	5.94
Fiscal 2010
First Quarter	$8.26	$6.12
Second Quarter	7.00	5.83
Third Quarter	6.76	5.60
Fourth Quarter	7.10	5.75
Holders
As of June 14, 2010, the number of stockholders of record of the Company’s common stock was 1,358. On June 14, 2010, the closing sales price of a share of common stock was $6.33 per share.
Dividends
We have not paid any cash dividends on our common stock since Fiscal 2001. We intend to retain earnings, if any, to fund our operations and reduce debt. The payment of future cash dividends, if any, will be reviewed periodically by our board of directors and will depend upon the results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

($ In Thousands Except Share Amounts)
Stock Performance Graph
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates such information by reference into such filing.
This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2005 through March 31, 2010, with the cumulative return on a Peer Issuer Group Index. The peer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on April 1, 2005.
Companies in the Peer Group include Curtiss-Wright Corp., Ducommun Inc., HEICO Corp., Ladish Co. Inc., Moog Inc., SIFCO Industries Inc., and Triumph Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth selected financial data for each of the five years in the period ended March 31, 2010 (amounts in thousands, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years ended March 31,
	2010	2009	2008	2007	2006
Results from Operations
Net sales	$69,027	$75,427	$75,974	$73,339	$64,418
Gross profit	20,651	30,090	32,517	32,486	27,961
Operating income (loss)	(6,723)	11,353	13,027	12,712	12,806
Interest expense	891	1,462	3,395	4,347	9,954
Loss on debt extinguishment	—	551	—	1,331	396
Gain on sale of facility	—	—	6,811	—	—
Net income (loss)	(6,043)	5,760	9,442	3,961	1,292

Net income (loss) per share:
Basic	$(0.64)	$0.62	$1.01	$0.43	$0.18
Diluted	(0.64)	0.61	1.00	0.42	0.18

Shares outstanding at year-end	9,397	9,365	9,339	9,275	9,229
($ In Thousands Except Share Amounts)

	Years ended March 31,
	2010	2009	2008	2007	2006
Financial Position
Total assets	$76,108	$76,705	$76,190	$80,471	$81,945
Working capital	25,188	32,322	28,544	23,140	17,100
Long-term debt	14,786	18,071	19,849	32,750	39,415
Stockholders’ equity	27,820	33,327	26,892	16,899	12,328
Book value per share at year end	2.96	3.56	2.88	1.82	1.34

Ratios
Current ratio	2.72	2.84	2.48	2.06	1.80

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of Financial Condition And Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual financial statements, including the notes thereto, contained elsewhere in this report. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
OVERVIEW
We design, develop, manufacture, sell, and service sophisticated engineered mission equipment for specialty aerospace and defense applications. With over 50% of the global market, we have long been recognized as the world’s leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture weapons-handling systems, cargo winches, and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
Our primary strategy is to continue to expand our position as a market leader in the design, development, and service of sophisticated mission equipment for specialty aerospace and defense applications. We intend to maintain our position by continuing to focus on our principal customers and on geographic areas where we have developed our reputation as a premier provider of aircraft hoist and lift equipment, and by expanding both our customer base and product lines. We believe that continued spending on research and development to improve the quality of our product offerings and remaining on the leading edge of technological advances in our chosen markets is also crucial to our business. In this regard, we will continue to commit resources to product research and development. During Fiscal 2010, we completed the move to our new manufacturing and assembly facility in Whippany, New Jersey. Our new facility consolidates all operations in one location, houses state of the art assembly and manufacturing equipment, and has been designed to provide greater efficiencies in the procurement, assembly and distribution of finished products throughout the United States and Europe.
Our business is affected by global economic and geo-political conditions, particularly defense spending by the United States Government. In particular, any decline in or a redirection of the United States defense budget could have a material impact on revenues and earnings in future periods. Although the United States Defense spending levels are historically high, the priority of the wars in Iraq and Afghanistan has resulted in less procurement for replacement parts and service for our products than in prior years.
As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. We have not seen, nor do we currently anticipate, any program cancellations and still expect all of our current product development projects to lead to production and aftermarket services which supports our current and expected investments. As an example, the Airbus A400M military transport aircraft is not expected to generate material revenues until after Fiscal 2012.
CRITICAL ACCOUNTING POLICIES
The preparation of our consolidated financial statements is in conformity with accounting principles generally accepted in the United States of America and requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements.
Inventory. We purchase parts and materials to assemble and manufacture components for use in our products and for use by our engineering and repair and overhaul departments. The decision to purchase a set quantity of a particular material is influenced by several factors including current and projected cost, future estimated availability, production lead time, existing and projected contracts to produce certain items, and the estimated needs for our overhaul and repair business.
We value inventories using the lower of cost or market on a first-in, first-out (FIFO) basis. We reduce the carrying amount of these inventories to net realizable value based on our assessment of inventory that is considered excess or obsolete based on the backlog of sales orders and historical usage. Since all of our products are produced to meet specific customer requirements, the reserve focus is on purchased and manufactured parts. Inventories are discussed further in Notes 1 and 2 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Revenue Recognition. Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer. Revenue related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are incurred.
Environmental Reserves. We provide for a best estimate of environmental liability reserves when, after consultation with internal and external counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when first recorded. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws resulting in more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation. Current estimated exposures related to environmental claims are discussed further in Note 13 of our “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Deferred Tax Asset. See Note 5 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Stock-Based Compensation. See Note 9 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
RESULTS OF OPERATIONS
Fiscal 2010 Compared with Fiscal 2009

	Fiscal Year Ended		Increase/(Decrease)
	March 31,	March 31,
	2010	2009	$	%
Products	$49,619	$53,907	$(4,288)	(8.0)%
Services	19,408	21,520	(2,112)	(9.8)

Net sales	69,027	75,427	(6,400)	(8.5)

Products	33,740	30,784	2,956	9.6
Services	14,636	14,553	83	0.6

Cost of sales	48,376	45,337	3,039	6.7

Gross profit	20,651	30,090	(9,439)	(31.4)

Selling, general, and administrative expenses	26,557	18,737	7,820	41.7
Relocation expense	817	—	817	100.0

Operating income	(6,723)	11,353	(18,076)	(159.2)

Interest expense	891	1,462	(571)	(39.1)
Loss on debt extinguishment	—	551	(551)	(100.0)
Net income (loss)	$(6,043)	$5,760	$(11,803)	(204.9)%
Net Sales. Net sales of $69,027 in Fiscal 2010 decreased by $6,400, or 8.5%, from net sales of $75,427 in Fiscal 2009. Fiscal 2010 product sales of $49,619 were $4,288, or 8.0%, lower than the prior year primarily due to lower spare parts sales of $3,415 resulting primarily from lower demand by the U.S. military and also due to lower new equipment volume of $873. Reduced spare parts demand from the U.S. military continued during Fiscal 2010 because of U.S. Government spending priorities of funding the war in Iraq and Afghanistan.
Fiscal 2010 services sales of $19,408 were $2,112, or 9.8%, lower than the prior year primarily due to engineering services. Engineering services were lower by $1,582 because the prior year contained a large contract to design and develop a recovery winch for the U.S. Army under the Future Combat Systems (FCS) program. The U.S. Army subsequently cancelled the FCS program in the Fiscal 2010 second quarter. Overhaul and repair sales were lower than last year by $530 due to reduced volume.
Our relocation in the Fiscal fourth quarter reduced new equipment and overhaul and repair volume because the factory was shut down during most of March 2010 for the relocation.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2010 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year.
Cost of Sales. Cost of sales for products of $33,740 were 9.6% higher than the prior year primarily due to the increase in estimated inventory obsolescence reserves of $3,311, partly offset by lower volume from the relocation. Cost of services provided of $14,636 was 0.6% higher than the prior year because the current-year amount includes $784 to accrue for estimated losses on engineering contracts.
Gross profit. Gross profit of $20,651 in Fiscal 2010 was 31.4% lower than the $30,090 in Fiscal 2009. As a percent

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
of sales, gross profit was 29.9% for Fiscal 2010 compared with 39.9% for Fiscal 2009. The decrease is primarily due to lower sales volume in spare parts and engineering as well as the relocation (discussed in Net Sales above) and due to $5,634 in adjustments consisting of $3,311 (non-cash) for a change in estimate of the inventory obsolescence reserve, $1,539 of unabsorbed manufacturing overhead related to the relocation, and $784 (non-cash) to accrue for estimated losses on engineering contracts. Excluding these adjustments, gross profit as a percent of sales would have been 38.1% which is lower than the prior year due to lower new product profitability resulting from an unfavorable shift in mix and lower profit on engineering contracts, partly offset by higher margins on spare parts.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $26,557 in Fiscal 2010 compared with $18,737 in Fiscal 2009, an increase of $7,820. This increase is due to the non-cash charge for estimated reserves for environmental liabilities of $8,135 (see Note 13 of “Notes to Consolidated Financial Statements” contained elsewhere in this report). Excluding this amount, SG&A for Fiscal 2010 would have been $18,422, representing a decrease of $315 compared with Fiscal 2009 primarily due to cost-reduction initiatives taken in the second quarter of Fiscal 2010 .
We relocated our headquarters and factory during the Fiscal 2010 fourth quarter and incurred $817 of expenses related to the move.
Interest Expense. Interest expense was $891 in Fiscal 2010, versus $1,462 in Fiscal 2009. The decline in interest expense is due to $3,285 lower total debt and to lower interest rates.
Net Income/(Loss). We reported a net loss of $6,043, or $0.64 per diluted share, in Fiscal 2010 compared with net income of $5,760, or $0.61 per diluted share in Fiscal 2009. Fiscal 2009 included a pretax charge of $551 related to refinancing our debt. In Fiscal 2010 excluding the adjustments in gross profit of $5,634 and in SG&A of $8,135 discussed above, net income would have been $2,324, or $0.25 per diluted share. This decrease in net income resulted from the lower sales volume and gross profit, partly offset by lower SG&A expenses discussed above.
New Orders. New product and services orders received during Fiscal 2010 totaled $68,183 compared with $82,123 during Fiscal 2009. Most of this decrease was due to new equipment, partly offset by growth in overhaul and repair. Orders for new equipment decreased by $16,682, or 31.2%, primarily due to the comparison with large orders booked in Fiscal 2009 and to customers deferring expected releases resulting from their difficulty in getting funding approved. New equipment orders in Fiscal 2010 included $5,676 for Agusta’s A109 and AW139 helicopters, $2,442 for Alenia’s C-27J fixed wing cargo aircraft, and $3,883 for Lockheed Martin’s HIMARS or High Mobility Artillery Rocket System. New orders for spare parts were even with the prior year. Spare parts demand continued at a reduced level during Fiscal 2010 due to U.S. military procurement prioritization of funding the wars in Iraq and Afghanistan.
New orders for services in overhaul and repair grew by $2,762 due to orders received from the U.S. Navy. New orders for engineering were also even with prior year.
Backlog. Backlog at March 31, 2010 was $130,144 compared with $130,988 at March 31, 2009 as new orders and shipments remained relatively constant. Significant new orders are discussed in “New Orders.” The backlog at March 31, 2010 and 2009 includes approximately $69,463 and $67,235, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $36,000 at March 31, 2010 is scheduled for shipment during Fiscal 2011.
The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.
A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
ratio was 1.0 for Fiscal 2010 and 1.1 for Fiscal 2009.
Fiscal 2009 Compared with Fiscal 2008

	Fiscal Year Ended		Increase/(Decrease)
	March 31,	March 31,
	2009	2008	$	%
Products	$53,907	$59,866	$(5,959)	(10.0)%
Services	21,520	16,108	5,412	33.6

Net sales	75,427	75,974	(547)	(0.7)

Products	30,784	33,589	(2,805)	(8.4)
Services	14,553	9,868	4,685	47.5

Cost of sales	45,337	43,457	1,880	4.3

Gross profit	30,090	32,517	(2,427)	(7.5)

Selling, general, and administrative expenses	18,737	19,490	(753)	(3.9)

Operating income	11,353	13,027	(1,674)	(12.9)

Interest expense	1,462	3,395	(1,933)	(56.9)
Loss on debt extinguishment	551	—	551	100.0
Gain on sale of facility	—	(6,811)	(6,811)	(100.0)
Net income	$5,760	$9,442	$(3,682)	(39.0)%
Net Sales. Fiscal 2009 product sales of $53,907 were $5,959, or 10.0%, lower than the prior year primarily due to lower volume. Fiscal 2009 services sales of $21,520 grew by $5,412, or 33.6%, versus prior year both in engineering services and overhaul and repair.
In Fiscal 2009 compared with Fiscal 2008, sales of new equipment decreased by $5,652 in Fiscal 2009 as compared with the same period last year due to lower volume over the prior period and order patterns of customers. Spare parts volume decreased by $307 as the demand remained lower due primarily to U.S. Government priorities in allocating funding for the war effort in Iraq and Afghanistan.
Overhaul and repair sales in Fiscal 2009 increased by $1,974, compared with Fiscal 2008 mostly due to increased volume. The $3,438 increase in engineering sales during Fiscal 2009 compared with Fiscal 2008 is attributable to a contract to design and develop a recovery winch being developed for the U.S. Army under the Future Combat Systems (FCS) program.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period in which revenues are recorded. In recent years, revenues in the second half of the fiscal year have generally exceeded revenues in the first half of the fiscal year.
Cost of Sales. Cost of sales for products of $30,784 were $2,805, or 8.4%, lower than prior year primarily due to the lower sales volume. Cost of services provided were $14,553, or 47.5%, higher than Fiscal 2008 primarily due to higher sales volume and also due to a contract to develop a new product for the U.S. Army’s fixed wing aircraft to be used for tactical combat operations.
Gross Profit. Gross profit of $30,090 in Fiscal 2009 compares unfavorably with $32,517 in Fiscal 2008, and as a percent of sales, gross profit was 39.9% for Fiscal 2009 compared with 42.8% for Fiscal 2008. The decrease in the overall gross margin is mainly attributable to volume, lower gross profit in engineering, and a shift in the mix of

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
products sold. In Fiscal 2009, we increased engineering services, but the higher sales volume did not contribute favorably to the overall gross profit margin. Gross profit on engineering services varies significantly with the specific services rendered. Engineering costs incurred in Fiscal 2009 associated with a contract to develop a new piece of equipment for a fixed wing aircraft to be used by the U.S. Army for tactical combat operations offset gross margin growth from other engineering services sales and accounted for a decrease in the overall gross profit margin for Fiscal 2009 of approximately 2% points. Sales for services in overhaul and repair increased in Fiscal 2009 compared with Fiscal 2008, but the gross profit in Fiscal 2009 was lower than in the previous fiscal year due to the product mix within overhaul and repair.
Selling, General, and Administrative Expenses. Selling, general, and administrative (SG&A) expenses were $18,737 in Fiscal 2009 compared with $19,490 in Fiscal 2008, a decrease of $753. This decrease was primarily due to lower marketing expenses and no incentive bonuses, as the operating targets were not met in Fiscal 2009. These decreases in SG&A expenses for Fiscal 2009 compared with Fiscal 2008 were partially offset by higher internal research and development costs related to new product development.
Interest Expense. We refinanced the Former Senior Credit Facility in the second quarter of Fiscal 2009 (see Senior Credit Facility section below). Interest expense was $1,462 in Fiscal 2009, versus $3,395 in Fiscal 2008. The decline in the interest rates due to the refinancing coupled with the reduction of the Former Senior Credit Facility through cash flows from operations and proceeds from the sale of our Union, New Jersey facility, caused the decrease in interest expense of $1,933 in Fiscal 2009 compared with Fiscal 2008.
Loss on Debt Extinguishment. In the second quarter of Fiscal 2009, we refinanced and paid in full the Former Senior Credit Facility with a new 60-month, $33,000 Senior Credit Facility consisting of a $10,000 revolving credit facility, and term loans totaling $23,000. As a result of this refinancing, we recorded a pre-tax charge of $551 consisting of $231 for writing-off unamortized debt issue costs and $320 for a pre-payment premium.
Gain on Sale of Facility. In February 2008, we sold our former headquarters facility and plant in Union, New Jersey, for $10,500, before selling expenses. The net cash proceeds received at closing of approximately $9,800 were used to pay down the term portion of the Former Senior Credit Facility (as defined below). The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6,800, and a deferred gain of approximately $1,700. See Note 12 of “Notes to the Consolidated Financial Statements” contained elsewhere in this report for further discussion related to the sale of the facility. As part of the sale agreement we leased back the same facility through May 1, 2010. We executed a lease for an alternate site in Whippany, New Jersey, at market terms, which is better suited to our current and expected needs.
Net Income. Net income of $5,760 in Fiscal 2009, which included a pretax charge of $551 related to refinancing the Company’s debt, compared with net income reported in Fiscal 2008 of $9,442, which included a pretax gain of $6,811 from the sale of the Union, New Jersey headquarters facility and plant. This decrease in net income resulted from the reasons discussed above. The provision for income taxes in Fiscal 2009 includes the release of $350 for an unrecognized tax benefit from prior years which was settled in the current fiscal year which added to the lower overall effective tax rate in Fiscal 2009 compared with Fiscal 2008. See Note 5 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.
New Orders. New products and services orders received during Fiscal 2009 totaled $82,123 compared with $81,083 during Fiscal 2008. Product orders for new equipment increased by $6,055 in Fiscal 2009. Major orders in Fiscal 2009 included products for the CH-47F Chinook helicopter, the MH-60R Naval Hawk, the H-60 Black Hawk MEDEVAC helicopter, the High Mobility Artillery Rocket System (HIMARS) for the U.S. Orders for spare parts of $12,776 decreased by $3,527. The demand for spare parts continued to remain weak during Fiscal 2009, due primarily to prioritization of procurement due to the delays in fully funding the war effort in Iraq and Afghanistan.
In Fiscal 2009 compared with Fiscal 2008, service orders for overhaul and repair of $14,461 increased by $4,832. Service orders for engineering of $1,435 line decreased by $6,320 in Fiscal 2009 compared with the prior Fiscal year. This decrease is directly attributable to a large new order received in Fiscal 2008 for the system design and development of a recovery winch for the Field Recovery and Maintenance Vehicle (FRMV) being developed for the U.S. Army under the Future Combat Systems (FCS) program.
Backlog. Backlog at March 31, 2009 was $130,988, an increase of $6,696 from the $124,292 at March 31, 2008. The increase in backlog is mainly attributable to product orders discussed above, partly offset by previously

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
scheduled shipments. The backlog at March 31, 2009 and March 31, 2008 includes approximately $67,235 and $67,533, respectively, relating to the Airbus A400M military transport aircraft.
The product backlog varies substantially from time to time due to the size and timing of orders. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. The book-to-bill ratio is computed by dividing the new orders received during the period by the sales for the period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book-to-bill ratio was 1.1 for both Fiscal 2009 and Fiscal 2008. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, cash generated from operations, and the Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months.
During the second quarter of Fiscal 2009, we refinanced and paid in full our Former Senior Credit Facility with a new 60-month, $33,000 Senior Credit Facility consisting of a $10,000 revolving line of credit (“Revolver”) and term loans totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrue interest at either the “Base Rate” (as defined) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined) for the most recent four quarters and is calculated at each quarter end. At March 31, 2010, the term loan balance was $18,072, there were no outstanding Revolver borrowings, there were $951 in outstanding (standby) letters of credit, and $9,049 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 6 of our financial statements. At March 31, 2010, we were in compliance with all covenant provisions of the Senior Credit Facility.
In February 2008, we completed the sale of our headquarters facility and plant in Union, New Jersey. The sales price was $10,500, and we applied the $9,800 net proceeds at closing to reduce the Former Senior Credit Facility. We entered into a sale-leaseback of the facility until relocation to Whippany, New Jersey. The lease for the facility in Whippany, New Jersey is at market terms. Expenses for the relocation were $817 in Fiscal 2010.
Working Capital
Working capital at March 31, 2010 was $25,188, a decrease of $7,134, versus $32,322 at March 31, 2009. The ratio of current assets to current liabilities was 2.7:1.0 at March 31, 2010, compared with 2.8:1.0 at the beginning of Fiscal 2010. The working capital decrease resulted primarily from an $8,136 decrease in accounts receivable and also to a $2,270 decrease in inventories. Partly offsetting these amounts was a $704 cash increase, a $733 accounts payable decrease, and an $1,835 net increase in other working capital items.
The accounts receivable days outstanding decreased to 52.7 days at March 31, 2010, from 59.6 days at March 31, 2009, due partly to lower shipments in March 2010 caused by our relocation. Inventory turnover increased to 3.1 turns in Fiscal 2010 versus 2.7 turns in Fiscal 2009 based on the Fiscal year fourth quarter.
Capital Expenditures
Fiscal 2010 and Fiscal 2009 capital expenditures-operations were $438 and $1,475, respectively, and capitalized relocation expenditures in Fiscal 2010 and Fiscal 2009 were $6,208 and zero, respectively. Fiscal 2010 and Fiscal

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
2009 capitalized project costs for engineering were $1,043 and $918, respectively.
Senior Credit Facility
The Senior Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Interest Rate Swap
The Interest Rate Swap is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Former Senior Credit Facility
The Former Senior Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
TAX BENEFITS FROM NET OPERATING LOSSES
The Tax Benefits from Net Operating Losses is discussed in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years:
Payments Due By Fiscal Year

	Total	2011	2012-2013	2014-2015	2016 & beyond
Debt principal repayments (a)	$18,072	$3,286	$6,572	$8,214	$—
Estimated interest payments on long-term debt (b)	1,438	560	777	101	—
Operating leases	9,357	1,040	1,960	1,967	4,390
Purchase Obligations (c)	200	200	—	—	—

Total	$29,067	$5,086	$9,309	$10,282	$4,390

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 6 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.5%, our blended interest rate at March 31, 2010.

(c)	Obligations for capital equipment and build-out of our facility in Whippany, New Jersey.
Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.
INFLATION
Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
CONTINGENCIES
Environmental matters — Environmental matters are discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
Litigation — Litigation is discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.
RECENTLY ISSUED ACCOUNTING STANDARDS
The recent accounting pronouncements are discussed in Note 1 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Late in the fourth quarter of Fiscal 2009, we experienced, for the first time, some indications that the global economic slowdown was beginning to affect our business, as certain customers requested delivery date extensions for certain products and asked for extended payment terms. Since then, we have seen some resetting of priorities that are delaying shipments of some products. For example, we were developing new equipment for the FCS Program, which was terminated. While this program termination had a minor impact on our Fiscal 2010 operating results, the action by the U.S. Government contributes to a degree of uncertainty.
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, in Fiscal 2010.
At March 31, 2010, $18,000 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $90 based on the debt outstanding under the facility at March 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Stockholders of Breeze-Eastern Corporation
We have audited the accompanying consolidated balance sheet of Breeze-Eastern Corporation and subsidiaries as of March 31, 2010, and the related statements of consolidated operations, stockholders’ equity and cash flows for the year then ended. Our audits also included the financial statement schedule as of and for the year ended March 31, 2010 included on page 54. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, June 28, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Marcum llp
Bala Cynwyd, Pennsylvania
June 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Audit Committee of the Board of Directors and Stockholders of Breeze-Eastern Corporation
We have audited the accompanying consolidated balance sheet of Breeze-Eastern Corporation and subsidiaries as of March 31, 2009, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the years ended March 31, 2009 and 2008. Our audits also included the financial statement schedule as of and for the year ended March 31, 2009 and 2008 included on page 54. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2009, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, May 1, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Margolis & Company P.C.
Bala Cynwyd, Pennsylvania
May 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Audit Committee of the Board of Directors and Stockholders of Breeze-Eastern Corporation
We have audited Breeze-Eastern Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.
In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of March 31, 2010 and the related statements of consolidated operations, stockholders’ equity, and cash flows for the year then ended of the Company, and our report dated June 28, 2010 expressed an unqualified opinion on those financial statements.
Marcum llp
Bala Cynwyd, Pennsylvania
June 28, 2010

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	MARCH 31,
	2010	2009

ASSETS
CURRENT ASSETS:
Cash	$3,371	$2,667
Accounts receivable (net of allowance for doubtful accounts of $150 and $30 in 2010 and 2009, respectively)	12,102	20,238
Tax refund receivable	904	—
Inventories	17,365	19,635
Prepaid expenses and other current assets	423	377
Deferred income taxes	5,686	6,988

Total current assets	39,851	49,905

PROPERTY:
Machinery and equipment	5,417	5,240
Furniture, fixtures and information systems	8,404	7,990
Leasehold improvements	2,560	—
Construction in progress	3,942	—

Total	20,323	13,230
Less accumulated depreciation and amortization	10,748	9,371

Property — net	9,575	3,859

OTHER ASSETS:
Deferred income taxes	13,718	11,114
Goodwill	402	402
Real estate held for sale	3,800	4,000
Other	8,762	7,425

Total other assets	26,682	22,941

TOTAL	$76,108	$76,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	3,286	3,286
Accounts payable — trade	5,578	6,311
Accrued compensation	2,286	2,144
Accrued income taxes	114	253
Other current liabilities	3,399	5,589

Total current liabilities	14,663	17,583

LONG-TERM DEBT PAYABLE TO BANKS	14,786	18,071

OTHER LONG-TERM LIABILITIES	18,839	7,724

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,813,097 and 9,778,097 shares in 2010 and 2009, respectively	98	98
Additional paid-in capital	94,612	93,778
Accumulated deficit	(59,863)	(53,820)
Accumulated other comprehensive loss	(285)	(25)

	34,562	40,031
Less treasury stock, at cost — 416,147 and 412,731 shares in 2010 and 2009, respectively	(6,742)	(6,704)

Total stockholders’ equity	27,820	33,327

TOTAL	$76,108	$76,705

See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED OPERATIONS
(In Thousands, Except Share Amounts)

	Years ended March 31,
	2010	2009	2008
| | |
Net sales	$69,027	$75,427	$75,974
Cost of sales	48,376	45,337	43,457

Gross profit	20,651	30,090	32,517

Selling, general and administrative expenses	26,557	18,737	19,490
Relocation expense	817	—	—

Operating income (loss)	(6,723)	11,353	13,027

Interest expense	891	1,462	3,395
Other expense — net	458	231	165
Loss on extinguishment of debt	—	551	—
Gain on sale of facility	—	—	(6,811)

Income (loss) before income taxes	(8,072)	9,109	16,278
Income tax provision (benefit)	(2,029)	3,349	6,836

Net income (loss)	$(6,043)	$5,760	$9,442

Earnings (loss) per common share:
Basic net income (loss) per share:	$(0.64)	$0.62	$1.01
Diluted net income (loss) per share:	$(0.64)	$0.61	$1.00

Weighted-average basic shares outstanding	9,388,000	9,355,000	9,314,000

Weighted-average diluted shares outstanding	9,388,000	9,400,000	9,396,000
See notes to consolidated financial statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

	Years ended March 31,
	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$(6,043)	$5,760	$9,442
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off unamortized loan fees	—	223	—
Depreciation and amortization	1,587	1,359	1,235
Non-cash interest expense	129	179	190
Stock based compensation	796	676	630
Provision for losses on accounts receivable	122	7	81
Deferred taxes-net	(1,302)	3,262	6,625
Gain on sale of property, plant and equipment	—	—	(8,547)
Deferred gain on sale of property, plant and equipment	—	—	1,731
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	7,110	(443)	(5,053)
Decrease (increase) in inventories	2,270	(1,408)	2,290
(Increase) decrease in other assets	(905)	18	(954)
(Decrease) increase in accounts payable	(733)	2,458	(1,223)
Increase (decrease) in accrued compensation	142	(808)	(534)
(Decrease) increase in accrued income taxes payable	(139)	(100)	6
Increase (decrease) in other liabilities	8,644	(3,024)	515

Net cash provided by operating activities	11,678	8,159	6,434

Cash flows from investing activities:
Capital expenditures — relocation	(6,208)	—	—
Capital expenditures — operations	(438)	(1,475)	(979)
Capitalized project costs	(1,043)	(918)	—
Proceeds from sale of property, plant and equipment	—	—	10,505
Expenses related to the sale of property, plant & equipment	—	—	(1,086)
Decrease in restricted cash-net	—	—	6

Net cash (used in) provided by investing activities	(7,689)	(2,393)	8,446

Cash flows from financing activities:
Payments on long-term debt	(3,285)	(24,549)	(14,901)
Proceeds from long-term debt and borrowings	—	23,000	—
(Repayments) of other debt	—	(2,920)	(369)
Payment of debt issue costs	—	(513)	—
Exercise of stock options	—	7	144
Expenses related to the private placement of common stock	—	—	(5)

Net cash used in financing activities	(3,285)	(4,975)	(15,131)

Increase (decrease) in cash	704	791	(251)
Cash at beginning of year	2,667	1,876	2,127

Cash at end of year	$3,371	$2,667	$1,876

Supplemental information:
Interest payments	$771	$1,307	$3,357
Income tax payments	$127	$538	$230
Non-cash investing activity for stock option exercise	$—	$—	$210
See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity
(In Thousands Except Share Amounts)

	Common Stock		Treasury Stock
							Accumulated
							Other
					Additional		Comprehensive	Total
Years ended March 31, 2010,					Paid-In	Accumulated	Income	Comprehensive
2009 and 2008	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	(Loss)

BALANCE, MARCH 31, 2007	9,670,566	$97	(395,135)	$(6,489)	$92,111	$(68,772)	$(48)
Net income	—	—	—	—	—	9,442	—	$9,442
Initial adoption of FIN 48	—	—	—	—	—	(250)	—	—
Expenses from private placement of common stock	—	—	—	—	(5)	—	—	—
Issuance of stock under stock option plan	56,418	—	(17,188)	(210)	354	—	—	—
Issuance of stock under compensation and bonus plan	24,331	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	630	—	—	—
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	32	32

BALANCE, MARCH 31, 2008	9,751,315	97	(412,323)	(6,699)	93,090	(59,580)	(16)	$9,474

Net income	—	—	—	—	—	5,760	—	$5,760
Issuance of stock under stock option plan	1,000	1	—	—	7	—	—	—
Issuance of stock under compensation and bonus plan	25,782	—	(408)	(5)	5	—	—	—
Stock based compensation expense	—	—	—	—	676	—	—	—
Change in funded status of the defined Benefit post retirement plan, net of taxes	—	—	—	—	—	—	(9)	(9)

BALANCE, MARCH 31, 2009	9,778,097	98	(412,731)	(6,704)	93,778	(53,820)	(25)	$5,751

Net loss	—	—	—	—	—	(6,043)	—	$(6,043)
Issuance of stock under compensation and bonus plan	35,000	—	(3,416)	(38)	38	—	—	—
Stock based compensation expense	—	—	—	—	796	—	—	—
Fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(126)	(126)
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	(134)	(134)

BALANCE, MARCH 31, 2010	9,813,097	$98	(416,147)	$(6,742)	$94,612	$(59,863)	$(285)	$(6,303)

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business – Breeze-Eastern Corporation (the “Company”) has one manufacturing facility located in the United States, and it designs, develops, manufactures, sells, and services a complete line of sophisticated lifting and restraining products, principally mission-critical helicopter rescue hoist and cargo hook systems, winches, and hoists for aircraft and weapons systems.
The Company has a fiscal year ending March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.
Reclassifications – The classifications of certain prior period items in the consolidated balance sheets, statements of consolidated operations, and statements of consolidated cash flows, have been changed to conform to the classification used in the current period. These reclassifications had no effect on total net income or retained earnings as previously reported.
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon the information available to the Company at the time they are made. These estimates, judgments, and assumptions are based on historical experience and information that is available to management about current events and actions the Company may take in the future. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include the carrying value of long-lived assets; valuation allowances for receivables, inventories, and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. To the extent there are material differences between these estimates, judgments, and assumptions and actual results, the Company’s financial statements will be affected.
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
Cash — Cash include all cash balances and highly liquid short-term investments which mature within three months of purchase.
Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor, and manufacturing overhead costs.
Property and Related Depreciation – Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2010, 2009, and 2008 was $1,587, $1,359, and $1,235, respectively.
Average useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years

\

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
The Company classified as real estate held for sale on the consolidated balance sheets a property currently under sales contract owned in Glen Head, New York. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. The net sale proceeds are expected to be $3,800 which the Company reduced by $200 in the fourth quarter of Fiscal 2010. See Note 13 for a discussion of environmental matters related to this site.
Environmental Reserve – We provide for a best estimate of environmental liability reserves upon a determination that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when first recorded. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation.
Earnings (Loss) Per Share (“EPS”) – The computation of basic earnings (loss) per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method. The diluted loss per share is computed using the same weighted-average number of shares as the basic earnings (loss) per share computation.
The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	2010	2009	2008
Basic earnings (loss) per common share:
Weighted-average common shares outstanding	9,388,000	9,355,000	9,314,000

Diluted earnings(loss) per common share:
Weighted-average common shares outstanding	9,388,000	9,355,000	9,314,000

Stock options	—	45,000	82,000

Denominator for diluted earnings (loss) per common share	9,388,000	9,400,000	9,396,000

During the years ended March 31, 2010, 2009 and 2008, options to purchase 443,465 shares, 237,333 shares and 117,167 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.
Product Warranty Costs – Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the years ended March 31, 2009 and 2010 are summarized as follows:

Balance at March 31, 2008	$397
Warranty costs incurred	(223)
Change in estimate to pre-existing warranties	(50)
Product warranty accrual	114

Balance at March 31, 2009	238
Warranty costs incurred	(159)
Change in estimate to pre-existing warranties	5
Product warranty accrual	95

Balance at March 31, 2010	$179

Notes To Consolidated Financial Statements
($ In Thousand Except Share Amounts)
Research, Development, and Engineering Costs – Research and development costs, which are charged to SG&A expense when incurred, amounted to $3,566, $3,574, and $1,342 for the years ended March 31, 2010, 2009, and 2008, respectively.
Shipping and Handling Costs – Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2010, 2009 and 2008 were $145, $156, and $153, respectively.
Income Taxes – The Company applies guidance issued by Financial Accounting Standards Board (“FASB”), codified as ASC 740, “Income Taxes”, formerly Statement of Financial Accounting Standards (“SFAS”) No. 109. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.
The Company adopted guidance issued by FASB, codified as ASC 740, formerly FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007, that required recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority more-likely-than-not would sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.
Financial Instruments – The Company does not hold or issue financial instruments for trading purposes.
Stock-Based Compensation – See Note 9.
Impairment of Goodwill and Other Long-Lived Assets – Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2010, the Company tested its goodwill for impairment and determined that it did not have an impairment.
New Accounting Standards – In January 2010, the FASB issued updated guidance related to ASC 820, “Fair Value Measurements and Disclosure,” which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on the Company’s financial position, results of operations, or cash flows.
In June 2009, the FASB issued the FASB Accounting Standards Codification, codified as ASC 105, “Generally Accepted Accounting Principles”, formerly SFAS No. 168, as the single source of authoritative nongovernmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to U.S. GAAP by providing all authoritative literature related to a particular topic in one place. ASC 105 supersedes all existing accounting standard documents and considers all other accounting literature not included in the FASB Codification as non-authoritative. The Codification also superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
non-authoritative. ASC 105 is effective for interim and annual periods ending after September 15, 2009 and, accordingly, is effective for the Company’s current fiscal reporting period. Adopting this guidance did not have an impact on the Company’s consolidated financial statements, but will impact the Company’s financial disclosures by eliminating pre-codification nomenclature.
In February 2010, the FASB issued updated guidance related to ASC 855, “Subsequent Events.” The amendments within ASU 2010-09 were issued by the FASB due to questions that were raised in practice that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC’s guidance. The FASB’s update addresses both the interaction of the requirements of this Topic with the SEC’s reporting requirements and the intended breadth of the reissuance disclosure provision related to subsequent events. All of the updated guidance is effective upon issuance. The adoption of the updated guidance did not have an impact on the Company’s financial position, results of operations, or cash flows.
In April 2009, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”, formerly three FASB Staff Positions (“FSP”) — FSP No. 157-4, FSP No. 157, and FSP No. 115-2, intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidelines for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP No. 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ended after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s financial position, results of operations, or cash flows.
2. INVENTORIES
Inventories at March 31 consisted of the following:

	2010	2009
Finished goods	$1,985	$—
Work in process	6,133	4,742
Purchased and manufactured parts	11,785	16,196

	19,903	20,938
Reserve for slow moving and obsolescence	(2,538)	(1,303)

Total	$17,365	$19,635

Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in inventory reserves. In the fourth quarter of Fiscal 2010, the Company reviewed its inventory and identified approximately $2,198 of items that would cost more to relocate and restock than their current or projected future market value. These items were physically scrapped before the end of the fiscal year. Because this amount was higher than expected, the Company reassessed the methodology previously used for estimating inventory obsolescence and determined that a modification was warranted. The previous method for estimating inventory obsolescence was based on estimates of future potential usage. The Company determined that a better method of estimating inventory obsolescence is by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years; and historical trends showed that 1.1% of purchases would eventually be scrapped. Including the $2,198 amount above, the change in methodology resulted in a non-cash adjustment to increase the inventory reserves by $3,311 during the fourth quarter of Fiscal 2010. The total amount of the inventory reserve change for Fiscal 2010 is $3,533 which includes increases to the inventory reserve in earlier quarters.

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
3. OTHER ASSETS
Other assets at March 31 consisted of the following:

	2010	2009
Obligation due from divestiture (a)	$3,376	$3,365
Other	5,386	4,060

Total	$8,762	$7,425

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note10).
4. OTHER CURRENT LIABILITIES
Other current liabilities at March 31 consisted of the following:

	2010	2009
Accrued medical benefits cost	$968	$812
Environmental reserves	1,023	2,254
Other	1,408	2,523

Total	$3,399	$5,589

5. INCOME TAXES
The provision for income taxes is summarized below:

	2010	2009	2008
Current expense (benefit):
Federal	$(769)	$(142)	$17
State	42	229	(54)

Total current income tax expense (benefit)	(727)	87	(37)

Deferred	299	6,990	7,173
Change in valuation allowance	(1,601)	(3,728)	(300)

Total deferred income tax expense	(1,302)	3,262	6,873

Total income tax expense	$(2,029)	$3,349	$6,836

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2010	2009	2008

Statutory federal rate	(35.0%)	35.0%	35.0%
State income taxes after federal income tax	16.4	8.5	7.3
Valuation allowance	(12.9)	(4.3)	(1.2)
General business credits	4.1	—	—
Other	2.3	(2.4)	0.9

Consolidated effective tax rate	(25.1%)	36.8%	42.0%

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
The following is an analysis of accumulated deferred income taxes:

	2010	2009
Assets:
Current:
Bad debts	$1,130	$1,075
Employee benefit accruals	712	591
Inventory	735	586
Net operating loss carry forward	1,951	3,742
Other	1,158	994

Total current	5,686	6,988

Noncurrent:
Employee benefit accruals	560	492
Environmental	2,632	1,407
Net operating loss carry forward	7,869	6,414
Other	618	1,777
Property	2,304	2,891
Valuation allowance	(265)	(1,867)

Total noncurrent	13,718	11,114

Total net assets	$19,404	$18,102

The Company has federal and state net operating loss carry forwards, or NOLs, of approximately $24,415 and $12,749, respectively, which are due to expire in fiscal 2022 through fiscal 2030 and fiscal 2010 through fiscal 2017, respectively. The tax loss generated in fiscal 2010 increased the federal net operating loss carry-forward by $5,226. In fiscal 2010, approximately $26,950 of gross state NOLs expired, unused, resulting in a decrease of approximately $1,602 of deferred tax assets and corresponding valuation allowance. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 has been established relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
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
At March 31, 2010, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year. At March 31, 2009, the Company had no

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
unrecognized tax benefits as the result of a $350 decrease during the fiscal year.
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
6. LONG-TERM DEBT PAYABLE TO BANKS
Long-term debt payable to banks, including current maturities, consisted of the following:

	2010	2009
Senior Credit Facility	$18,072	$21,357
Less current maturities	3,286	3,286

Total long-term debt	$14,786	$18,071

Senior Credit Facility - On August 28, 2008, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and term loans totaling $23,000 (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of Fiscal 2009, the Company recorded a pre-tax charge of $551 consisting of $231 for writing off unamortized debt issue costs and $320 for a pre-payment penalty. The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. Accordingly, the balance sheet reflects $3,286 of current maturities due under the term loan of the Senior Credit Facility as of March 31, 2010.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At March 31, 2010, the Senior Credit Facility had a blended interest rate of 3.5%, for debt of $18,000 tied to LIBOR and for debt of $72 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2010, there were no outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $9,049 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At March 31, 2010, the Company was in compliance with the provisions of the Senior Credit Facility.

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility amounted to $112, $95, and $84 for the Fiscal years ended March 31, 2010, 2009 and 2008, respectively, and is included in interest expense. The Company has long-term debt maturities of $3,286 in each Fiscal year 2012 and 2013, and $8,214 in Fiscal 2014. These maturities reflect the payment terms of the Senior Credit Facility.
Interest Rate Swap - The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during Fiscal 2010.
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
7. FAIR VALUE MEASURMENTS
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
The carrying amount reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving portion of the Senior Credit Facility approximates fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the long-term debt was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features.
The carrying amounts and fair value of the Company’s financial instruments are presented below as of March 31, 2010.

	Carrying Amount	Fair Value
Long-term debt	$18,072	$18,072
Interest rate swap liability included in other long term liabilities (Level 2)	217	217

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
8. OTHER LONG-TERM LIABILITIES
Other liabilities at March 31 consisted of the following:

	2010	2009
Environmental reserves	$13,473	$3,292
Obligation from divestiture (a)	3,376	3,365
Other	1,990	1,067

Total	$18,839	$7,724

(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).
9. STOCK-BASED COMPENSATION
The Company follows guidance issued by FASB, codified as ASC 718, formerly SFAS No. 123R, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for each of the periods ended March 31, 2010, 2009, and 2008, includes $462, $393, and $365, respectively, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of this guidance.
The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), and the 2006 Long-Term Incentive Plan (the “2006 Plan”).
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
The Black-Scholes weighted-average value per option granted in Fiscal 2010 were $2.52, $2.55, and $2.63. In Fiscal 2009 and Fiscal 2008, the Black-Scholes weighted-average value per option granted was $4.52 and $6.80, respectively. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2010, Fiscal 2009, and Fiscal 2008. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2010 $2.52	2010 $2.55	2010 $2.63
	value per	value per	value per
	option	option	option	2009	2008
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	32.6%	34.0%	34.0%	33.5%	48.9%
Risk-free interest rate	3.1%	3.2%	3.4%	3.6%	4.7%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0
The following table summarizes stock option activity under all plans:

			Approximate	Weighted-
		Aggregate	Remaining	Average
	Number	Intrinsic	Contractual	Exercise
	Of Shares	Value	Term (Years)	Price
Outstanding at March 31, 2008	380,911	$738	6	$9.90
Granted	82,000	—	—	$10.60
Exercised	(1,000)	—	—	$7.05
Canceled or expired	(7,000)	—	—	$11.87

Outstanding at March 31, 2009	454,911	$28	6	$10.00
Granted	200,000	—	—	$6.13
Exercised	—	—	—	$—
Canceled or expired	(30,000)	—	—	$17.94

Outstanding at March 31, 2010	624,911	$198	7	$8.38

Options exercisable at March 31, 2010	404,577	$54	5	$9.17
Unvested options expected to become exercisable after March 31, 2010	220,334	$144	9	$6.94
Shares available for future option grants at March 31, 2010 (a)	190,214

(a)	May be decreased by restricted stock grants.
No options were exercised during Fiscal 2010. The aggregate intrinsic value of options exercised during Fiscal 2009 and Fiscal 2008 was approximately $4 and $328, respectively. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. Cash received from stock option exercises during Fiscal 2009 and Fiscal 2008 was $7 and $144, respectively. In lieu of a cash payment for stock option exercises in Fiscal 2008, the Company received 17,188 shares of common stock, which were retired into treasury, valued at the price of the common stock on the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during Fiscal 2009 and Fiscal 2008.
During Fiscal 2010, 2009, and 2008, compensation expense associated with stock options was $539, $409, and $413, respectively, before taxes of $226, $172 and $173, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2010, there was approximately $475 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
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
A summary of restricted stock award activity under all plans is as follows:

		Weighted —
		Average Grant
	Number of	Date
	Shares	Fair Value
Non-vested at March 31, 2008	26,899	$12.17
Granted	25,782	$10.63
Vested	(20,369)	$12.36
Cancelled	(408)	$12.04

Non-vested at March 31, 2009	31,904	$10.80
Granted	35,000	$6.00
Vested	(25,624)	$10.65
Cancelled	(3,296)	$11.41

Non-vested at March 31, 2010	37,984	$6.43

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
During Fiscal 2010, 2009, and 2008, compensation expense related to restricted stock awards recorded in general, administrative, and selling expenses was $257, $268, and $218, respectively, before taxes of $108, 113, and $91, respectively. As of March 31, 2010, there was approximately $85 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately one year.
10. EMPLOYEE BENEFIT PLANS
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $745, $786, and $774 in 2010, 2009, and 2008, respectively.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,376 and $3,365 as of March 31, 2010 and 2009, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.
The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement		Pension
	Benefits		Plan
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$817	$868	$3,365	$4,166
Service cost	—	—	—	—
Interest cost	35	45	195	200
Actuarial (gain)/loss	231	15	51	21
Foreign currency exchange rate changes	—	—	66	(674)
Benefits paid	(110)	(111)	(301)	(348)

Benefit obligation at end of year	973	817	3,376	3,365
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	110	111	—	—
Benefits paid	(110)	(111)	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(973)	$(817)	$(3,376)	$(3,365)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement Benefits		Pension Plan
	2010	2009	2010	2009

Current liabilities	$115	$112	$—	$—
Noncurrent liabilities	858	705	3,376	3,365

Total Liabilities	$973	$817	$3,376	$3,365

Amounts recognized in accumulated other comprehensive loss consist of:

	Postretirement Benefits		Pension Plan
	2010	2009	2010	2009

Net loss	$275	$44	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $973 and $817 at March 31, 2010 and 2009, respectively.
The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2010	2009	2010	2009

Net Periodic Benefit Cost
Interest cost	$35	$45	$195	$200
Amortization of net (gain) loss	—	—	—	—

Net periodic benefit cost	$35	$45	$195	$200

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $23, $0, and $0, respectively.

	Postretirement Benefits		Pension Plan
	2010	2009	2010	2009

Increase in minimum liability included in other comprehensive income	$275	$44	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2010	2009	2010	2009

Discount rate	4.70%	4.70%	5.80%	5.70%
Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2010	2009

Health care cost trend rate assumed for next year	9.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2018	2016
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage-	1-Percentage- Point
	Point Increase	Decrease

Effect on total of service and interest cost	$38	$34
Effect on postretirement benefit obligation	$1,033	$920
The Company expects to contribute $66 to its postretirement benefit plan in Fiscal 2011.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement Benefits	Pension Plan

2011	$115	$307
2012	110	299
2013	105	289
2014	99	281
2015	93	273
Years 2016-2020	368	1,258
11. CONCENTRATION OF CREDIT RISK
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
statements and are within management’s expectations. As of March 31, 2010, the Company had no other significant concentrations of credit risk.
12. SALE AND LEASEBACK TRANSACTION AND OTHER LEASES
On February 8, 2008, the Company completed the transaction for the sale of its headquarters facility and plant in Union, New Jersey, for $10,500 in cash, before selling expenses. The net proceeds at closing from the sale of the facility of $9,800 were applied to reduce the Former Senior Credit Facility. The sale agreement and amended lease agreement permitted the Company to lease the facility through May 1, 2010, pending the Company’s relocation to a new site. The lease has been accounted for as an operating lease. The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6,800, and a deferred gain of approximately $1,700. The deferred gain represented the present value of the minimum lease payments over the term of the lease.
The Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2011	$1,040
2012	991
2013	969
2014	969
2015	998
Thereafter	4,390

Total	$9,357

The following is a summary of net rent expense under operating leases for the years ended March 31, 2010, 2009, and 2008:

	Minimum	Amortization	Net Rent
	Rentals	of Deferred Gain	Expense

2010	$1,895	$(718)	$1,177
2009	$1,121	$(883)	$238
2008	$284	$(131)	$153
13. CONTINGENCIES
Environmental Matters
We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former facilities that were never required for our current operations. These facilities were part of the business disposed of by TransTechnology Corporation, our former parent Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We record a liability for the amount that we determine to be our best estimate of the cost of remediation. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.
Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in estimated environmental liability reserves. In the fourth quarter of Fiscal 2010, the Company reviewed and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates. To support this reassessment, the Company retained the services of a nationally-recognized environmental consulting firm. Based upon the new information and the consultant’s analysis and recommendations, the Company determined that

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
its best estimate of its future environmental liabilities is now $14,496 before offsetting cost-sharing of about $1,500 that is classified mostly as a non-current asset.
At March 31, 2010 and 2009, the aggregate amount of liabilities recorded relative to environmental matters was $14,496 and $5,546, respectively. In Fiscal 2010 and Fiscal 2009, we spent $772 and $629, respectively, on environmental costs, and in fiscal 2011, we anticipate spending $1,023. These costs will be charged against our environmental liability reserve and will not impact income. We perform quarterly reviews of the status of our environmental sites and the related liabilities. Based on the reviews completed during the year, we increased the liability by $9,722 from the amounts recorded at March 31, 2009. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.
Although we take great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to federal and state environmental regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and actual remediation expenses that differ from those estimated. We do not include any unasserted claims that we might have against others in determining our potential liability for such costs, and, except as noted with regard to specific cost sharing arrangements, have no such arrangements, nor have we taken into consideration any future claims against insurance carriers that we may have in determining our environmental liabilities. In those situations where we are considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in our liability with regard to such a site.
We continue to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. We do not discount the recorded liabilities.
In the first quarter of Fiscal 2003, we entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which we developed a remediation plan for review and approval by the New York Department of Environmental Conservation. We were advised during the past fiscal year that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York, based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $4,255. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.
We sold the business previously operated at the property we own in Saltzburg, PA (“Federal Labs”). We presented an environmental cleanup plan during the fourth quarter of Fiscal 2000 for a portion of Federal Labs site, which was approved during the third quarter of Fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999 (the “1999 Consent Order”). Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in Fiscal 2001. We concluded a second Consent with PaDEP in the third quarter of Fiscal 2001 for a second portion of the Federal Labs site (the “2001 Consent Order”), and a third Consent Order for the remainder of the Federal Labs site was concluded in the third quarter of Fiscal 2003 (the “2003 Consent Order”). We submitted an environmental cleanup plan for the portion of the Federal Labs site covered by the 2003 Consent Order during the second quarter of Fiscal 2004. We are also administering an agreed settlement with the Federal Government, concluded in the first quarter of Fiscal 2000, under which the Federal Government pays 50% of the direct and indirect environmental response costs associated with a portion of the Fed Labs site subject to the 1999 Consent Order. The Company also concluded an agreement in the first quarter of Fiscal 2006, under which the Federal Government paid an amount equal to 45% of the estimated environmental response costs associated with a second portion of the Federal Labs site subject to the 2001 Consent Order. No

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
future payments are due under this second agreement. The Company is currently under a tolling agreement with the Federal Government with respect to the remainder of the Federal Labs site while we negotiate a cost sharing arrangement with respect to the final portion of the this site subject to the 2003 Consent Order. However, there can be no assurance we will be successful in these negotiations or any litigation seeking to enforce our rights to contribution and or indemnification from the Federal Government with respect to this final portion of the Federal Labs site. Our reserves are shown without giving effect to any cost sharing payments due from the Federal Government. These amounts are shown as other assets on our balance sheet.
At March 31, 2010, our reserve for environmental liabilities at Federal Labs was $5,833. These reserves increased $3,160 from March 31, 2009 in part as a result of the amount by which the actual expenses of operating and maintaining the remediation system on a portion of the Federal Labs site exceeded the original estimate of such expenses prepared by our consultants. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $100 and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
We have entered into a sales contract for the Glen Head, New York property for $4,000, and it is classified as held for sale in the amount of $3,800 after allowing for certain costs. The contract does not include a price adjustment clause and although there are conditions precedent to the buyer’s obligations to close, the contract does not allow for contract termination. Thus, the buyer cannot unilaterally terminate the contract without liability, a buy-out, or some other settlement that must be negotiated with the Company. However, there is no outside date for closing to occur and we must provide the buyer with a funded remediation plan and environmental insurance prior to the buyer being obligated to close. The buyer has indicated its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this former industrial site for residential purposes. Based on information provided by the buyer, we believe that all necessary approvals precedent to the sale of the Glen Head property are likely to be completed and the sale closed by June 2011. The property is the subject of a consent order with the State of New York in which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. We received a request from the Department this past fiscal year to provide delineation and testing with respect to offsite groundwater contamination. Neither the consent order nor the remediation plan affect the buyer’s obligation to close under the sales contract. At the time the sales contract was entered into in July 2001, the property had an appraised value of $3,300 without adjusting for the Company’s estimated cost of remediation, which is separately reserved. In 2005, the property had an appraised value of $4,200 without adjusting for the Company’s estimated cost of remediation. The property has not been appraised since 2005.
Litigation
The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s consolidated financial position or the results of operations or cash flows in future periods.
14. SEGMENT AND GEOGRAPHIC INFORMATION
Our products and related services aggregate into one reportable segment — sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)
Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2010	2009	2008
Customer A	$17,157	$14,973	$20,103
Customer B	$13,134	$14,358	$14,231
Customer C	$13,091	$12,230	$10,751

Net sales by geographic location of customers are summarized as follows:

Location	2010	2009	2008
United States	$41,115	$42,739	$41,483
Italy	9,506	7,753	9,344
Other non-United States	8,040	7,271	6,000
Pacific and Far East	4,309	5,857	5,433
Other European Countries	3,359	8,022	6,551
England	2,510	2,909	3,735
United Arab Emirates	188	876	3,428

Total	$69,027	$75,427	$75,974

15. UNAUDITED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Total
2010
Net sales	$13,362	$16,408	$21,168	$18,089		$69,027
Gross profit	5,234	5,963	8,009	1,445	(a)	20,651
Operating income (loss)	912	1,422	3,475	(12,532	)(b)	(6,723)
Net income (loss)	358	654	1,857	(8,912)		(6,043)

Basic earnings (loss) per share:	$0.04	$0.07	$0.20	$(0.95)		$(0.64)

Diluted earnings (loss) per share:	$0.04	$0.07	$0.20	$(0.95)		$(0.64)

	First	Second		Third	Fourth
	Quarter	Quarter		Quarter	Quarter	Total
2009
Net sales	$13,968	$14,507		$23,527	$23,425	$75,427
Gross profit	6,022	5,870		9,352	8,846	30,090
Operating income	1,816	1,256		4,634	3,647	11,353
Net income	765	143	(c)	2,470	2,382	5,760

Basic earnings per share:	$0.08	$0.02		$0.26	$0.25	$0.62

Diluted earnings per share:	$0.08	$0.02		$0.26	$0.25	$0.61

Notes To Consolidated Financial Statements
($ In Thousands Except Share Amounts)

(a)	Includes a pretax charge of $3,311 for a change in estimate of the inventory obsolescence reserve, $1,539 of unabsorbed manufacturing overhead related to the relocation, and $784 to accrue for estimated losses on engineering contracts.

(b)	Includes a pretax charge for a change in estimate for environmental liabilities of $8,135.

(c)	Includes a pretax charge of $551 for a loss on the extinguishment of debt.

($ In Thousands Except Share Amounts)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
     Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2010. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.
     Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

($ in Thousands Except Share Amounts)
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed not later than 120 days after March 31, 2010 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed not later than 120 days after March 31, 2010 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed not later than 120 days after March 31, 2010 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed not later than 120 days after March 31, 2010 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our definitive proxy statement with respect to our 2010 annual meeting of stockholders to be filed not later than 120 days after March 31, 2010 and is incorporated herein by this reference.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements, Schedules, and Exhibits:

1.	Financial Statements:

Consolidated Balance Sheets at March 31, 2010 and 2009

Statements of Consolidated Operations for the years ended March 31, 2010, 2009, and 2008

Statements of Consolidated Cash Flows for the years ended March 31, 2010, 2009, and 2008

Statements of Consolidated Stockholders’ Equity for the years ended March 31, 2010, 2009, and 2008

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms for the years ended March 31, 2010 and 2009

2.	Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2010, 2009, and 2008.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

($ in Thousands Except Share Amounts)
BREEZE-EASTERN CORPORATION SCHEDULE II
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2010, 2009 AND 2008

	Balance	Charged	Charged			Balance
	at	to	to			At
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts	Deductions		Period
2010
Allowances for doubtful accounts and sales returns	$30	$122	$—	$2		$150
Inventory reserves	1,303	3,533 (a)	—	2,298	(a)	2,538
Environmental reserves	5,546	9,722 (b)	—	772		14,496
Allowance for tax loss valuation	1,867	—	—	1,602		265

2009
Allowances for doubtful accounts and sales returns	101	7	—	78		30
Inventory reserves	1,688	84	—	469		1,303
Environmental reserves	5,819	356	—	629		5,546
Allowance for tax loss valuation	5,595	—	265 (c)	3,993		1,867

2008
Allowances for doubtful accounts and sales returns	72	81	—	52		101
Inventory reserves	1,721	256	—	289		1,688
Environmental reserves	5,387	490	250 (d)	308		5,819
Allowance for tax loss valuation	5,895	—	—	300		5,595

(a)	In the process of moving from Union, NJ to Whippany, NJ, the Company reviewed its inventory and identified $2,198 of items which would cost more to move and restock than their current or projected future market value; these items have been scrapped. Normal scrap during the Fiscal year was $100. Since this amount was more than was expected, the Company’s management reassessed the methodology used for estimating inventory obsolescence and determined that a modification was warranted. This change in methodology increased the Company’s estimate of inventory obsolescence to $2,538 at the March 31, 2010. The combination of these two events resulted in a non-cash pretax charge of $3,311. There was $222 of normal inventory obsolescence adjustments made during the Fiscal year bringing the total to $3,533.

(b)	In the fourth quarter of Fiscal 2010, the Company received and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates.

(c)	Increase is for a deferred tax asset related to a discontinued operation.

(d)	A contractual undertaking for a contingent liability related to the sale of the Company’s headquarters facility and plant located in Union, New Jersey.

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

10.1	Amended and Restated 1992 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-2, File No. 333-37395, filed with the SEC on October 8, 1997)

10.2	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)

10.3	Form of Stock Option Agreement under the Company’s 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2000)

10.4	Form of Restricted Stock Award Agreement under the Company’s 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2000)

10.5	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)

10.6	Form of Stock Option Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.7	Form of Restricted Stock Award Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006

10.8	2006 Long Term Incentive Plan of the Company (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders)

10.9	Form of Stock Option Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.10	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.11	Agreement of Sale between the Company and Bed Bath & Beyond, Inc., dated as of November 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 30, 2007)

10.12	Net Lease Agreement between the Company and Bed Bath & Beyond, dated as of February 8, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

10.13	Credit Agreement by and among the Company, as Borrower, the Guarantors that are signatories thereto, as the Guarantors, T.D. Bank, N.A, as a Lender, PNC Bank, National Association, as a Lender and the Administrative Agent for the Lenders, and PNC Capital Markets, LLC, as Arranger, dated as of August 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2008)

10.14	Net Lease Agreement between the Company and 35 Melanie Lane, L.L.C., dated as of May 13, 2009 (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009)

10.15	First Amendment to Credit Agreement by and among the Company, as Borrower, the Guarantors that are parties thereto, the Lenders that are Parties thereto, as the Lenders, and PNC Bank, National Association, as Administrative Agent, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 7, 2009)

Exhibit No.	Description
10.16	Employment Agreement between the Company and Michael Harlan, dated July 24, 2009 (incorporated by reference to Exhibit 10.36 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.17	Stock Option Agreement between the Company and Michael Harlan, dated August 17, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.18	Employment Agreement between the Company and Mark D. Mishler, dated December 10, 2009 (incorporated by reference to Exhibit 10.38 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.19*	Termination Agreement between the Company and Robert L.G. White dated December 8, 2009

10.20*	Termination Agreement between the Company and Joseph F. Spanier dated January 5, 2010

10.21*	Stock Option Agreement between the Company and Mark D. Mishler, dated January 6, 2010

16.1	Letter from Margolis & Company, P.C. regarding the resignation of the independent accountant (incorporated by reference to Exhibit 16 to Form 8-K filed September 1, 2009)

21.1*	Subsidiaries of the Company

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2*	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION
By:	/s/ Michael Harlan, Jr.
Michael Harlan, Jr.
President and Chief Executive Officer

/s/ Mark D. Mishler
Mark D. Mishler.
Senior Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: June 28, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Grigg Charles W. Grigg	Chairman of the Board of Directors	June 28, 2010

/s/ Mark D. Mishler Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	June 28, 2010

/s/ Michael Harlan, Jr. Michael Harlan, Jr.	President and Chief Executive Officer (Principal Executive Officer) Director	June 28, 2010

/s/ William H. Alderman William H. Alderman	Director	June 28, 2010

/s/ Jay R. Harris Jay R. Harris	Director	June 28, 2010

/s/ William J. Recker William J. Recker	Director	June 28, 2010

/s/ Russell M. Sarachek Russell M. Sarachek	Director	June 28, 2010

Signature	Title	Date

/s/ William M. Shockley William M. Shockley	Director	June 28, 2010

/s/ Frederick Wasserman Frederick Wasserman	Director	June 28, 2010