Form 10-K/A
period 2010-03-31
BREEZE-EASTERN CORP
filed 2010-07-06
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     Breeze-Eastern Corporation (the “Company,” “we” or “us”) is filing this Amendment No. 1 (this “Amendment”) to our Annual Report on Form 10-K for the year ended March 31, 2010 (the “Form 10-K”), which was originally filed on June 28, 2010, for the sole purpose of amending and restating Exhibit 23.1, Consent of Marcum LLP (“Marcum”), to include a consent to the incorporation by reference into our registration statements on Form S-8 of Marcum’s report relating to our consolidated financial statements, financial statement schedules and our management’s report on internal control over financial reporting for the year ended March 31, 2010.
     No other revisions or amendments have been made to any other portion of our Form 10-K. This Amendment does not reflect events occurring after June 28, 2010, the date of the original filing of the Form 10-K, or modify or update those disclosures that may have been affected by subsequent events. In addition, currently-dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION
By:	/s/ Mark D. Mishler
Mark D. Mishler
Senior Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: July 6, 2010

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
31.2	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

1