Form 10-Q
period 2010-06-30
BREEZE-EASTERN CORP
filed 2010-08-10
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                No ☑
As of July 30, 2010, the total number of outstanding shares of common stock was 9,396,130.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited condensed consolidated Statement of Operations for the period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire Fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2010.
When the Company refers to its Fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the Fiscal year ended on March 31st of that year. Thus the Company is currently operating in its Fiscal year 2011, which commenced on April 1, 2010. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s Fiscal years.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
	June 30, 2010	March 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,361	$3,371
Accounts receivable (net of allowance for doubtful accounts of $154 at June 30, 2010 and $150 at March 31, 2010)	14,880	12,102
Tax refund receivable	904	904
Inventories	16,900	17,365
Prepaid expenses and other current assets	537	423
Deferred income taxes	5,609	5,686

Total current assets	41,191	39,851

PROPERTY:
Property and equipment	17,216	20,323
Less accumulated depreciation and amortization	7,939	10,748

Property — net	9,277	9,575

OTHER ASSETS:
Deferred income taxes	13,430	13,718
Goodwill	402	402
Real estate held for sale	3,800	3,800
Other	8,426	8,762

Total other assets	26,058	26,682

TOTAL ASSETS	$76,526	$76,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	3,286	3,286
Accounts payable — trade	6,160	5,578
Accrued compensation	2,267	2,286
Accrued income taxes	155	114
Other current liabilities	3,552	3,399

Total current liabilities	15,420	14,663

LONG-TERM DEBT, NET OF CURRENT PORTION	13,964	14,786

OTHER LONG-TERM LIABILITIES	18,583	18,839

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	47,967	48,288

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,813,097 at June 30, 2010 and March 31, 2009, respectively	98	98
Additional paid-in capital	94,734	94,612
Accumulated deficit	(59,274)	(59,863)
Accumulated other comprehensive loss	(254)	(285)

	35,304	34,562

Less treasury stock, at cost — 416,386 at June 30, 2010 and 416,147 at March 31, 2010	(6,745)	(6,742)

Total stockholders’ equity	28,559	27,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$76,526	$76,108

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2010	June 28, 2009
| |
Net sales	$16,540	$13,362
Cost of sales	10,407	8,128

Gross profit	6,133	5,234

Selling, general, and administrative expenses	4,629	4,184
Relocation expense	211	138

Operating income	1,293	912

Interest expense	214	234
Other expense — net	64	61

Income before incomes taxes	1,015	617

Income tax provision	426	259

Net income	$589	$358

Earnings per common share:
Basic net income per share	$0.06	$0.04
Diluted net income per share	0.06	0.04

Weighted-average basic shares outstanding	9,397,000	9,365,000
Weighted-average diluted shares outstanding	9,412,000	9,382,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three Months Ended
	June 30, 2010	June 28, 2009

Cash flows from operating activities:
Net income	$589	$358
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	4	—
Depreciation and amortization	470	359
Non-cash interest expense	108	15
Stock based compensation	119	176
Provision for losses on accounts receivable	4	1
Deferred taxes-net	343	222

Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(2,782)	5,050
Decrease (increase) in inventories	465	(4,691)
Decrease (increase) in other assets	281	(302)
Increase in accounts payable	582	19
(Decrease) increase in accrued compensation	(19)	79
Increase (decrease) in accrued income taxes	41	(50)
(Decrease) increase in other liabilities	(158)	79

Net cash provided by operating activities	47	1,315

Cash flows from investing activities:
Capital expenditures	(174)	(843)
Capitalized project costs	(61)	(114)

Net cash used in investing activities	(235)	(957)

Cash flows from financing activities:
Payments on long-term debt	(822)	(821)
Net borrowings (repayments) of other debt	—	—

Net cash used in financing activities	(822)	(821)

Decrease in cash	(1,010)	(463)
Cash at beginning of period	3,371	2,667

Cash at end of period	$2,361	$2,204

Supplemental information:
Interest payments	$162	$198
Income tax payments	$42	$87
See notes to condensed consolidated financial statements.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 1. Financial Presentation
The following unaudited, Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets, and Condensed Consolidated Statements of Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.
NOTE 2. Earnings Per Share
The computation of basic earnings per share is based on the weighted-average number of common shares outstanding. The computation of diluted earnings per share assumes the foregoing as well as the exercise of all dilutive stock options using the treasury stock method.
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	June 30,	June 28,
	2010	2009
Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,397,000	9,365,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,397,000	9,365,000
Stock options (a)	15,000	17,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,412,000	9,382,000

(a)	During the three month periods ended June 30, 2010 and June 28, 2009, options to purchase 367,000 and 382,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three month periods ended June 30, 2010 and June 28, 2009, includes stock-based compensation expense of $69 net of tax, or $0.01 per diluted share, and $102 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.
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
The Black-Scholes weighted-average value per option granted in Fiscal 2011 was $2.41. In Fiscal 2010, the Black-Scholes weighted-average values per option granted were $2.52, $2.55, and $2.63. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2011 and Fiscal 2010. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2011 $2.41 value	2010 $2.52 value	2010 $2.55 value	2010 $2.63 value
	per option	per option	per option	per option
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	30.19%	32.6%	34.0%	34.0%
Risk-free interest rate	3.2%	3.1%	3.2%	3.4%
Expected term of options (in years)	7.0	7.0	7.0	7.0
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors:

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	26,000	—	—	6.20
Exercised	—	—	—	—
Canceled or expired	(48,000)	—	—	8.65

Outstanding at June 30, 2010	602,911	10	7	8.27

Options exercisable at June 30, 2010	397,577	10	5	9.08
Unvested options expected to become exercisable after June 30, 2010	205,334	—	9	6.70
Shares available for future option grants at June 30, 2010 (a)	185,214

(a)	May be decreased by restricted stock grants.
No options were exercised during the first three months of Fiscal 2011.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
During the first three months of Fiscal 2011 and Fiscal 2010, stock option compensation expense recorded in selling, general and administrative expenses was $63 and $109, respectively, before taxes of $23 and $46, respectively. As of June 30, 2010, there was $438 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 2.1 years.
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
A summary of restricted stock award activity under all plans follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Non-vested at March 31, 2010	37,984	$6.43
Granted	—	—
Vested	(1,899)	11.61
Cancelled	(239)	11.07

Non-vested at June 30, 2010	35,846	6.12

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of Fiscal 2011 and Fiscal 2010, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $56 and $67, respectively, before taxes of $23 and $28, respectively. As of June 30, 2010, there was approximately $26 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.
NOTE 4. Inventories
Inventories are summarized as follows:

	June 30,	March 31,
	2010	2010
Finished goods	$1,094	$1,985
Work in process	5,266	6,133
Purchased and manufactured parts	13,128	11,785

	19,488	19,903
Reserve for slow moving and obsolescence	(2,588)	(2,538)

Total	$16,900	$17,365

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years; and historical trends showed that 1.1% of purchases would eventually be scrapped.
NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three month periods ended June 30, 2010 and June 28, 2009 was $468 and $354, respectively.
Average estimated useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years
The Company classified as real estate held for sale on the condensed consolidated balance sheets a property currently under sales contract owned in Glen Head, New York. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. The net sale proceeds are expected to be $3,800. See Note 13 for a discussion of environmental matters related to this site.
NOTE 6. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 30, 2010 are summarized as follows:

Balance at March 31, 2010	$179
Warranty costs incurred	(41)
Change in estimates to pre-existing warranties	(1)
Product warranty accrual	70

Balance at June 30, 2010	$207
NOTE 7. Income Taxes
Income taxes for the three month period ended June 30, 2010 was computed using the effective tax rate estimated to be applicable for the full Fiscal year, which is subject to ongoing review and evaluation by management.
At June 30, 2010, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $23,400 and $11,733, respectively, which are due to expire in fiscal 2022 through fiscal 2030 and fiscal 2011 through fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 has been established relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
At June 30, 2010, the current deferred tax assets are $5,609, and non-current deferred tax assets are $13,430. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.

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
At June 30, 2010, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during Fiscal 2011.
NOTE 8. Long-Term Debt Payable to Banks
Long-term debt, including current maturities, consists of the following:

$ Thousands	June 30, 2010	March 31, 2010
Senior Credit Facility	$17,250	$18,072
Less current maturities	3,286	3,286

Total long-term debt	$13,964	$14,786

Senior Credit Facility -The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and, at the inception of the credit agreement in August 2008, term loans totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. Accordingly, the balance sheet reflects $3,286 of current maturities due under the term loan of the Senior Credit Facility as of June 30, 2010.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At June 30, 2010, the Senior Credit Facility had a blended interest rate of 4.1%, for debt of $17,100 tied to LIBOR and for debt of $150 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At June 30, 2010, there were no outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $9,049 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At June 30, 2010, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Interest Rate Swap - The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first three months of Fiscal 2011.
NOTE 9. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2-Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3-Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
The carrying amount reported in the Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving portion of the Senior Credit Facility, if applicable, would approximate fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the long-term debt was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features.
The carrying amounts and fair value of the Company’s financial instruments are presented below as of June 30, 2010.

	Carrying Amount	Fair Value
Long-term debt	$17,250	$17,250
Interest rate swap liability included in other long- term liabilities (Level 2)	164	164
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $159 and $205, respectively, for the three month periods ended June 30, 2010 and June 28, 2009.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,063 and $3,376 as of June 30, 2010 and March 31, 2010, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 30, 2010	June 28, 2009	June 30, 2010	June 28, 2009
Interest cost	$11	$9	$44	$—
Amortization of net (gain) loss	6	—	—	—

Net periodic cost	$17	$9	$44	$—

NOTE 11. Concentration of Credit Risk
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2010, the Company had no other significant concentrations of credit risk.
NOTE 12. New Accounting Standards
In January 2010, the FASB issued updated guidance related to ASC 820, “Fair Value Measurements and Disclosure,” which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.
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
In February 2010, the FASB issued updated guidance related to ASC 855, “Subsequent Events.” The amendments within Accounting Standards Update (“ASU’) 2010-09 were issued by the FASB due to questions that were raised in practice that the requirements to disclose the date that the financial statements are issued potentially conflict with some of the SEC’s guidance.

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
NOTE 13. Contingencies
Environmental Matters
The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of its former facilities that were never required for its current operations. These facilities were part of the business disposed of by TransTechnology Corporation, the former parent of the Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions. The Company records a liability for the amount that it determines to be the best estimate of the cost of remediation. The Company does not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.
In the fourth quarter of Fiscal 2010, the Company reviewed and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates. To support this reassessment, the Company retained the services of a nationally-recognized environmental consulting firm. Based upon the new information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is now $14,546 before offsetting cost-sharing of approximately $1,500 that is classified mostly as a non-current asset.
At June 30, 2010 and March 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $14,546 and $14,496, respectively. In the first three months of Fiscal 2011, and for the entire Fiscal 2010, the Company spent $58 and $772, respectively, on environmental costs. In Fiscal 2011, the Company anticipates spending $1,023. These costs will be charged against the Company’s environmental liability reserve and will not impact income. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. Based on the reviews completed during Fiscal 2010, the Company increased the liability by $9,722 from the amounts recorded at March 31, 2009. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.
Although the Company takes great care in the development of these risk assessments and future cost estimates, the actual amount of the remediation costs may be different from those estimated as a result of a number of factors including: changes to federal and state environmental regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and actual remediation

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
expenses that differ from those estimated. The Company does not include any unasserted claims that it might have against others in determining its potential liability for such costs, and, except as noted with regard to specific cost sharing arrangements, has no such arrangements, nor has the Company taken into consideration any future claims against insurance carriers that it may have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the liability with regard to such a site.
The Company continues to participate in environmental assessments and remediation work at eleven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.
In the first quarter of Fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company was advised during Fiscal 2010 that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York, based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $4,277. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.
The Company sold the business previously operated at the property it owns in Saltzburg, PA (“Federal Labs”). The Company presented an environmental cleanup plan during the fourth quarter of Fiscal 2000 for a portion of Federal Labs site, which was approved during the third quarter of Fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in fiscal 1999 (the “1999 Consent Order”). Pursuant to the Consent Order, upon its execution the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in Fiscal 2001. The Company concluded a second Consent with PaDEP in the third quarter of Fiscal 2001 for a second portion of the Federal Labs site (the “2001 Consent Order”), and a third Consent Order for the remainder of the Federal Labs site was concluded in the third quarter of Fiscal 2003 (the “2003 Consent Order”). The Company submitted an environmental cleanup plan for the portion of the Federal Labs site covered by the 2003 Consent Order during the second quarter of Fiscal 2004. The Company is also administering an agreed settlement with the Federal Government, concluded in the first quarter of Fiscal 2000, under which the Federal Government pays 50% of the direct and indirect environmental response costs associated with a portion of the Fed Labs site subject to the 1999 Consent Order. The Company also concluded an agreement in the first quarter of Fiscal 2006, under which the Federal Government paid an amount equal to 45% of the estimated environmental response costs associated with a second portion of the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement. The Company is currently under a tolling agreement with the Federal Government with respect to the remainder of the Federal Labs site while we negotiate a cost sharing arrangement with respect to the final portion of this site subject to the 2003 Consent Order. However, there can be no assurance the Company will be successful in these negotiations or any litigation seeking to enforce our rights to contribution and or indemnification from the Federal Government with respect to this final portion of the Federal Labs site. The reserves are shown without giving effect to any cost sharing payments due from the Federal Government. These amounts are shown as other assets on our balance sheet.
At June 30, 2010, the reserve for environmental liabilities at Federal Labs was $5,851. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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
The Company has entered into a sales contract for the Glen Head, New York property for $4,000, and it is classified as held for sale in the amount of $3,800 after allowing for certain costs. The contract does not include a price adjustment clause and

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
although there are conditions precedent to the buyer’s obligations to close, the contract does not allow for contract termination. Thus, the buyer cannot unilaterally terminate the contract without liability, a buy-out, or some other settlement that must be negotiated with the Company. However, there is no outside date for closing to occur and we must provide the buyer with a funded remediation plan and environmental insurance prior to the buyer being obligated to close. The buyer has indicated its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this former industrial site for residential purposes. Based on information provided by the buyer, the Company believes that all necessary approvals precedent to the sale of the Glen Head property are likely to be completed and the sale closed by June 2011. The property is the subject of a consent order with the State of New York in which the Company has developed a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company received a request from the Department in Fiscal 2010 to provide delineation and testing with respect to offsite groundwater contamination. Neither the consent order nor the remediation plan affect the buyer’s obligation to close under the sales contract. At the time the sales contract was entered into in July 2001, the property had an appraised value of $3,300 without adjusting for the Company’s estimated cost of remediation, which is separately reserved. In 2005, the property had an appraised value of $4,200 without adjusting for the Company’s estimated cost of remediation. The property has not been appraised since 2005.
Litigation
The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s consolidated financial position or the results of operations or cash flows in future periods.
NOTE 14. Segment, Geographic Location and Customer Information
Our products and related services aggregate into one reportable segment — sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.
During the three month period ended June 30, 2010, 32%, 17%, 13% and 11% of net sales were made to four major customers, respectively. During the three month period ended June 28, 2009, 24%, 20% and 13% of net sales were made to three major customers, respectively.
Net sales below show the geographic location of customers for the three month period ended June 30, 2010 and June 28, 2009:

Location	June 30, 2010	June 28, 2009
United States	$10,276	$6,295
Other non-United States	1,924	1,747
Italy	1,557	2,220
Pacific and Far East	1,534	1,592
Other European countries	889	1,229
England	360	279

Total	$16,540	$13,362

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting the Company in locations in which it conducts its business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by the Company to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2010 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements based on changes in internal estimates, expectations, or otherwise.
Unless otherwise indicated or the context otherwise requires, all references to the “Company,” the “registrant” “we,” “us” or “our” and similar terms in this report refer to Breeze-Eastern Corporation and its subsidiaries. All dollar amounts stated herein are in thousands except per share amounts. All references to years in this report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified. This report reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods reflected. Certain prior fiscal year amounts may have been reclassified to conform to the current fiscal year presentation.
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
Products
As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109, Agusta A119, AgustaWestland AW139, and AgustaWestland Future Lynx helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds
Our external cargo hook systems are original equipment on most military medium and heavy lift helicopters manufactured today. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line.
We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, CASA C-295, and Airbus A400M. In addition, we have a contract with Airbus to develop and sell a new cargo positioning and restraint system for the A400M cargo plane and will be the sole supplier of this system with anticipated delivery beginning after Fiscal 2012.
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
Services
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
We discuss segment information in Note 14 of our “Notes to Condensed Consolidated Financial Statements” contained elsewhere in this report.
OUTLOOK
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
CRITICAL ACCOUNTING POLICIES
For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2010 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.
Results of Operations
Three Months Ended June 30, 2010 Compared with Three Months Ended June 28, 2009

	Three Months Ended		Increase/(Decrease)
	June 30,	June 28,
	2010	2009	$	%

Products	$13,085	$8,188	$4,897	59.8%
Services	3,455	5,174	(1,719)	(33.2)

Net sales	16,540	13,362	3,178	23.8

Products	7,200	4,552	2,648	58.2
Services	3,207	3,576	(369)	(10.3)

Cost of sales	10,407	8,128	2,279	28.0

Gross profit	6,133	5,234	899	17.2

Selling, general, and administrative expenses	4,629	4,184	445	10.6
Relocation expense	211	138	73	52.9

Operating income	1,293	912	381	41.8

Interest expense	214	234	(20)	(8.6)

Net income	$589	$358	$231	64.5%
Net Sales. Fiscal 2011 first quarter net sales of $16,540 increased by $3,178, or 23.8%, from net sales of $13,362 in the Fiscal 2010 first quarter. Fiscal 2011 products sales of $13,085 were $4,897, or 59.8%, above

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
prior year primarily due to increased spare parts volume of $4,111 resulting primarily from U.S. military shipments and also due to increased new equipment volume of $786.
Fiscal 2011 first quarter services sales of $3,455 were lower by $1,719, or 33.2%, compared with prior year primarily due to reduced overhaul and repair volume and also due to lower engineering services volume. Overhaul and repair sales were lower than last year due to ramping up operations in the Fiscal 2011 first quarter following our March 2010 relocation to our Whippany, New Jersey facility.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2010 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we beleive Fiscal 2011 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $7,200 in the Fiscal 2011 first quarter was 58.2% higher than the prior year primarily due to higher sales and also due to under-absorbed manufacturing overhead. Cost of services provided in the Fiscal 2011 first quarter of $3,207 was $369 lower than the prior due lower sales volume, partly offset by under-absorbed overhead.
The under-absorbed overhead of $1,222 resulted from a manufacturing ramp-up period early in the Fiscal 2011 first quarter due to our relocation in March 2010. This under-absorption is about equally split between product and services.
Gross profit. Gross profit of $6,133 in the Fiscal 2011 first quarter was 17.2% ahead of the same period in Fiscal 2010. The dollar increase is due to sales volume growth in spare parts and in new equipment, partly offset by under-absorbed overhead. As a percent of sales, the gross profit margin was 37.1% for the Fiscal 2011 first quarter compared with 39.2% for the prior year. Excluding under-absorbed overhead of $1,222, or 7.4% of sales, gross profit margin as a percent of sales would have been 44.5% and reflects a favorable shift in mix due to higher margins on spare parts.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $4,629 in the Fiscal 2011 first quarter compared with $4,184 in the Fiscal 2010 first quarter, an increase of $445. This increase is primarily due to higher engineering expenditures and amortization related to the relocation. As a percent of sales, SG&A was 28.0% in the Fiscal 2011 first quarter versus 31.3% in the comparable period last year.
We relocated our headquarters and factory during the Fiscal 2010 fourth quarter and incurred $211 of expenses related to the move in the Fiscal 2011 first quarter.
Interest Expense. Interest expense was $214 in the Fiscal 2011 first quarter versus $234 in the Fiscal 2010 first quarter. The decline in interest expense is due to $3,286 lower total debt, partly offset by higher interest rates.
Net Income. Net income was $589, or $0.06 per diluted share, in the Fiscal 2011 first quarter compared with $358, or $0.04 per diluted share, in the same period in Fiscal 2010. The net income increase resulted from the higher sales volume and gross profit, partly offset by SG&A expenses that increased at half the rate of sales growth.
New Orders. New products and services orders received during the three months ended June 30, 2010 increased 26.2% to $19,730 compared with $15,632 during the three months ended June 28, 2009. The increase was due to spare parts orders, primarily from the U.S. military. Orders for new equipment decreased by $1,145, or 13.9%, primarily due to customers deferring their production requirements.
New orders for services in overhaul and repair and engineering were essentially equal to the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Backlog. Backlog at June 30, 2010 was $133,334 compared with $133,258 at June 28, 2009 as most of the new spare parts orders received in the Fiscal 2011 first quarter orders shipped in the same quarter. The backlog at June 30, 2010 and June 28, 2009 includes approximately $69,936 and $67,235, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $47,916 at June 30, 2010 is scheduled for shipment during the next twelve months.
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
A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.2 for the Fiscal 2011 first quarter and the Fiscal 2010 first quarter.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand, cash generated from operations, and our $33,000 Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months.
Our $33,000 Senior Credit Facility consists of a $10,000 revolving line of credit (“Revolver”) and, at the inception of the credit agreement in August 2008, term loans totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrue interest at either the “Base Rate” (as defined in the credit agreement) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined in the credit agreement) for the most recent four quarters and is calculated at each quarter end. At June 30, 2010, the term loan balance was $17,250, there were no outstanding Revolver borrowings, there were $951 in outstanding (standby) letters of credit, and $9,049 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 8 of our financial statements. At June 30, 2010, we were in compliance with all covenant provisions of the Senior Credit Facility.
Working Capital
Working capital at June 30, 2010 was $25,771, an increase of $583, versus $25,188 at March 31, 2010. The ratio of current assets to current liabilities was 2.7:1.0 at both June 30, 2010 and the beginning of Fiscal 2011. The working capital increase resulted primarily from a $2,778 increase in accounts receivable. Partly offsetting this amount was a $1,010 cash decrease, a $465 decrease in inventories, a $582 accounts payable increase, and a $138 net decrease in other working capital items.
The accounts receivable days outstanding based on 360 days decreased to 61.5 days at June 30, 2010, from 74.0 days at March 31, 2010, due partly to lower accounts receivable balances exceeding ninety-days

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
outstanding. Inventory turnover increased to 2.4 turns at June 30, 2010 versus 1.6 turns at June 28, 2009 due to management’s focus since January 2010 on reducing inventory and large spare part shipments in the Fiscal 2011 first quarter.
Capital Expenditures
Capital expenditures-operations for the three months ended June 30, 2010 and June 28, 2009 were $45 and $104, respectively. Capitalized relocation expenditures for the three months ended June 30, 2010 and June 28, 2009 were $129 and $739, respectively. Capitalized project costs for engineering for the three months ended June 30, 2010 and June 28, 2009 were $61 and $114, respectively.
Senior Credit Facility
The Senior Credit Facility is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.
Interest Rate Swap
The Interest Rate Swap is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.
TAX BENEFITS FROM NET OPERATING LOSSES
The Tax Benefits from Net Operating Losses is discussed in Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt principal repayments (a)	$17,250	$3,286	$6,571	$7,393	$—
Estimated interest payments on long-term debt (b)	1,498	618	837	43	—
Operating leases (c)	9,251	1,017	2,035	2,040	4,159
Purchase Obligations (d)	100	100	—	—	—

Total	$28,099	$5,021	$9,443	$9,476	$4,159

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained elsewhere in this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 4.1%, our blended interest rate at June 30, 2010.

(c)	Obligations for capital equipment and build-out of our facility in Whippany, New Jersey.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)

(d)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.
INFLATION
Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.
CONTINGENCIES
Environmental matters — Environmental matters are discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.
Litigation — Litigation is discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.
RECENTLY ISSUED ACCOUNTING STANDARDS
The recent accounting pronouncements are discussed in Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

($ In Thousands Except Share data)
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first three months of Fiscal 2011.
At June 30, 2010, $17,100 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $86 based on the debt outstanding under the facility at June 30, 2010.

($ In Thousands Except Share data)
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows in future periods.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2010 as filed with the Securities and Exchange Commission and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: August 10, 2010	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.