Form 10-Q
period 2010-09-30
BREEZE-EASTERN CORP
filed 2010-10-29
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 15, 2010, the total number of outstanding shares of common stock was 9,429,036.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited condensed consolidated Statement of Operations for the period ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2010.
When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31st of that year. Thus the Company is currently operating in its fiscal year 2011, which commenced on April 1, 2010. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
	September 30, 2010	March 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,887	$3,371
Accounts receivable (net of allowance for doubtful accounts of $156 at September 30, 2010 and $150 at March 31, 2010)	10,787	12,102
Tax refund receivable	904	904
Inventories	17,908	17,365
Prepaid expenses and other current assets	715	423
Deferred income taxes	5,541	5,686

Total current assets	40,742	39,851

PROPERTY:
Property and equipment	17,301	20,323
Less accumulated depreciation and amortization	8,363	10,748

Property — net	8,938	9,575

OTHER ASSETS:
Deferred income taxes	13,066	13,718
Goodwill	402	402
Real estate held for sale	3,800	3,800
Other	8,916	8,762

Total other assets	26,184	26,682

TOTAL ASSETS	$75,864	$76,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	2,464	3,286
Accounts payable — trade	6,295	5,578
Accrued compensation	2,492	2,286
Accrued income taxes	200	114
Other current liabilities	3,016	3,399

Total current liabilities	14,467	14,663

LONG-TERM DEBT, NET OF CURRENT PORTION	13,143	14,786

OTHER LONG-TERM LIABILITIES	18,965	18,839

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	46,575	48,288

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,846,003 at September 30, 2010 and 9,813,097 at March 31, 2010	98	98
Additional paid-in capital	94,810	94,612
Accumulated deficit	(58,630)	(59,863)
Accumulated other comprehensive loss	(240)	(285)

	36,038	34,562
Less treasury stock, at cost — 416,967 at September 30, 2010 and 416,147 at March 31, 2010	(6,749)	(6,742)

Total stockholders’ equity	29,289	27,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$75,864	$76,108

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Net sales	$15,106	$16,408	$31,646	$29,770
Cost of sales	8,930	10,445	19,337	18,573

Gross profit	6,176	5,963	12,309	11,197

Selling, general, and administrative expenses	4,816	4,488	9,446	8,672
Relocation expense	—	51	211	189

Operating income	1,360	1,424	2,652	2,336

Interest expense	170	229	383	463
Other expense — net	81	67	145	128

Income before incomes taxes	1,109	1,128	2,124	1,745

Income tax provision	466	474	892	733

Net income	$643	$654	$1,232	$1,012

Earnings per common share:
Basic net income per share	$0.07	$0.07	$0.13	$0.11
Diluted net income per share	0.07	0.07	0.13	0.11

Weighted-average basic shares outstanding	9,400,000	9,389,000	9,398,000	9,377,000
Weighted-average diluted shares outstanding	9,412,000	9,394,000	9,412,000	9,388,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six Months Ended
	September 30, 2010	September 27, 2009

Cash flows from operating activities:
Net income	$1,232	$1,012
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss on disposal of property and equipment	29	—
Depreciation and amortization	998	740
Non-cash reserve accretion	218	16
Stock based compensation	195	356
Provision for losses on accounts receivable	6	3
Deferred taxes-net	764	627

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	1,310	4,021
(Increase) decrease in inventories	(543)	(6,194)
(Increase) decrease in other assets	(277)	(427)
Increase (decrease) in accounts payable	717	(209)
Increase (decrease) in accrued compensation	202	390
Increase (decrease) in accrued income taxes	86	(12)
Increase (decrease) in other liabilities	(396)	(369)

Net cash provided by (used in) operating activities	4,541	(46)

Cash flows from investing activities:
Capital expenditures	(386)	(1,610)
Capitalized project costs	(174)	(382)

Net cash (used in) investing activities	(560)	(1,992)

Cash flows from financing activities:
Payments on long-term debt	(2,465)	(1,642)
Net borrowings (repayments) of other debt	—	2,400

Net cash (used in) provided by financing activities	(2,465)	758

Increase (decrease) in cash	1,516	(1,280)
Cash at beginning of period	3,371	2,667

Cash at end of period	$4,887	$1,387

Supplemental information:
Interest payments	$325	$389
Income tax payments	42	117
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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30,	September 27,	September 30,	September 27,
	2010	2009	2010	2009

Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,400,000	9,389,000	9,398,000	9,377,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,400,000	9,389,000	9,398,000	9,377,000
Stock options (a)	12,000	5,000	14,000	11,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,412,000	9,394,000	9,412,000	9,388,000

(a)	During the three and six month periods ended September 30, 2010, options to purchase 354,000 and 360,000 shares of common stock, respectively, and during the three and six month periods ended September 27, 2009, options to purchase 493,000 and 438,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three and six month periods ended September 30, 2010, includes stock-based compensation expense of $44 net of tax, or $0.00 per diluted share, and $114 net of tax, or $0.01 per diluted share, respectively. Net income for the three and six month periods ended September 27, 2009, includes stock-based compensation expense of $104 net of tax, or $0.01 per diluted share, and $206 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), and the 2006 Long-Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, there remain outstanding unexercised options granted in Fiscal years 2001, 2004, 2006 and 2008. The 1992 Plan expired in September 2002, and no further grants or awards may be made under this plan. There remain outstanding unexercised options granted in Fiscal 2002 under the 1992 Plan.
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

	2011 $2.41	2010 $2.52	2010 $2.55	2010 $2.63
	value per	value per	value per	value per
	option	option	option	option

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	30.2%	32.6%	34.0%	34.0%
Risk-free interest rate	3.2%	3.1%	3.2%	3.4%
Expected term of options (in years)	7.0	7.0	7.0	7.0

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	26,000	—	—	6.20
Exercised	—	—	—	—
Canceled or expired	(63,000)	—	—	9.07

Outstanding at September 30, 2010	587,911	232	6	8.21

Options exercisable at September 30, 2010	431,244	106	5	8.83
Unvested options expected to become exercisable after September 30, 2010	156,667	125	9	6.49
Shares available for future option grants at September 30, 2010 (a)	167,308

(a)	May be decreased by restricted stock grants.
No options were exercised during the first six months of Fiscal 2011.
During the first six months of Fiscal 2011 and Fiscal 2010, stock option compensation expense recorded in selling, general and administrative expenses was $120 and $206, respectively, before taxes of $50 and $87, respectively. As of September 30, 2010, there was $378 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 1.8 years.
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
A summary of restricted stock award activity under all plans follows.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested at March 31, 2010	37,984	$6.43
Granted	32,906	6.85
Vested	(36,899)	6.29
Cancelled	(239)	11.07

Non-vested at September 30, 2010	33,752	6.95

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
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first six months of Fiscal 2011 and Fiscal 2010, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $76 and $150, respectively, before taxes of $32 and $63, respectively. As of September 30, 2010 there was approximately $231 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of 1.1 years.
NOTE 4. Inventories
Inventories are summarized as follows:

	September 30,	March 31,
	2010	2010
Finished goods	$979	$1,985
Work in process	6,161	6,133
Purchased and manufactured parts	13,430	11,785

	20,570	19,903
Reserve for slow moving and obsolescence	(2,662)	(2,538)

Total	$17,908	$17,365

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped.
NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three and six month periods ended September 30, 2010 was $528 and $998, respectively, and for the three and six month periods ended September 27, 2009 was $381 and $740, respectively.
Average estimated useful lives for property are as follows.

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years
The Company classified as real estate held for sale on the condensed consolidated balance sheets a property owned in Glen Head, New York that is currently under sales contract. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. The net sale proceeds are expected to be $3,800. See Note 13 for a discussion of environmental matters related to this site.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 6. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2010 are summarized as follows.

Balance at March 31, 2010	$179
Warranty costs incurred	(74)
Change in estimates to pre-existing warranties	(7)
Product warranty accrual	85

Balance at September 30, 2010	$183

NOTE 7. Income Taxes
Income taxes for the three and six month periods ended September 30, 2010 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
At September 30, 2010, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $22,292 and $10,625, respectively, which are due to expire in Fiscal 2022 through Fiscal 2030 and Fiscal 2011 through Fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 has been established relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
At September 30, 2010, the current deferred tax assets are $5,541, and non-current deferred tax assets are $13,066. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
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
In the second quarter of Fiscal 2011, the Internal Revenue Service (IRS) commenced an examination of the Company’s Federal income tax return for Fiscal 2009.
At September 30, 2010, the Company had no unrecognized tax benefits for uncertain tax positions.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 8. Long-Term Debt Payable to Banks
Long-term debt, including current maturities, consists of the following.

	September 30, 2010	March 31, 2010

Senior Credit Facility	$15,607	$18,072
Less current maturities	2,464	3,286

Total long-term debt	$13,143	$14,786

Senior Credit Facility -The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and, at the inception of the credit agreement in August 2008, term loans totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. During the Fiscal 2011 second quarter, we made two $821 term loan repayments by pre-paying the amount due October 1, 2010. The Company made this accelerated term loan payment because of its strong cash position. Accordingly, the balance sheet reflects $2,464 of current maturities due under the term loan of the Senior Credit Facility as of September 30, 2010.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At September 30, 2010, the Senior Credit Facility had a blended interest rate of 3.6%, for debt of $15,600 tied to LIBOR and for debt of $7 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At September 30, 2010, there were no outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $9,049 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At September 30, 2010, the Company was in compliance with the covenant provisions of the Senior Credit Facility.
Interest Rate Swap - The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value is included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first six months of Fiscal 2011.

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
The carrying amounts and fair value of the Company’s financial instruments are presented below as of September 30, 2010.

	Carrying Amount	Fair Value
Long-term debt	$15,607	$15,607
Interest rate swap liability included in other long-term liabilities (Level 2)	138	138
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $192 and $350, respectively, for the three and six month periods ended September 30, 2010, and $225 and $430, respectively, for the three and six month periods ended September 27, 2009.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,415 and $3,376 as of September 30, 2010 and March 31, 2010, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Interest cost	$11	$9	$18	$18
Amortization of net (gain) loss	6	—	12	—

Net periodic cost	$17	$9	$30	$18

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Interest cost	$45	$96	$89	$96
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$45	$96	$89	$96

NOTE 11. Concentration of Credit Risk
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2010, the Company had no other significant concentrations of credit risk.
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
NOTE 13. Contingencies
Environmental Matters
The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of its former facilities that were never required for its current operations. These facilities were part of the business disposed of by TransTechnology Corporation, the former parent of the Company. Environmental cleanup activities usually span multiple years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions. The Company records a liability for the amount that it determines to be the best estimate of the cost of remediation. The Company does not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.
In the fourth quarter of Fiscal 2010, the Company reviewed and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates. To support this reassessment, the Company retained the services of a nationally-recognized environmental consulting firm. Based upon the new information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is now $14,549 before offsetting cost-sharing of approximately $1,500 that is classified mostly as a non-current asset.
At September 30, 2010 and March 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $14,549 and $14,496, respectively. In the first six months of Fiscal 2011, and for the entire Fiscal 2010, the Company spent $166 and $772, respectively, on environmental costs. In Fiscal 2011, the Company anticipates spending $959. These costs will be charged against the Company’s environmental liability reserve and will not impact income. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. Based on the reviews completed during Fiscal 2010, the Company increased the liability by $9,722 from the amounts recorded at March 31, 2009. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

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
In the first quarter of Fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company was advised during Fiscal 2010 that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $4,299. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.
The Company sold the business previously operated at the property it owns in Saltzburg, Pennsylvania (“Federal Labs”). The Company presented an environmental cleanup plan during the fourth quarter of Fiscal 2000 for a portion of Federal Labs site, which was approved during the third quarter of Fiscal 2004. This plan was submitted pursuant to the Consent Order and Agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) concluded in Fiscal 1999 (the “1999 Consent Order”). Pursuant to the Consent Order, the Company paid $0.2 million for past costs, future oversight expenses and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $0.2 million paid in Fiscal 2001. The Company concluded a second Consent Order with PaDEP in the third quarter of Fiscal 2001 for a second portion of the Federal Labs site (the “2001 Consent Order”), and a third Consent Order for the remainder of the Federal Labs site was concluded in the third quarter of Fiscal 2003 (the “2003 Consent Order”). The Company submitted an environmental cleanup plan for the portion of the Federal Labs site covered by the 2003 Consent Order during the second quarter of Fiscal 2004. The Company is also administering an agreed settlement with the Federal Government, concluded in the first quarter of Fiscal 2000, under which the Federal Government pays 50% of the direct and indirect environmental response costs associated with a portion of the Fed Labs site subject to the 1999 Consent Order. The Company also concluded an agreement in the first quarter of Fiscal 2006, under which the Federal Government paid an amount equal to 45% of the estimated environmental response costs associated with a second portion of the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement. The Company is currently under a tolling agreement with the Federal Government with respect to the remainder of the Federal Labs site while we negotiate a cost sharing arrangement with respect to the final portion of this site subject to the 2003 Consent Order. However, there can be no assurance the Company will be successful in these negotiations or any litigation seeking to enforce our rights to contribution and or indemnification from the Federal Government with respect to this final portion of the Federal Labs site. The reserves are shown without giving effect to any cost sharing payments due from the Federal Government. These amounts are shown as other assets on our balance sheet.
At September 30, 2010, the reserve for environmental liabilities at Federal Labs was $5,844. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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
Net sales greater than 10% of total revenues derived from one customer for the three and six month periods ended September 30, 2010 and September 27, 2009 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
Customer A	18%	30%	26%	22%
Customer B	20	19	19	19
Customer C	18	20	16	22
Customer D	10	7	11	8

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2010 and September 27, 2009.

	Three Months Ended		Six Months Ended
Location	September 30, 2010	September 27, 2009	September 30, 2010	September 27, 2009
United States	$7,990	$9,679	$18,266	$15,975
Italy	1,649	3,040	3,206	5,259
England	590	332	950	611
Other European countries	1,603	802	2,492	2,031
Pacific and Far East	1,634	702	3,168	2,294
Other international	1,640	1,853	3,564	3,600

Total	$15,106	$16,408	$31,646	$29,770

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
We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting the Company in locations in which it conducts its business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by the Company to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2010 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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
LABOR MATTERS
The United Auto Workers (UAW) represents certain hourly employees at our facility. Our collective bargaining agreement with these employees expired on September 30, 2010. During September 2010, certain of our unionized workers began a work slowdown that reduced the new equipment and overhaul & repair volume. The Company and the union employees operated under a mutually agreed extension of the expired agreement until reaching a new three-year agreement on October 28, 2010.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Results of Operations
Three Months Ended September 30, 2010 Compared with Three Months Ended September 27, 2009

	Three Months Ended		Increase/(Decrease)
	September 30,	September 27,
	2010	2009	$	%

Products	$10,788	$11,725	$(937)		(8.0)%
Services	4,318	4,683	(365)		(7.8)

Net sales	15,106	16,408	(1,302)		(7.9)

Products	5,851	7,312	(1,461)		(20.0)
Services	3,079	3,133	(54)		(1.7)

Cost of sales	8,930	10,445	(1,515)		(14.5)

Gross profit	6,176	5,963	213		3.6
As a % of net sales	40.9%	36.3%	N/A	4.6	%Pt

Selling, general, and administrative expenses	4,816	4,488	328		7.3%
Relocation expense	—	51	(51)		N/A

Operating income	1,360	1,424	(64)		(4.5)

Interest expense	170	229	(59)		(25.8)

Net income	$643	$654	$(11)		(1.7)%
Net Sales. Fiscal 2011 second quarter net sales of $15,106 were lower by $1,302, or 7.9%, from net sales of $16,408 in the Fiscal 2010 second quarter. Fiscal 2011 products sales of $10,788 were $937, or 8.0%, below prior year primarily due to lower volume of new equipment of $2,189 due to large shipments to the U.S. Government and an OEM customer last year, and a labor work slowdown, related to union negotiations, partly offset by higher spare parts volume of $1,252 for U.S. military, the Japan Ministry of Defense, and third-party overhaul & repair customers.
Fiscal 2011 second quarter services sales of $4,318 were lower by $365, or 7.8%, compared with the prior year primarily due to reduced overhaul and repair volume caused by a labor work slowdown, partly offset by higher engineering services volume in weapons handling for the Predator-C in weapons handling.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2010 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe Fiscal 2011 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $5,851 in the Fiscal 2011 second quarter were 20.0% lower than the prior year due to the lower sales volume and to a greater mix of spare parts sales that have lower costs, partly offset by higher costs from under-absorbed overhead. Cost of services provided in the Fiscal 2011 second quarter of $3,079 were 1.7% lower than the prior year due to lower sales volume, partly offset by an increase in cost due to under-absorbed overhead.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
The under-absorbed overhead of $420 resulted from the labor slowdown as a part of labor collective bargaining negotiations. This under-absorption is approximately split between products at 40% and services at 60%.
Gross profit. Gross profit of $6,176 in the Fiscal 2011 second quarter was 3.6% ahead of the same period in Fiscal 2010. The dollar increase is due to sales volume growth in spare parts, partly offset by under-absorbed overhead. As a percent of sales, the gross profit margin was 40.9% for the Fiscal 2011 second quarter compared with 36.3% for the prior year. Excluding under-absorbed overhead of $420, or 2.8% of sales, gross profit margin as a percent of sales would have been 43.7% and reflects a favorable shift in mix due to higher margins on spare parts and a favorable customer mix from lower shipments of hoists with a low profit margin to a major customer in the current fiscal quarter.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $4,816 in the Fiscal 2011 second quarter compared with $4,488 in the Fiscal 2010 second quarter, an increase of $328. This increase is primarily due to higher incentive compensation, third-party sales commissions, and amortization related to the relocation. These costs were partly offset by lower engineering expenses. Sales commission rates are higher for spare parts sales, and spare parts sales increased in the quarter over prior year. As a percent of sales, SG&A was 31.9% in the Fiscal 2011 second quarter versus 27.4% in the comparable period last year, partly reflecting lower sales.
Interest Expense. Interest expense was $170 in the Fiscal 2011 second quarter versus $229 in the Fiscal 2010 second quarter. The decline in interest expense is primarily due to $6,508 lower total debt at September 30, 2010 compared with September 27, 2009, partly offset by a higher interest-rate margin spread.
Net Income. Net income was $643, or $0.07 per diluted share, in the Fiscal 2011 second quarter compared with $654, or $0.07 per diluted share, in the same period in Fiscal 2010. The impact of lower sales volume and higher SG&A costs was mostly offset by higher gross profit and lower interest expense.
New Orders. New products and services orders received during the three months ended September 30, 2010 decreased 3.0% to $18,407 compared with $18,971 during the three months ended September 27, 2009. The decrease was primarily due to lower new equipment orders, partly offset by higher spare parts orders, primarily from the U.S. military but also from third-party overhaul & repair. Orders for new equipment decreased by $2,156, or 22.2%, primarily due to customers deferring their production requirements.
New orders for services in overhaul and repair and engineering for the three months ended September 30, 2010 were 5.3% below prior year as higher overhaul and repair orders were more than offset by lower engineering orders as the prior year included a large engineering order from Airbus.
Backlog. Backlog at September 30, 2010 was $136,635 compared with $130,144 at March 31, 2010 and $135,821 at September 27, 2009. The backlog at September 30, 2010, March 31, 2010, and September 27, 2009 includes approximately $69,699, $69,463, and $69,506, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $52,521 at September 30, 2010 is scheduled for shipment during the next twelve months.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.2 for both the Fiscal 2011 and Fiscal 2010 second quarter.
Six Months Ended September 30, 2010 Compared with Six Months Ended September 27, 2009

	Six Months Ended		Increase/(Decrease)
	September 30,	September 27,
	2010	2009	$	%

Products	$23,873	$19,913	$3,960		19.9%
Services	7,773	9,857	(2,084)		(21.1)

Net sales	31,646	29,770	1,876		6.3

Products	13,029	11,864	1,165		9.8
Services	6,308	6,709	(401)		(6.0)

Cost of sales	19,337	18,573	764		4.1

Gross profit	12,309	11,197	1,112		9.9
As a % of net sales	38.9%	37.6%	N/A	1.3	% Pt

Selling, general, and administrative expenses	9,446	8,672	774		8.9%
Relocation expense	211	189	22		11.6

Operating income	2,652	2,336	316		13.5

Interest expense	383	463	(80)		(17.3)

Net income	$1,232	$1,012	$220		21.7%
Net Sales. Fiscal 2011 first six months net sales of $31,646 increased by $1,876, or 6.3%, from net sales of $29,770 in Fiscal 2010. Fiscal 2011 products sales of $23,873 were $3,960, or 19.9%, above prior year primarily due to increased spare parts volume of $5,360 resulting primarily from U.S. military and third-party overhaul & repair customers, partly offset by lower new equipment volume of $1,400.
Fiscal 2011 first six months services sales of $7,773 were lower by $2,084, or 21.1%, compared with prior year primarily due to reduced overhaul and repair volume and also due to lower engineering services volume. Overhaul and repair sales were lower than last year due to ramping up operations in the Fiscal 2011 first quarter following our March 2010 relocation to our Whippany, New Jersey facility and a labor slowdown in the Fiscal 2011 second quarter related to labor collective bargaining negotiations.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2010 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe Fiscal 2011 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $13,029 in the Fiscal 2011 first six months were 9.8% higher than the prior year primarily due to higher sales and also due to under-absorbed manufacturing overhead. Cost of services provided of $6,308 in the Fiscal 2011 first six months were $401 lower than the prior year due to lower sales volume, partly offset by under-absorbed overhead.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
The under-absorbed overhead of $1,642 resulted from a manufacturing ramp-up period early in the Fiscal 2011 first quarter due to our relocation in March 2010 and a labor slowdown related to labor collective bargaining negotiations in our Fiscal second quarter. This under-absorption is approximately split between products at 40% and services at 60%.
Gross profit. Gross profit of $12,309 in the Fiscal 2011 first six months was 9.9% ahead of the same period in Fiscal 2010. The dollar increase is due to sales volume growth in spare parts, partly offset by under-absorbed overhead. As a percent of sales, the gross profit margin was 38.9% for the Fiscal 2011 first six months compared with 37.6% for the prior year. Excluding under-absorbed overhead of $1,642, or 5.2% of sales, gross profit margin as a percent of sales would have been 44.1% and reflects a favorable shift in product mix due to higher margins on spare parts and a favorable customer mix from lower shipments of hoists with a low profit margin to a major customer in the Fiscal 2011 second quarter.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $9,446 in the Fiscal 2011 first six months compared with $8,672 in Fiscal 2010, an increase of $774. The increase is due to higher incentive compensation, third-party sales commissions, and amortization related to the relocation. These costs were partly offset by lower information technology and engineering expenses. As a percent of sales, SG&A was 29.8% in the Fiscal 2011 first six months versus 29.1% in the comparable period last year.
We relocated our headquarters and factory to Whippany, New Jersey during the Fiscal 2010 fourth quarter and incurred $211 of expenses related to the move in the Fiscal 2011 first six months.
Interest Expense. Interest expense was $383 in the Fiscal 2011 first six months versus $463 in Fiscal 2010. The decline in interest expense is primarily due to $6,508 lower total debt at September 30, 2010 compared with September 27, 2009, partly offset by a higher interest-rate margin spread.
Net Income. Net income was $1,232, or $0.13 per diluted share, in the Fiscal 2011 first six months compared with $1,012, or $0.11 per diluted share, in the same period in Fiscal 2010. The net income increase resulted from the higher sales volume and gross profit, lower interest expense, partly offset by higher SG&A expenses.
New Orders. New products and services orders received during the six months ended September 30, 2010 increased 10.2% to $38,137 compared with $34,603 during the six months ended September 27, 2009. The increase was due to spare parts orders, primarily from the U.S. military. Orders for new equipment decreased by $3,060, or 17.3%, primarily due to customers deferring their production requirements.
New orders for services in overhaul and repair and engineering for the six months ended September 30, 2010 were 3.5% lower than the prior year.
Backlog
The book to bill ratio for both the first six months of Fiscal 2011 and Fiscal 2010 was 1.2. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce the Company’s backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

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
Our $33,000 Senior Credit Facility consists of a $10,000 revolving line of credit (“Revolver”) and, at the inception of the credit agreement in August 2008, term loans totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrue interest at either the “Base Rate” (as defined in the credit agreement) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined in the credit agreement) for the most recent four quarters and is calculated at each quarter end. At September 30, 2010, the term loan balance was $15,607, there were no outstanding Revolver borrowings, there were $951 in outstanding (standby) letters of credit, and $9,049 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 8 of our financial statements. At September 30, 2010, we were in compliance with all covenant provisions of the Senior Credit Facility.
During the Fiscal 2011 second quarter, we made two $821 term loan repayments by pre-paying the amount due October 1, 2010. We made this accelerated term loan payment because of our strong cash position.
Working Capital
Working capital at September 30, 2010 was $26,275, an increase of $1,087, versus $25,188 at March 31, 2010. The ratio of current assets to current liabilities was 2.8:1.0 at September 30, 2010 compared with 2.7:1.0 at the beginning of Fiscal 2011. The working capital increase resulted primarily from a $1,516 increase in cash, an $822 decrease in the current portion of long-term debt, and a $543 increase in inventories. Partly offsetting this amount was a $1,315 accounts receivable decrease, a $717 accounts payable increase, and a $238 net increase in other working capital items.
The accounts receivable days outstanding based on 360 days decreased to 69.9 days at September 30, 2010, from 90.0 days at September 27, 2009, due primarily to lower accounts receivable balances exceeding ninety-days outstanding. Inventory turnover increased to 2.0 turns at September 30, 2010 versus 1.7 turns at September 27, 2009 due to management’s focus since January 2010 on reducing inventory.
Capital Expenditures
Capital expenditures-operations for the six months ended September 30, 2010 and September 27, 2009 were $386 and $1,610, respectively, which include capitalized relocation expenditures of $164 and $1,386, respectively. Capitalized project costs for engineering for the six months ended September 30, 2010 and September 27, 2009 were $174 and $382, respectively.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt principal repayments (a)	$15,607	$2,464	$6,571	$6,572	$—
Estimated interest payments on long-term debt (b)	1,039	377	644	18	—
Operating leases	9,194	1,079	2,158	2,029	3,928

Purchase obligations (c)	—	—	—	—	—

Total	$25,840	$3,920	$9,373	$8,619	$3,928

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained elsewhere in this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.6%, our blended interest rate at September 30, 2010.

(c)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.
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
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first six months of Fiscal 2011.
At September 30, 2010, $15,600 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $99 based on the debt outstanding under the facility at September 30, 2010.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the first six months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: October 29, 2010	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.