Form 10-Q
period 2010-12-31
BREEZE-EASTERN CORP
filed 2011-02-03
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of January 14, 2011, the total number of outstanding shares of common stock was 9,429,036.

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited condensed consolidated Statement of Operations for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2010.
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
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
	December 31, 2010	March 31, 2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,421	$3,371
Accounts receivable (net of allowance for doubtful accounts of $233 at December 31, 2010 and $150 at March 31, 2010)	14,291	12,102
Tax refund receivable	904	904
Inventories	18,102	17,365
Prepaid expenses and other current assets	696	423
Deferred income taxes	4,986	5,686

Total current assets	42,400	39,851

PROPERTY:
Property and equipment	17,243	20,323
Less accumulated depreciation and amortization	8,833	10,748

Property — net	8,410	9,575

OTHER ASSETS:
Deferred income taxes	12,937	13,718
Goodwill	402	402
Real estate held for sale	3,800	3,800
Other	8,948	8,762

Total other assets	26,087	26,682

TOTAL ASSETS	$76,897	$76,108

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	822	3,286
Accounts payable — trade	8,226	5,578
Accrued compensation	2,954	2,286
Accrued income taxes	223	114
Other current liabilities	3,010	3,399

Total current liabilities	15,235	14,663

LONG-TERM DEBT, NET OF CURRENT PORTION	12,321	14,786

OTHER LONG-TERM LIABILITIES	18,946	18,839

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	46,502	48,288

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,846,003 at December 31, 2010 and 9,813,097 at March 31, 2010	98	98
Additional paid-in capital	94,939	94,612
Accumulated deficit	(57,677)	(59,863)
Accumulated other comprehensive loss	(216)	(285)

	37,144	34,562
Less treasury stock, at cost — 416,967 at December 31, 2010 and 416,147 at March 31, 2010	(6,749)	(6,742)

Total stockholders’ equity	30,395	27,820

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$76,897	$76,108

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 27, 2009	December 31, 2010	December 27, 2009
Net sales	$19,614	$21,168	$51,260	$50,938
Cost of sales	12,339	13,159	31,676	31,732

Gross profit	7,275	8,009	19,584	19,206

Selling, general, and administrative expenses	5,434	4,522	14,880	13,194
Relocation expense	—	14	211	203

Operating income	1,841	3,473	4,493	5,809

Interest expense	167	213	550	676
Other expense — net	31	58	176	186

Income before incomes taxes	1,643	3,202	3,767	4,947

Income tax provision	690	1,345	1,582	2,078

Net income	$953	$1,857	$2,185	$2,869

Earnings per common share:
Basic net income per share	$0.10	$0.20	$0.23	$0.31
Diluted net income per share	0.10	0.20	0.23	0.31

Weighted-average basic shares outstanding	9,429,000	9,400,000	9,409,000	9,385,000
Weighted-average diluted shares outstanding	9,464,000	9,404,000	9,430,000	9,393,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2010	December 27, 2009
Cash flows from operating activities:
Net income	$2,185	$2,869
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	29	—
Depreciation and amortization	1,470	1,125
Non-cash reserve accretion	328	17
Stock based compensation	325	532
Provision for losses on accounts receivable	82	121
Deferred taxes-net	1,431	1,786

Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(2,271)	5,480
Increase in inventories	(737)	(6,104)
Increase in other assets	(90)	(657)
Increase in accounts payable	2,648	246
Increase in accrued compensation	664	132
Increase in accrued income taxes	109	162
Decrease in other liabilities	(491)	(380)

Net cash provided by operating activities	5,682	5,329

Cash flows from investing activities:
Capital expenditures	(327)	(4,864)
Capitalized project costs	(376)	(840)

Net cash (used in) investing activities	(703)	(5,704)

Cash flows from financing activities:
Payments on long-term debt	(4,929)	(2,464)
Net borrowings (repayments) of other debt	—	2,700

Net cash (used in) provided by financing activities	(4,929)	236

Increase (decrease) in cash	50	(139)
Cash at beginning of period	3,371	2,667

Cash at end of period	$3,421	$2,528

Supplemental information:
Interest payments	$478	$599
Income tax payments	42	127
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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Nine Months Ended
	December 31,	December 27,	December 31,	December 27,
	2010	2009	2010	2009

Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,429,000	9,400,000	9,409,000	9,385,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,429,000	9,400,000	9,409,000	9,385,000
Stock options (a)	35,000	4,000	21,000	8,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,464,000	9,404,000	9,430,000	9,393,000

(a)	During the three and nine month periods ended December 31, 2010, options to purchase 327,000 and 349,000 shares of common stock, respectively, and during the three and nine month periods ended December 27, 2009, options to purchase 493,000 and 456,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three and nine month periods ended December 31, 2010, includes stock-based compensation expense of $75 net of tax, or $0.01 per diluted share, and $188 net of tax, or $0.02 per diluted share, respectively. Net income for the three and nine month periods ended December 27, 2009, includes stock-based compensation expense of $102 net of tax, or $0.01 per diluted share, and $309 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.
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
The Black-Scholes weighted-average value per option granted in Fiscal 2011 was $2.21 and $2.41. In Fiscal 2010, the Black-Scholes weighted-average values per option granted were $2.52, $2.55, and $2.63. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2011 and Fiscal 2010. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2011 $2.21	2011 $2.41	2010 $2.52	2010 $2.55	2010 $2.63
	value per	value per	value per	value per	value per
	option	option	option	option	option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	25.7%	30.2%	32.6%	34.0%	34.0%
Risk-free interest rate	2.1%	3.2%	3.1%	3.2%	3.4%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price

Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	117,000	—	—	6.74
Exercised	—	—	—	—
Canceled or expired	(65,000)	—	—	9.08

Outstanding at December 31, 2010	676,911	283	7	8.03

Options exercisable at December 31, 2010	429,244	124	5	8.83
Unvested options expected to become exercisable after December 31, 2010	247,667	159	9	6.64
Shares available for future option grants at December 31, 2010 (a)	78,308

(a)	May be decreased by restricted stock grants.
No options were exercised during the first nine months of Fiscal 2011.
During the first nine months of Fiscal 2011 and Fiscal 2010, stock option compensation expense recorded in selling, general and administrative expenses was $193 and $317, respectively, before taxes of $81 and $133, respectively. As of December 31, 2010, there was $504 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 2.0 years.
Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004, and 2006 Plans, the Incentive and Compensation Committee of the Board of Directors (consisting solely of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.
A summary of restricted stock award activity under all plans follows.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested at March 31, 2010	37,984	$6.43
Granted	32,906	6.85
Vested	(36,899)	6.29
Cancelled	(239)	11.07

Non-vested at December 31, 2010	33,752	6.95

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of distribution. Outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Outstanding restricted stock awards granted to non-employee directors contain forfeiture provisions that lapses after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first nine months of Fiscal 2011 and Fiscal 2010, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $132 and $215, respectively, before taxes of $56 and $90, respectively. As of December 31, 2010 there was approximately $175 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of 1 year.
NOTE 4. Inventories
Inventories are summarized as follows:

	December 31,	March 31,
	2010	2010
Finished goods	$414	$1,985
Work in process	6,123	6,133
Purchased and manufactured parts	14,043	11,785

	20,580	19,903
Reserve for slow moving and obsolescence	(2,478)	(2,538)

Total	$18,102	$17,365

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Accordingly, the Company used these two factors in determining the amount of the reserve.
NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three and nine month periods ended December 31, 2010 was $469 and $1,463, respectively, and for the three and nine month periods ended December 27, 2009 was $376 and $1,105, respectively.
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

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 6. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2010 are summarized as follows.

Balance at March 31, 2010	$179
Warranty costs incurred	(99)
Change in estimates to pre-existing warranties	35
Product warranty accrual	113

Balance at December 31, 2010	$228

NOTE 7. Income Taxes
Income taxes for the three and nine month periods ended December 31, 2010 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
At December 31, 2010, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $21,013 and $10,229, respectively, which are due to expire in Fiscal 2022 through Fiscal 2030 and Fiscal 2011 through Fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
At December 31, 2010, the current deferred tax assets are $4,986, and non-current deferred tax assets are $12,937. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
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
At December 31, 2010, the Company had no unrecognized tax benefits for uncertain tax positions.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 8. Long-Term Debt Payable to Banks
Long-term debt, including current maturities, consists of the following.

	December 31, 2010	March 31, 2010

Senior Credit Facility	$13,143	$18,072
Less current maturities	822	3,286

Total long-term debt	$12,321	$14,786

Senior Credit Facility — The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $822 over the life of the loan and $6,571 due at maturity in August 2013. During the Fiscal 2011 second quarter, the Company made two $822 term loan repayments by paying the required amount due on July 1, 2010, and pre-paying the amount due October 1, 2010. During the Fiscal 2011 third quarter, the Company made three $822 term loan repayments by pre-paying the amounts due in January 2011, April 2011 and July 2011. The Company made these accelerated term loan payment because of its strong cash position. Accordingly, the balance sheet reflects $822 of current maturities due under the term loan of the Senior Credit Facility as of December 31, 2010.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At December 31, 2010, the Senior Credit Facility had a blended interest rate of 3.5%, for debt of $12,900 tied to LIBOR and for debt of $243 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At December 31, 2010, there were no outstanding borrowings under the Revolver, $951 in outstanding (standby) letters of credit, and $9,049 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At December 31, 2010, the Company was in compliance with the covenant provisions of the Senior Credit Facility.
Interest Rate Swap — The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value is included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first nine months of Fiscal 2011.

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
The carrying amounts and fair value of the Company’s financial instruments are presented below as of December 31, 2010.

	Carrying Amount	Fair Value

Long-term debt	$13,143	$13,143
Interest rate swap liability included in other long-term liabilities (Level 2)	98	98
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $176 and $526, respectively, for the three and nine month periods ended December 31, 2010, and $195 and $626, respectively, for the three and nine month periods ended December 27, 2009.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,325 and $3,376 as of December 31, 2010 and March 31, 2010, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31,	December 27,	December 31,	December 27,
	2010	2009	2010	2009

Interest cost	$11	$9	$32	$27
Amortization of net (gain) loss	5	—	17	—

Net periodic cost	$16	$9	$49	$27

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31,	December 27,	December 31,	December 27,
	2010	2009	2010	2009

Interest cost	$47	$101	$136	$197
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$47	$101	$136	$197

NOTE 11. Concentration of Credit Risk
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of December 31, 2010, the Company had no other significant concentrations of credit risk.
NOTE 12. New Accounting Standards
In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-20, which amends Accounting Standards Codification (ASC) 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
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

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
In the fourth quarter of Fiscal 2010, the Company reviewed and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates. To support this reassessment, the Company retained the services of a nationally-recognized environmental consulting firm. Based upon the new information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is now $14,492 before offsetting cost-sharing of approximately $1,500 that is classified mostly as a non-current asset.
At December 31, 2010 and March 31, 2010, the aggregate amount of liabilities recorded relative to environmental matters was $14,492 and $14,496, respectively. In the first nine months of Fiscal 2011and Fiscal 2010, the Company spent $332 and $651, respectively, on environmental costs and for the entire Fiscal 2010, the Company spent $772. In Fiscal 2011, the Company anticipates spending $958. These costs will be charged against the Company’s environmental liability reserve and will not impact income. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. Based on the reviews completed during Fiscal 2010, the Company increased the liability by $9,722 from the amounts recorded at March 31, 2009. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.
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
In the first quarter of Fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company was advised during Fiscal 2010 that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $4,230. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.
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
At December 31, 2010, the reserve for environmental liabilities at Federal Labs was $5,860. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
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

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Net sales greater than 10% of total revenues derived from customers for the three and nine month periods ended December 31, 2010 and December 27, 2009 are summarized as follows.

	Three Months Ended		Nine Months Ended
	December 31,	December 27,	December 31,	December 27,
	2010	2009	2010	2009
Customer A	36%	22%	29%	22%
Customer B	24	18	21	19
Customer C	17	15	16	19
Customer D	*	17	*	*

*	Represents less than 10% of total revenues.
Net sales below show the geographic location of customers for the three and nine month periods ended December 31, 2010 and December 27, 2009.

	Three Months Ended		Nine Months Ended
	December 31,	December 27,	December 31,	December 27,
Location	2010	2009	2010	2009
United States	$13,083	$14,204	$31,349	$30,179
Italy	2,134	1,760	5,340	7,019
England	1,135	1,282	2,085	1,893
Other European countries	603	772	3,095	2,804
Pacific and Far East	717	1,113	3,886	3,407
Other international	1,942	2,037	5,505	5,636

Total	$19,614	$21,168	$51,260	$50,938

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
We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2010 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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
Our external cargo hook systems are original equipment on many military medium and heavy lift helicopters manufactured today. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line.
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
Services
We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We also have a network of authorized licensed third-party service centers around the world that perform these services.
In addition to performing research and development to design new products, improve existing products, and add new features to our product line, we also provide engineering services to adapt our products to customer specific needs and aircraft models on a fee-for-service basis.
We discuss segment information in Note 14 of our “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of Part I of this report.
LABOR MATTERS
The United Auto Workers (UAW) represents certain hourly employees at our facility. Our collective bargaining agreement with these employees expired on September 30, 2010. The Company and the union employees operated under a mutually agreed extension of the expired agreement until reaching a new three-year agreement on October 28, 2010.
STRATEGIC INTENT
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Results of Operations
Three Months Ended December 31, 2010 Compared with Three Months Ended December 27, 2009

	Three Months Ended
	December 31,	December 27,	Increase/(Decrease)
	2010	2009	$	%

Products	$14,244	$15,430	$(1,186)	(7.7)%
Services	5,370	5,738	(368)	(6.4)

Net sales	19,614	21,168	(1,554)	(7.3)

Products	8,752	9,539	(787)	(8.3)
Services	3,587	3,620	(33)	(0.9)

Cost of sales	12,339	13,159	(820)	(6.2)

Gross profit	7,275	8,009	(734)	(9.2)
As a % of net sales	37.1%	37.8%	N/A	(0.7	)%Pt

Selling, general, and administrative expenses	5,434	4,522	912	20.2%
Relocation expense	—	14	(14)	N/A

Operating income	1,841	3,473	(1,632)	(47.0)

Interest expense	167	213	(46)	(21.6)

Net income	$953	$1,857	$(904)	(48.7)%
Net Sales. Fiscal 2011 third quarter net sales of $19,614 were lower by $1,554, or 7.3%, from net sales of $21,168 in the Fiscal 2010 third quarter. Fiscal 2011 products sales of $14,244 were $1,186, or 7.7%, below prior year primarily due to lower volume of new equipment of $1,876 due to a large OEM weapon handling shipment last year, partly offset by higher spare parts volume of $689 to the U.S. military during the Fiscal 2011 third quarter.
Fiscal 2011 third quarter services sales of $5,370 were lower by $368, or 6.4%, compared with the prior year primarily due to reduced overhaul and repair volume.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect Fiscal 2011 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $8,752 in the Fiscal 2011 third quarter were 8.3% lower than the prior year due to the lower weapons handling sales volume and to a greater mix of spare parts sales that have lower costs. Cost of services provided in the Fiscal 2011 third quarter of $3,587 were 0.9% lower than the prior year

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
due to lower sales volume, partly offset by higher overhaul & repair costs.
Gross profit. Gross profit of $7,275 in the Fiscal 2011 third quarter was $734, or 9.2% less than the corresponding period in Fiscal 2010 due primarily to lower weapons handling sales volume and higher overhaul & repair costs. As a percent of sales, the gross profit margin was 37.1% for the Fiscal 2011 third quarter compared with 37.8% for the prior year.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $5,434 in the Fiscal 2011 third quarter compared with $4,522 in the Fiscal 2010 third quarter, an increase of $912, or 20.2%. This increase is primarily due to outside costs including legal fees for negotiating the collective bargaining agreement, information technology costs, incentive compensation accruals based on the plan formula compared with zero accrual in the prior Fiscal year, and amortization related to the relocation that impacted the current Fiscal year. As a percent of sales, SG&A was 27.7% in the Fiscal 2011 third quarter versus 21.4% in the comparable period last year, partly reflecting lower sales.
Interest Expense. Interest expense was $167 in the Fiscal 2011 third quarter versus $213 in the Fiscal 2010 third quarter. The decline in interest expense is primarily due to $8,450 lower total debt at December 31, 2010 compared with December 27, 2009.
Net Income. Net income was $953, or $0.10 per diluted share, in the Fiscal 2011 third quarter compared with $1,857, or $0.20 per diluted share, in the same period in Fiscal 2010. The decrease is due to the lower sales volume, lower gross profit, and higher SG&A costs.
New Orders. New products and services orders received during the three months ended December 31, 2010 rose 32.2% to $15,753 compared with $11,915 during the three months ended December 27, 2009. The increase was due to spare parts, mostly from the U.S. military but also from third-party overhaul & repair service centers, new equipment, and engineering. New orders for services for the three months ended December 31, 2010 were 21.4% higher than the prior year due to reversing a U.S. Government engineering order for the FCS Program in the prior year. Orders for new equipment increased by $1,428, or 32.9%, primarily due to spare parts.
Backlog. Backlog at December 31, 2010 was $132,774 compared with $130,144 at March 31, 2010 and $126,568 at December 27, 2009. The backlog at December 31, 2010, March 31, 2010, and December 27, 2009 includes approximately $70,563, $69,463, and $67,200, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $50,513 at December 31, 2010 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.
The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.8 for the Fiscal 2011 third quarter and 0.6 for the Fiscal 2010 third quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Nine Months Ended December 31, 2010 Compared with Nine Months Ended December 27, 2009

	Nine Months Ended
	December 31,	December 27,	Increase/(Decrease)
	2010	2009	$	%

Products	$38,117	$35,343	$2,774	7.8%
Services	13,143	15,595	(2,452)	(15.7)

Net sales	51,260	50,938	322	0.6

Products	21,798	21,403	395	1.8
Services	9,878	10,329	(451)	(4.4)

Cost of sales	31,676	31,732	(56)	(0.2)

Gross profit	19,584	19,206	378	2.0
As a % of net sales	38.2%	37.7%	N/A	0.5	% Pt

Selling, general, and administrative expenses	14,880	13,194	1,686	12.8%
Relocation expense	211	203	8	3.9

Operating income	4,493	5,809	(1,316)	(22.7)

Interest expense	550	676	(126)	(18.6)

Net income	$2,185	$2,869	$(684)	(23.8)%
Net Sales. Fiscal 2011 first nine months net sales of $51,260 increased by $322, or 0.6%, from net sales of $50,938 in the corresponding period in Fiscal 2010. Fiscal 2011 products sales of $38,117 were $2,774, or 7.8%, above prior year primarily due to increased spare parts volume of $6,049 resulting primarily from U.S. military and third-party overhaul & repair service centers, partly offset by lower new equipment volume of $3,275.
Fiscal 2011 first nine months services sales of $13,143 were lower by $2,452, or 15.7%, compared with the prior year primarily due to reduced overhaul and repair volume and also due to lower engineering services volume. Overhaul and repair sales were lower than last year due to ramping up operations in the Fiscal 2011 first quarter following our March 2010 relocation to our Whippany, New Jersey facility.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect Fiscal 2011 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $21,798 in the Fiscal 2011 first nine months were $395, or 1.8% higher than the prior year primarily due to higher sales and also due to under-absorbed manufacturing overhead, partly offset by lower costs on spare parts. Cost of services provided of $9,878 in the Fiscal 2011 first nine months were $451, or 4.4%, lower than the prior year due to lower overhaul & repair volume, partly offset by under-absorbed overhead.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Gross profit. Gross profit of $19,584 in the Fiscal 2011 first nine months was $378, or 2.0%, ahead of the same period in Fiscal 2010. The dollar increase is due to sales volume growth in spare parts, partly offset by under-absorbed overhead. As a percent of sales, the gross profit margin was 38.2% for the Fiscal 2011 first nine months compared with 37.7% for the prior year. The gross profit margin is lower by 3.2% points due to the one-time impact of our relocation during the fiscal first quarter and labor negotiations during the fiscal second quarter.
Selling, General, and Administrative Expenses. Selling, general, and administrative (“SG&A”) expenses were $14,880 in the Fiscal 2011 first nine months compared with $13,194 in Fiscal 2010, an increase of $1,686, or 12.8%. The increase is due to higher incentive compensation accruals based on the plan formula compared to zero accrual in the prior Fiscal year, outside consulting costs, third-party sales commissions, and amortization related to the relocation that impacted the current Fiscal year. As a percent of sales, SG&A was 29.0% in the Fiscal 2011 first nine months versus 25.9% in the comparable period last year.
We relocated our headquarters and factory to Whippany, New Jersey during the Fiscal 2010 fourth quarter and incurred $211 of expenses related to the move in the Fiscal 2011 first six months (none in the Fiscal third quarter) and $203 in the first nine months in Fiscal 2010.
Interest Expense. Interest expense was $550 in the Fiscal 2011 first nine months versus $676 in Fiscal 2010. The decline in interest expense is primarily due to $8,450 lower total debt at December 31, 2010 compared with December 27, 2009.
Net Income. Net income was $2,185, or $0.23 per diluted share, in the Fiscal 2011 first nine months compared with $2,869, or $0.31 per diluted share, in the same period in Fiscal 2010. The lower net income is primarily due to higher SG&A expenses.
New Orders. New products and services orders received during the nine months ended December 31, 2010 increased 15.9% to $53,890 compared with $46,518 during the nine months ended December 27, 2009. The increase was mostly due to spare parts orders, primarily from the U.S. military, and also to engineering partly offset by lower new equipment orders. Orders for new equipment decreased by $3,860, or 15.9%, primarily due to customers deferring their production requirements.
New orders for services for the nine months ended December 31, 2010 were 19.9% higher than the prior year, due to engineering orders for the Predator-C this year and reversing a U.S. Government engineering order for the FCS Program in the prior year.
Backlog
The book to bill ratio for the first nine months of Fiscal 2011 was 1.1 and for the first nine months of Fiscal 2010 was 0.9. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce the Company’s backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.
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
Our $33,000 Senior Credit Facility consists of a $10,000 revolving line of credit (“Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrues interest at either the “Base Rate” (as defined in the credit agreement) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined in the credit agreement) for the most recent four quarters and is calculated at each quarter end. At December 31, 2010, the term loan balance was $13,143, there were no outstanding Revolver borrowings, there were $951 in outstanding (standby) letters of credit, and $9,049 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 8 of our financial statements included in Part I, Item 1 of this report. At December 31, 2010, we were in compliance with all covenant provisions of the Senior Credit Facility.
During the Fiscal 2011 second quarter, we made two $822 term loan repayments by paying the required amount due on July 1, 2010, and pre-paying the amount due October 1, 2010. During the Fiscal 2011 third quarter, we made three $822 term loan repayments by pre-paying the amounts due in January 2011, April 2011, and July 2011. We made these accelerated term loan payment because of our strong cash generation and high cash balance. With the accelerated principal payments, the next principal payment is due October 1, 2011; thus, the current portion of long term debt reflects the $822 obligation due within one year.
Working Capital
Working capital at December 31, 2010 was $27,165, an increase of $1,977, versus $25,188 at March 31, 2010. The ratio of current assets to current liabilities was 2.8:1.0 at December 31, 2010 compared with 2.7:1.0 at the beginning of Fiscal 2011. The working capital increase resulted primarily from a $2,189 increase in accounts receivable, a $2,464 decrease in the current portion of long-term debt, and a $737 increase in inventories. Partly offsetting these amounts was a $2,648 accounts payable increase, $700 decrease in current deferred income taxes, $668 accrued compensation increase and a $603 net increase in other working capital items.
The accounts receivable days outstanding based on 360 days decreased to 55.1 days at December 31, 2010, from 69.0 days at December 27, 2009, due primarily to lower accounts receivable balances exceeding ninety-days outstanding. Inventory turnover increased to 2.8 turns at December 31, 2010 versus 2.0 turns at December 27, 2009 due to management’s focus since January 2010 on reducing inventory.
Capital Expenditures
Capital expenditures-operations for the nine months ended December 31, 2010 and December 27, 2009 were $327 and $4,864, respectively, which include capitalized relocation expenditures of $162, before a build-out credit of $233 received, and $4,553, respectively. Capitalized project costs for engineering for the nine months ended December 31, 2010 and December 27, 2009 were $376 and $840, respectively.
Senior Credit Facility
The Senior Credit Facility is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Interest Rate Swap
The Interest Rate Swap is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.
TAX BENEFITS FROM NET OPERATING LOSSES
The Tax Benefits from Net Operating Losses is discussed in Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Debt principal repayments (a)	$13,143	$822	$12,321	$—	$—
Estimated interest payments on long-term debt (b)	641	109	532	—	—
Operating leases	8,924	1,079	2,142	1,977	3,726
Purchase obligations (c)	—	—	—	—	—

Total	$22,708	$2,010	$14,995	$1,977	$3,726

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1of this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.5%, our blended interest rate at December 31, 2010.

(c)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.
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
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first nine months of Fiscal 2011.
At December 31, 2010, $12,900 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $77 based on the debt outstanding under the facility at December 31, 2010.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: February 3, 2011	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary*

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.