Form 10-K
period 2011-03-31
BREEZE-EASTERN CORP
filed 2011-06-03
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE Amex (formerly American Stock Exchange) on such date, was $23,655,051. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 1, 2011, the registrant had 9,441,536 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2011.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the United States Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

PRODUCTS

Products include new equipment and spare parts sales and represented approximately 74%, 72%, and 71% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109, Agusta A119, AgustaWestland AW139, and AgustaWestland Future Lynx helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 57%, 51%, and 46% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

Our external cargo hook systems are original equipment on leading military medium and heavy lift helicopters. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 12%, 14%, and 16% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, and CASA C-295. In addition, we have a contract with Airbus to develop and produce three products for the new cargo positioning and restraint system for the A400M cargo aircraft and will be the sole supplier of these products with anticipated delivery beginning after Fiscal 2012.

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue over the life of the aircraft model, which is usually decades. It is expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.

Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We supply this equipment for the United States, Japanese, and European Multiple-Launch Rocket Systems (MLRS) and the United States High Mobility Artillery Rocket System (HIMARS). We also provide actuators and specialty gearboxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 5%, 7%, and 9% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

SERVICES

Services include overhaul and repair and engineering sales and represented 26%, 28%, and 29% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We have also licensed third-party vendors around the world to perform these services. Overhaul and repair represented 22%, 24%, and 23% of our total revenues in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

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

MAJOR CUSTOMERS

We have three major customers: the U.S. Government, United Technologies Corporation and Finmeccanica SpA, which accounted for 28%, 21%, and 16%, respectively, of the total consolidated net sales for Fiscal 2011.

GOVERNMENT SALES

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 69%, 67%, and 68% of consolidated revenue during Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively. U.S. Government sales, both direct and indirect, are generally made under standard government contracts including fixed price and cost plus. As a U.S. Government contractor, we are subject to routine audits and investigations by U.S. Government agencies.

In accordance with normal practice, contracts and orders with the U.S. Government are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with regulations of the U.S. Government.

BACKLOG

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2011 was $131,151 as compared with $130,144 at March 31, 2010 as new orders exceeded shipments in Fiscal 2011. Approximately $87,635 of our backlog at March 31, 2011 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in Fiscal 2012.

EMPLOYEES

As of March 31, 2011, we had 164 salaried and hourly employees, and the United Auto Workers (UAW) represented 51 hourly employees at our facility. We reached a new three-year collective bargaining agreement with the UAW in November 2010 and consider our relations, with both our union and non-union employees, to be generally satisfactory.

INTERNATIONAL OPERATIONS AND SALES

We currently have no operations based outside of the United States. We had export sales of $28,598, $27,912, and $32,688 in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively, representing 37%, 40%, and 43% of our consolidated net sales in each of those years. The risks and profitability of international sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our financial statements contained elsewhere in this report.

COMPETITION

We compete in some markets with the hoist and winch business unit of the Goodrich Corporation, which as a whole is a larger corporation that has substantially greater financial and technical resources than us. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in these markets depends on our ability to develop and apply technological innovations and to expand our customer base and product lines. Technological innovation, development, and application requires significant investment and capital expenditures. While we make each investment with the intent of getting a good financial return, in some cases we may not fully recover the full investment through future sales of products or services.

RESEARCH AND DEVELOPMENT

We conduct extensive research and development activities, primarily for developing new or improved products, under customer-sponsored contracts and with our own funding. Research and development costs, which are charged to selling, general, and administrative expense when incurred, amounted to $1,347, $1,848, and $1,689 for the years ended March 31, 2011, 2010, and 2009, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $2,323, $3,016, and $5,194 in Fiscal 2011, Fiscal 2010, and Fiscal 2009, respectively.

INTELLECTUAL PROPERTY

We have been the market leader since the initial development of rescue hoists for use on helicopters and have continually designed and manufactured rescue hoists since the 1940’s. Our intellectual property product knowledge enables us to continually evolve mission-critical products to meet our customers’ evolving needs. We generally retain the intellectual property rights to products we develop which typically lasts for the life of the product.

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

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites relating to predecessor entities and previously-owned subsidiaries. At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liabilities on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

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

Approximately 28%, 21%, and 16% of our consolidated net sales in Fiscal 2011 were to the U.S. Government (direct), United Technologies Corporation and Finmeccanica SpA, respectively. These sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In Fiscal 2011, sales under U.S. Government contracts represented approximately 59% of our total sales. Sales to foreign governments represented approximately 10% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, government expenditures for defense programs may decline or these defense programs may be terminated. A decline in government expenditures or redirection of government funding may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

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

As a U.S. Government contractor, we are subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

Governmental agencies throughout the world, including the U.S. Federal Aviation Administration, or the FAA, prescribe standards and qualification requirements for aircraft components, including virtually all aviation products. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. We include, with some of the products we sell to our aircraft manufacturing customers, documentation certifying that each part complies with applicable regulatory requirements and meets applicable standards of airworthiness established by the FAA or the equivalent regulatory agencies in other countries. In order to sell our products, we and the products we manufacture must also be certified by our individual OEM customers. If any of the material authorizations or approvals qualifying us to supply our products is revoked or suspended, then the sale of the subject product would be prohibited by law, which would have an adverse effect on our business, financial condition, and results of operations.

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

Our backlog is subject to reduction and cancellation at any time without notice, which could negatively impact our future revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2011 was $131,151. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

We are subject to competition from entities which could have a substantial impact on our business.

We compete in some markets with entities that are larger and have substantially greater financial and technical resources than us. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in such markets will depend on our ability to develop and apply technological innovations and to expand our customer base and product lines. In addition, the development and application of technological innovations may mandate an expenditure of significant capital which may not be recovered through future sales of products or services. There can be no assurance that we will continue to successfully compete in any or all of the businesses discussed above. Our failure to compete successfully or to invest in technology where there is no recovery through product sales could have a materially adverse effect on our profitability.

Our potential tax benefits from net operating loss carry forwards are subject to a number of risks.

We have federal and state net operating loss carry forwards (“NOLs”) of approximately $15,335 and $4,462, respectively. Our NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. If we do not generate adequate taxable earnings, some or all of our net operating loss carry forwards may not be realized. Additionally, changes to the federal and state income tax laws also could impact its ability to use the NOLs. In such cases, we may need to revise the valuation allowance established related to deferred tax assets for state purposes. The risks to realizing the tax benefit from NOLs are discussed in additional detail in Note 5 of our financial statement contained elsewhere in this report.

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

In Fiscal 2011, 37% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:

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

In Fiscal 2011, approximately 20% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

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

Our operations are conducted at a single location.

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

Approximately 30% of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. Although we have historically enjoyed satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Our directors, officers, and principal stockholders, and certain of their affiliates, beneficially own approximately 64% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

We do not anticipate paying dividends in the foreseeable future.

Any payment of cash dividends in the future will depend upon our earnings (if any), financial condition and capital requirements. We do not have any plans at this time to pay dividends in the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information concerning our sole operating principal facility as of March 31, 2011:

		Owned or
Location	Use of Premises	Leased	Sq. Ft

Whippany, New Jersey	Executive offices and manufacturing plant	Leased	115,335

In February, 2008, we sold our headquarters and manufacturing facility located in Union, New Jersey. The sale agreement and amended lease agreement permitted us to lease the facility through May 1, 2010, pending our relocation to a new site. In May, 2009, we executed a 10-year lease, at market terms, for a facility in Whippany, New Jersey, which is better suited to our current and expected future needs. We completed our relocation to the Whippany site in the first quarter of Fiscal 2011 and no longer maintain a facility in Union, New Jersey.

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

We also own properties in Saltzberg, Pennsylvania and Irvington, New Jersey that are carried on the books at zero value and are not used in operations.

We also own a property in Glen Head, New York which is not used in our operations and is subject to a sale agreement at a price of $4,000. This property is carried on our books as an asset held for sale for $3,800 which includes estimated disposal costs. Closing on the property is subject to the buyer receiving development approvals and us completing environmental obligations and reviews. The buyer has indicated to us its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this industrial site for residential purposes.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01, is listed for trading on the NYSE Amex (formerly American Stock Exchange) under the trading symbol BZC. The following table sets forth the range of high and low sale prices of our common stock for the periods indicated.

	High	Low

Fiscal 2010
First Quarter	$8.26	$6.12
Second Quarter	7.00	5.83
Third Quarter	6.76	5.60
Fourth Quarter	7.10	5.75
Fiscal 2011
First Quarter	$6.88	$5.82
Second Quarter	7.20	5.76
Third Quarter	7.25	6.58
Fourth Quarter	9.29	6.96

Holders

As of May 2, 2011, the number of stockholders of record of the Company’s common stock was 1,339. On May 2, 2011, the closing sales price of a share of common stock was $8.45 per share.

Dividends

We have not paid any cash dividends on our common stock since Fiscal 2001. We currently intend to retain earnings, if any, to fund our operations and reduce debt. The payment of future cash dividends, if any, will be reviewed periodically by our Board of Directors and will depend upon the results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2006 through March 31, 2011, with the cumulative return on a Peer Issuer Group Index. The peer group consists of the companies identified below, which were selected on the basis of the similar nature of their business. The graph assumes that $100 was invested on April 1, 2006.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2011

Companies in our Peer Group include Curtiss-Wright Corp., Ducommun Inc., HEICO Corp., Ladish Co. Inc., Moog Inc., SIFCO Industries Inc., and Triumph Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for each of the five years in the period ended March 31, 2011 (amounts in thousands, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended March 31,
	2011	2010	2009	2008	2007
	($ In thousands except share amounts)

Results from Operations
Net sales	$78,200	$69,027	$75,427	$75,974	$73,339
Gross profit	30,952	20,651	30,090	32,517	32,486
Operating income (loss)	9,457	(6,723)	11,353	13,027	12,712
Interest expense	694	891	1,462	3,395	4,347
Loss on debt extinguishment	—	—	551	—	1,331
Gain on sale of facility	—	—	—	6,811	—
Net income (loss)	5,026	(6,043)	5,760	9,442	3,961
Net income (loss) per share:
Basic	$0.53	$(0.64)	$0.62	$1.01	$0.43
Diluted	0.53	(0.64)	0.61	1.00	0.42
Shares outstanding at year-end	9,429	9,397	9,365	9,339	9,275
Financial Position
Total assets	$78,148	$76,108	$76,705	$76,190	$80,471
Working capital	32,376	25,188	32,322	28,544	23,140
Long-term debt	11,500	14,786	18,071	19,849	32,750
Stockholders’ equity	33,433	27,820	33,327	26,892	16,899
Book value per share at year end	3.55	2.96	3.56	2.88	1.82
Ratios
Current ratio	3.11	2.72	2.84	2.48	2.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. We have not seen, nor do we currently anticipate, any program cancellations and still expect all of our current product development projects to lead to production and aftermarket services which support our current and expected investments. As an example, the Airbus A400M military transport aircraft is not expected to generate material revenues until after Fiscal 2012.

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

Deferred Tax Asset.  See Note 5 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Stock-Based Compensation.  See Note 9 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal 2011 Compared with Fiscal 2010

	Fiscal Year Ended		Increase/
	March 31,	March 31,	(Decrease)
	2011	2010	$	%

Products	$58,086	$49,619	$8,467	17.1%
Services	20,114	19,408	706	3.6

Net sales	78,200	69,027	9,173	13.3

Products	33,434	33,740	(306)	(0.9)
Services	13,814	14,636	(822)	(5.6)

Cost of sales	47,248	48,376	(1,128)	(2.3)

Gross profit	30,952	20,651	10,301	49.9
As a % of net sales	39.6%	29.9%	N/A	9.7	%Pt.
Selling, general, and administrative expenses	14,361	20,554	(6,193)	(30.1)
Engineering expense	6,923	6,003	920	15.3
Relocation expense	211	817	(606)	(74.2)

Operating income	9,457	(6,723)	16,180	240.7
Interest expense	694	891	(197)	(22.1)
Net income (loss)	$5,026	$(6,043)	$11,069	183.2%

Net Sales.  Net sales of $78,200 in Fiscal 2011 grew by $9,173, or 13.3%, from net sales of $69,027 in Fiscal 2010. Fiscal 2011 product sales of $58,086 were $8,467, or 17.1%, above the prior year primarily due to increased spare parts sales of $8,514 resulting primarily from higher demand by the U.S. military and from increased sales to a Canadian third-party overhaul and repair center. New equipment volume was approximately equal to the prior year.

Fiscal 2011 services sales of $20,114 were $706, or 3.6%, above the prior year primarily due to overhaul and repair services increasing by $959, partly offset by lower engineering services.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2010 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year.

Cost of Sales.  Cost of sales for products of $33,434 was 0.9% lower than the prior year primarily due to the prior-year increase in estimated inventory obsolescence reserves of $3,311, partly offset by increased volume in

Fiscal 2011. Cost of services provided of $13,814 was 5.6% lower than the prior year because the prior-year amount included $784 to accrue for estimated losses on engineering contracts, partly offset by increased volume in Fiscal 2011.

Our factory relocation in March 2010 resulted in a manufacturing ramp-up period early in the Fiscal 2011 first quarter. This resulted in under-absorbed manufacturing overhead, which for the full year was $1,039, with approximately 40% in products and 60% in services.

Gross profit.  Gross profit of $30,952 in Fiscal 2011 was 49.9% above $20,651 in Fiscal 2010. As a percent of sales, gross profit was 39.6% for Fiscal 2011 compared with 29.9% for Fiscal 2010. The dollar increase is due to higher sales volume as well as to $5,634 of cost adjustments incurred in the prior year. The increase as a percent of sales is due to a favorable mix of greater spare parts sales and to the prior-year cost adjustments.

The prior-year cost adjustments consisted of $3,311 (non-cash) for a change in estimate of the inventory obsolescence reserve, $1,539 of under-absorbed manufacturing overhead related to the relocation, and $784 (non-cash) to accrue for estimated losses on engineering contracts. Excluding these adjustments, gross profit as a percent of sales would have been 38.1% in Fiscal 2010.

In Fiscal 2011, the under-absorbed manufacturing overhead of $1,039, related primarily to carryover effects of the relocation, reduced gross profit as a percent of sales by 1.3% points. Gross profit as a percent of sales in Fiscal 2011 would have been 40.9% excluding under-absorbed manufacturing overhead.

Operating Expenses.  Total operating expenses were $21,495, or 27.5% of sales, in Fiscal 2011 compared with $27,374, or 39.7% of sales, in the prior year. The decrease is primarily due to a non-cash charge for estimated environmental liability reserves of $8,135 in Fiscal 2010, partly offset by increases in selling, general, and administrative (SG&A) expenses and engineering costs as well as lower relocation costs. Excluding the environmental charge in Fiscal 2010, operating expenses in Fiscal 2010 would have been $19,239, or 27.9% of sales.

SG&A expenses were $14,361 in Fiscal 2011 versus $20,554 in Fiscal 2010. Fiscal 2010 SG&A would have been $12,418 excluding the environmental charge, and the comparable increase in Fiscal 2011 is due to higher incentive compensation accruals based on the plan formula, outside consulting costs, and amortization related to the relocation.

Engineering expenses were $6,923 in Fiscal 2011 compared with $6,004 in Fiscal 2010. The increase is primarily due to product development for the Airbus A400M and was reduced by $734 in expense reimbursement from Airbus.

We relocated our headquarters and factory during the Fiscal 2010 fourth quarter and incurred $211 of expenses related to the move in Fiscal 2011, compared with $817 in Fiscal 2010.

Interest Expense.  Interest expense was $694 in Fiscal 2011, versus $891 in Fiscal 2010. The decline in interest expense is due to $6,572 lower total debt.

Net Income/(Loss).  Net income in Fiscal 2011 was $5,026, or $0.53 per diluted share, an increase of $11,069 versus a net loss of $6,043, or ($0.64) per diluted share, in Fiscal 2010. In Fiscal 2010, excluding the adjustments in gross profit of $5,634 and in SG&A of $8,135 discussed above, net income would have been $2,324, or $0.25 per diluted share, and the increase in Fiscal 2011 would have been $2,702, or $0.28 per diluted share.

The net income increase to $5,026 in Fiscal 2011, compared with the adjusted $2,324 in Fiscal 2010 is due to the increased sales volume and favorable product mix which improved gross profit and lower interest expenses, partly offset by higher operating expenses.

New Orders.  New product and services orders received during Fiscal 2011 totaled $79,207, an increase of $11,024 over $68,183 during Fiscal 2010. Most of this increase was due to spare parts with increases also coming from overhaul and repair and engineering. Orders for new equipment decreased by $560. Significant orders in Fiscal 2011 included $9,500 U.S. Military hoists and winches; $3,764 to upgrade the reactive overload clutch for the U.S. Coast Guard, $3,500 cargo hooks for Boeing’s Chinook helicopter, $2,280 for Lockheed Martin’s HIMARS or High Mobility Artillery Rocket System and $1,940 for Alenia’s C-27J fixed wing cargo aircraft.

New orders for services in overhaul and repair grew by $2,261 due to orders received from the U.S. Military. New orders for engineering increased by $1,061 due to weapons handling.

Backlog.  Backlog at March 31, 2010 was $131,151 compared with $130,144 at March 31, 2010 as new orders exceeded shipments by $1,007. Significant new orders are discussed in “New Orders.” The backlog at March 31, 2011 and 2010 includes approximately $71,343 and $69,463, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $43,516 at March 31, 2011 is scheduled for shipment during Fiscal 2012.

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

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for Fiscal 2011 and Fiscal 2010.

Fiscal 2010 Compared with Fiscal 2009

	Fiscal Year Ended		Increase/
	March 31,	March 31,	(Decrease)
	2010	2009	$	%

Products	$49,619	$53,907	$(4,288)	(8.0)%
Services	19,408	21,520	(2,112)	(9.8)

Net sales	69,027	75,427	(6,400)	(8.5)

Products	33,740	30,784	2,956	9.6
Services	14,636	14,553	83	0.6

Cost of sales	48,376	45,337	3,039	6.7

Gross profit	20,651	30,090	(9,439)	(31.4)
As a % of net sales	29.9%	39.8%	N/A	(9.9	)%Pt.
Selling, general, and administrative expenses	20,554	12,312	8,242	66.9
Engineering expense	6,003	6,425	(422)	(6.5)
Relocation expense	817	—	817	100.0

Operating income	(6,723)	11,353	(18,076)	(159.2)
Interest expense	891	1,462	(571)	(39.1)
Loss on debt extinguishment	—	551	(551)	N/A
Net income (loss)	$(6,043)	$5,760	$(11,803)	(204.9)%

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

Cost of Sales.  Cost of sales for products of $33,740 was 9.6% higher than the prior year primarily due to the increase in estimated inventory obsolescence reserves of $3,311, partly offset by lower volume from the relocation. Cost of services provided of $14,636 was 0.6% higher than the prior year because the current-year amount included $784 to accrue for estimated losses on engineering contracts.

Gross profit.  Gross profit of $20,651 in Fiscal 2010 was 31.4% lower than the $30,090 in Fiscal 2009. As a percent of sales, gross profit was 29.9% for Fiscal 2010 compared with 39.9% for Fiscal 2009. The decrease is primarily due to lower sales volume in spare parts and engineering as well as the relocation (discussed in Net Sales above) and due to $5,634 in adjustments consisting of $3,311 (non-cash) for a change in estimate of the inventory obsolescence reserve, $1,539 of unabsorbed manufacturing overhead related to the relocation, and $784 (non-cash) to accrue for estimated losses on engineering contracts. Excluding these adjustments, gross profit as a percent of sales would have been 38.1% which is lower than the prior year due to lower new product profitability resulting from an unfavorable shift in mix and lower profit on engineering contracts, partly offset by higher margins on spare parts.

Operating Expenses.  Total operating expenses were $27,374, or 39.7% of sales, in Fiscal 2010 compared with $18,737, or 24.8% of sales, in the prior year. The increase is primarily due to a non-cash charge for estimated environmental liability reserves of $8,135. Excluding the environmental charge, operating expenses Fiscal 2010 would have been $19,239, or 27.9% of sales, and increased by $502. SG&A expenses were $20,554 in Fiscal 2010 versus $12,312 in Fiscal 2009. Fiscal 2010 SG&A would have been $12,418 excluding the environmental charge, an increase of $106. The small increase in operating expenses and SG&A represents cost-reduction initiatives taken in the second quarter of Fiscal 2010. Engineering expenses were $6,004 in Fiscal 2010 compared with $6,425 in Fiscal 2009, and reflect new product development for awarded aerospace platforms.

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

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for Fiscal 2010 and 1.1 for Fiscal 2009.

Liquidity and Capital Resources

During Fiscal 2011, our operating cash flow was strong and we were accumulating cash. With the current low interest rates producing negligible interest income, we accelerated our term-loan payments. We made four term-loan pre-payments totaling $3,286; thus our next required term-loan payment is due April 1, 2012. Accordingly, we show zero current debt on our balance sheet.

Also, as a result of our strong cash generation, our net debt, defined as total debt less cash, decreased by $9,582 to $5,119 at March 31, 2011 from $14,701 at March 31, 2010.

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

During the second quarter of Fiscal 2009, we refinanced and paid in full our Former Senior Credit Facility with a new 60-month, $33,000 Senior Credit Facility consisting of a $10,000 revolving line of credit (“Revolver”) and term loans totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrues interest at either the “Base Rate” (as defined) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined) for the most recent four quarters and is calculated at each quarter end. At March 31, 2011, the term loan balance was $11,500, there were no outstanding Revolver borrowings, there were $452 in outstanding (standby) letters of credit, and $9,548 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 6 of our financial statements included elsewhere herein. At March 31, 2011, and throughout Fiscal 2011, we were in compliance with all covenant provisions of the Senior Credit Facility.

Working Capital

Working capital at March 31, 2011 was $32,376 an increase of $7,188, versus $25,188 at March 31, 2010. Excluding increased cash of $3,010, working capital increased by $4,178 while sales increased by 13.3%. The ratio of current assets to current liabilities was 3.1:1.0 at March 31, 2011, compared with 2.7:1.0 at the beginning of Fiscal 2011. The working capital increase resulted primarily from a $3,010 increase in cash, a $2,614 decrease in inventory, a $1,689 increase in deferred income taxes, a $3,286 decrease in current portion of long-term debt, a $2,463 increase in accounts payable, and a $2,140 net decrease in other working capital items. Partly offsetting these amounts was a $6,420 increase in accounts receivable. Our relocation and operations shutdown at the end of Fiscal 2010 resulted in a temporary dip in accounts receivable at March 31, 2010.

The accounts receivable days outstanding decreased to 62.7 days at March 31, 2011, from 74.0 days at March 31, 2010 as we collected over $3 million of past due accounts. Inventory turnover increased to 3.6 turns in Fiscal 2011 versus 3.1 turns in Fiscal 2010. The accounts receivables and inventory figures are based on the Fiscal year fourth quarter.

Capital Expenditures

Fiscal 2011 and Fiscal 2010 capital expenditures-operations were $787 and $438, respectively, and capitalized relocation expenditures in Fiscal 2011 were ($72), which includes a build-out credit of $233 received, and were $6,208, in Fiscal 2010. Fiscal 2011 and Fiscal 2010 capitalized project costs for engineering were $807 and $1,043, respectively.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years:

	Payments Due By Fiscal Year
					2017 &
	Total	2012	2013-2014	2015-2016	beyond

Debt principal repayments(a)	$11,500	$—	$11,500	$—	$—
Estimated interest payments on long-term debt(b)	432	—	432	—	—
Operating leases	8,654	1,079	2,127	1,983	3,465

Total	$20,586	$1,079	$14,059	$1,983	$3,465

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 6 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.5%, our blended interest rate at March 31, 2011.

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

At March 31, 2011, $10,500 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $63 based on the debt outstanding under the facility at March 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Breeze-Eastern Corporation

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation and subsidiaries as of March 31, 2011 and 2010, and the related statements of consolidated operations, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended March 31, 2011 and 2010 included on page 54. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, June 3, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum llp

Bala Cynwyd, Pennsylvania
June 3, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of
Breeze-Eastern Corporation

We have audited the accompanying statements of consolidated operations, stockholders’ equity and cash flows of Breeze-Eastern Corporation and subsidiaries for the year ended March 31, 2009. Our audit also included the financial statement schedule as of and for the year ended March 31, 2009 included on page 54. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, stockholder’s equity and cash flows of Breeze-Eastern Corporation and subsidiaries for the year ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Margolis & Company P.C.

Bala Cynwyd, Pennsylvania
May 1, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and Stockholders of
Breeze-Eastern Corporation

We have audited Breeze-Eastern Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2011 and 2010, and the related statements of consolidated operations, stockholders’ equity, and cash flows and the related financial statement schedule for the years then ended of the Company, and our report dated June 3, 2011 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

Marcum llp

Bala Cynwyd, Pennsylvania
June 3, 2011

Consolidated Balance Sheets

	March 31,
	2011	2010
	(In thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash	$6,381	$3,371
Accounts receivable (net of allowance for doubtful accounts of $235 and $150 in 2011 and 2010, respectively)	18,522	12,102
Tax refund receivable	—	904
Inventories-net	14,751	17,365
Prepaid expenses and other current assets	727	423
Deferred income taxes	7,375	5,686

Total current assets	47,756	39,851

PROPERTY:
Machinery and equipment	3,900	5,417
Furniture, fixtures and information systems	7,506	8,404
Leasehold improvements	5,590	2,560
Construction in progress	590	3,942

Total	17,586	20,323
Less accumulated depreciation and amortization	9,235	10,748

Property — net	8,351	9,575

OTHER ASSETS:
Deferred income taxes	8,750	13,718
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	3,179	2,731
Other	5,910	6,031

Total other assets	22,041	26,682

TOTAL	$78,148	$76,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	3,286
Accounts payable — trade	8,041	5,578
Accrued compensation	3,010	2,286
Accrued income taxes	287	114
Other current liabilities	4,042	3,399

Total current liabilities	15,380	14,663

LONG-TERM DEBT PAYABLE TO BANKS	11,500	14,786

OTHER LONG-TERM LIABILITIES	17,835	18,839

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
TOTAL LIABILITIES	44,715	48,288

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,846,003 and 9,813,097 shares in 2011 and 2010, respectively	98	98
Additional paid-in capital	95,068	94,612
Accumulated deficit	(54,837)	(59,863)
Accumulated other comprehensive loss	(147)	(285)

	40,182	34,562
Less treasury stock, at cost — 416,967 and 416,147 shares in 2011 and 2010, respectively	(6,749)	(6,742)

Total stockholders’ equity	33,433	27,820

TOTAL	$78,148	$76,108

See notes to consolidated financial statements.

Statements of Consolidated Operations

	Years Ended March 31,
	2011	2010	2009
	(In thousands, except share amounts)

Net sales	$78,200	$69,027	$75,427
Cost of sales	47,248	48,376	45,337

Gross profit	30,952	20,651	30,090
Selling, general and administrative expenses	14,361	20,554	12,312
Engineering expense	6,923	6,003	6,425
Relocation expense	211	817	—

Operating income (loss)	9,457	(6,723)	11,353
Interest expense	694	891	1,462
Other expense — net	213	458	231
Loss on extinguishment of debt	—	—	551

Income (loss) before income taxes	8,550	(8,072)	9,109
Income tax provision (benefit)	3,524	(2,029)	3,349

Net income (loss)	$5,026	$(6,043)	$5,760

Earnings (loss) per common share:
Basic net income (loss) per share:	$0.53	$(0.64)	$0.62
Diluted net income (loss) per share:	$0.53	$(0.64)	$0.61

Weighted-average basic shares outstanding	9,414,000	9,388,000	9,355,000
Weighted-average diluted shares outstanding	9,443,000	9,388,000	9,400,000

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Years Ended March 31,
	2011	2010	2009
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$5,026	$(6,043)	$5,760
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off unamortized loan fees	—	—	223
Loss on disposal of property and equipment	29	—	—
Depreciation and amortization	2,271	1,587	1,359
Non-cash interest expense	435	129	179
Stock based compensation	454	796	676
Provision for losses on accounts receivable	85	122	7
Deferred taxes-net	3,177	(1,302)	3,262
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(5,601)	7,110	(443)
Decrease (increase) in inventories	2,614	2,270	(1,408)
(Increase) decrease in other assets	(185)	(905)	18
Increase (decrease) in accounts payable	2,463	(733)	2,458
Increase (decrease) in other liabilities	336	8,647	(3,932)

Net cash provided by operating activities	11,104	11,678	8,159

Cash flows from investing activities:
Capital (expenditures) reimbursements — relocation	72	(6,208)	—
Capital expenditures — operations	(787)	(438)	(1,475)
Capitalized Qualification units	(807)	(1,043)	(918)

Net cash used in investing activities	(1,522)	(7,689)	(2,393)

Cash flows from financing activities:
Payments on long-term debt	(6,572)	(3,285)	(24,549)
Proceeds from long-term debt and borrowings	—	—	23,000
(Repayments) of other debt	—	—	(2,920)
Payment of debt issue costs	—	—	(513)
Exercise of stock options	—	—	7

Net cash used in financing activities	(6,572)	(3,285)	(4,975)

Increase in cash	3,010	704	791
Cash at beginning of year	3,371	2,667	1,876

Cash at end of year	$6,381	$3,371	$2,667

Supplemental information:
Interest payments	$588	$771	$1,307
Income tax payments	$87	$127	$538

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	(Loss)
	(In thousands, except share amounts)

BALANCE, MARCH 31, 2008	9,751,315	$97	(412,323)	$(6,699)	$93,090	$(59,580)	$(16)
Net income	—	—	—	—	—	5,760	—	$5,760
Issuance of stock under stock option Plan	1,000	1	—	—	7	—	—	—
Issuance of stock under compensation and bonus plan	25,782	—	(408)	(5)	5	—	—	—
Stock based compensation expense	—	—	—	—	676	—	—	—
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	(9)	(9)

BALANCE, MARCH 31, 2009	9,778,097	98	(412,731)	(6,704)	93,778	(53,820)	(25)	$5,751

Net loss	—	—	—	—	—	(6,043)	—	$(6,043)
Issuance of stock under compensation and bonus plan	35,000	—	(3,416)	(38)	38	—	—	—
Stock based compensation expense	—	—	—	—	796	—	—	—
Fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(126)	(126)
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	(134)	(134)

BALANCE, MARCH 31, 2010	9,813,097	98	(416,147)	(6,742)	94,612	(59,863)	(285)	$(6,303)

Net income	—	—	—	—	—	5,026	—	$5,026
Issuance of stock under compensation and bonus plan	32,906	—	(820)	(7)	2	—	—	—
Stock based compensation expense	—	—	—	—	454	—	—	—
Fair value of interest rate swap, net of taxes	—	—	—	—	—	—	91	91
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	47	47

BALANCE, MARCH 31, 2011	9,846,003	$98	(416,967)	$(6,749)	$95,068	$(54,837)	$(147)	$5,164

See notes to consolidated financial statements.

Notes To Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business — Breeze-Eastern Corporation (the “Company”) has one manufacturing facility located in the United States, and it designs, develops, manufactures, sells, and services a complete line of sophisticated lifting and restraining products, principally mission-critical helicopter rescue hoist and cargo hook systems, winches, and hoists for aircraft and weapons systems.

The Company has a fiscal year ending March 31. Accordingly, all references to years in the Notes to Consolidated Financial Statements refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

Reclassifications — The classifications of certain prior period items in the consolidated balance sheets, statements of consolidated operations, and statements of consolidated cash flows, have been changed to conform to the classification used in the current period. These reclassifications had no effect on total net income or retained earnings as previously reported.

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

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated in consolidation. The consolidated financial statements include seven inactive subsidiaries which include TTERUSA, Inc., TT Connecticut Corporation, Rancho TransTechnology Corporation, Retainers, Inc., SSP Industries, TransTechnology International Corporation, and TransTechnology Germany GmbH.

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

Cash — Cash includes all cash balances and highly liquid short-term investments which mature within three months of purchase. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk with cash.

Allowance for doubtful accounts — The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

Inventories — Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Cost includes material, labor, and manufacturing overhead costs.

Notes To Consolidated Financial Statements — (Continued)

Capitalized Qualification units — Capitalized project costs are production prototypes that are used for the aerospace qualification testing that is required for the product to become certified for use on an aircraft. These costs are charged to expense over the expected future shipments of the qualified product.

Property and Related Depreciation — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2011, 2010, and 2009 was $1,910, $1,587, and $1,359, respectively.

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

Environmental Reserve — The Company provides for a best estimate of environmental liability reserves upon a determination that a liability is both probable and estimable. In many cases, The Company does not fix or cap the liability for a particular site when first recorded. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation.

Earnings (Loss) Per Share (“EPS”) — The computation of basic earnings (loss) per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method. The diluted loss per share is computed using the same weighted-average number of shares as the basic earnings (loss) per share computation.

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	2011	2010	2009

Basic earnings (loss) per common share:
Weighted-average common shares outstanding	9,414,000	9,388,000	9,355,000

Diluted earnings (loss) per common share:
Weighted-average common shares outstanding	9,414,000	9,388,000	9,355,000
Stock options	29,000	—	45,000

Denominator for diluted earnings (loss) per common share	9,443,000	9,388,000	9,400,000

During the years ended March 31, 2011, 2010 and 2009, options to purchase 320,620 shares, 443,465 shares and 237,333 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

Notes To Consolidated Financial Statements — (Continued)

Product Warranty Costs — Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the years ended March 31, 2010 and 2011 are summarized as follows:

Balance at March 31, 2009	$238
Warranty costs incurred	(159)
Change in estimate to pre-existing warranties	5
Product warranty accrual	95

Balance at March 31, 2010	179
Warranty costs incurred	(134)
Change in estimate to pre-existing warranties	70
Product warranty accrual	140

Balance at March 31, 2011	$255

Research, Development, and Engineering Costs — Research and development costs, which are charged to SG&A expense when incurred, amounted to $1,347, $1,848, and $1,689 for the years ended March 31, 2011, 2010, and 2009, respectively.

Shipping and Handling Costs — Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2011, 2010 and 2009 were $173, $145, and $156, respectively.

Income Taxes — The Company applies guidance issued by Financial Accounting Standards Board (“FASB”), codified as Accounting Standards Codification (“ASC”) 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

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

Stock-Based Compensation — See Note 9.

Impairment of Goodwill and Other Long-Lived Assets — Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2011, the Company tested its goodwill for impairment and determined that it did not have an impairment.

New Accounting Standards — In March 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved. Determining whether a milestone is substantive requires judgment that should be made at the inception of the

Notes To Consolidated Financial Statements — (Continued)

arrangement. To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. The new standard is effective for interim and annual periods beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In July 2010, the FASB issued ASU 2010-20, which amends ASC 310 by requiring more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The objective of enhancing these disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables and (2) the entity’s assessment of that risk in estimating its allowance for credit losses as well as changes in the allowance and the reasons for those changes. The guidance is effective for the first reporting period beginning after December 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

2.	INVENTORIES

Inventories at March 31 consisted of the following:

	2011	2010

Finished goods	$895	$1,985
Work in process	6,007	6,133
Purchased and manufactured parts	10,460	11,785

	17,362	19,903
Reserve for slow moving and obsolescence	(2,611)	(2,538)

Total	$14,751	$17,365

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

Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in inventory reserves. In the fourth quarter of Fiscal 2010, the Company reviewed its inventory and identified approximately $2,198 of items that would cost more to relocate and restock than their current or projected future market value. These items were physically scrapped before the end of Fiscal 2010. Because this amount was higher than expected, the Company reassessed the methodology previously used for estimating inventory obsolescence and determined that a modification was warranted. The previous method for estimating inventory obsolescence was based on estimates of future potential usage. Including the $2,198 amount above, the change in methodology resulted in a non-cash adjustment to increase the inventory reserves by $3,311 during the fourth quarter of Fiscal 2010. The total amount of the inventory reserve change for Fiscal 2010 was $3,533 which included increases to the inventory reserve in earlier quarters.

Notes To Consolidated Financial Statements — (Continued)

3.	OTHER ASSETS

Other assets at March 31 consisted of the following:

	2011	2010

Obligation due from divestiture(a)	$3,358	$3,376
Environmental receivable	1,442	1,408
Other	1,110	1,247

Total	$5,910	$6,031

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note 10).

4.	OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following:

	2011	2010

Accrued medical benefits cost	$694	$968
Environmental reserves	1,565	1,023
Other	1,783	1,408

Total	$4,042	$3,399

5.	INCOME TAXES

The provision for income taxes is summarized below:

	2011	2010	2009

Current expense (benefit):
Federal	$153	$(769)	$(142)
State	91	42	229

Total current income tax expense (benefit)	244	(727)	87

Deferred	3,280	299	6,990
Change in valuation allowance	—	(1,601)	(3,728)

Total deferred income tax expense	3,280	(1,302)	3,262

Total income tax expense	$3,524	$(2,029)	$3,349

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2011	2010	2009

Statutory federal rate	35.0%	(35.0)%	35.0%
State income taxes after federal income tax	6.4	16.4	8.5
Valuation allowance	—	(12.9)	(4.3)
General business credits	—	4.1	—
Other	(0.2)	2.3	(2.4)

Consolidated effective tax rate	41.2%	(25.1)%	36.8%

Notes To Consolidated Financial Statements — (Continued)

The following is an analysis of accumulated deferred income taxes:

	2011	2010

Assets:
Current:
Bad debts	$1,168	$1,130
Employee benefit accruals	356	712
Inventory	1,193	735
Net operating loss carry forward	1,809	1,951
Other	2,849	1,158

Total current	7,375	5,686

Noncurrent:
Employee benefit accruals	509	560
Environmental	2,633	2,632
Net operating loss carry forward	2,894	7,869
Other	771	618
Property	2,208	2,304
Valuation allowance	(265)	(265)

Total noncurrent	8,750	13,718

Total net assets	$16,125	$19,404

The Company has federal and state net operating loss carry forwards, or NOLs, of approximately $15,133 and $4,258, respectively, which are due to expire in fiscal 2022 through fiscal 2030 and fiscal 2012 through fiscal 2017, respectively. The tax loss generated in fiscal 2010 increased the federal net operating loss carry-forward by $5,226. In fiscal 2010, approximately $26,950 of gross state NOLs expired, unused, resulting in a decrease of approximately $1,602 of deferred tax assets and corresponding valuation allowance. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate the Company’s federal and state income taxes otherwise payable. A valuation allowance of $265 has been established relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

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

Notes To Consolidated Financial Statements — (Continued)

At March 31, 2011, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for fiscal 2007 through the present are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before fiscal 2006. In the second quarter of Fiscal 2011, the Internal Revenue Service commenced an examination of the Company’s federal income tax return for Fiscal 2009. This audit was concluded with no changes in the first quarter of Fiscal 2012.

The Company recognizes interest and penalties, related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties, if incurred, are included within the related tax liability line in the consolidated balance sheets.

6.	LONG-TERM DEBT PAYABLE TO BANKS

Long-term debt payable to banks, including current maturities, consisted of the following:

	2011	2010

Senior Credit Facility	$11,500	$18,072
Less current maturities	—	3,286

Total long-term debt	$11,500	$14,786

During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. Accordingly, the balance sheet reflects no current maturities due under the term loan of the Senior Credit Facility as of March 31, 2011.

During the Fiscal 2011 second quarter, the Company made two $822 term loan repayments by paying the required amount due on July 1, 2010, and pre-paying the amount due October 1, 2010. During the Fiscal 2011 third quarter, the Company made three $822 term loan repayments by pre-paying the amounts due in January 2011, April 2011 and July 2011. During the Fiscal 2011 fourth quarter, the Company made two $822 term loan repayments by pre-paying the amounts due in October 2011 and January 2012.

Senior Credit Facility — On August 28, 2008, the Company refinanced and paid in full the Former Senior Credit Facility (as defined below) with a new 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and a term loan totaling $23,000 (the “Senior Credit Facility”). As a result of this refinancing, in the second quarter of Fiscal 2009, the Company recorded a pre-tax charge of $551 consisting of $231 for writing off unamortized debt issue costs and $320 for a pre-payment penalty. The term loan requires quarterly principal payments of $822 over the life of the loan and $6,571 due at maturity in August 2013.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At March 31, 2011, the Senior Credit Facility had a blended interest rate of 3.5%, for debt of $10,500 tied to LIBOR and for debt of $1,000 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2011, there were no outstanding borrowings

Notes To Consolidated Financial Statements — (Continued)

under the Revolver, $452 in outstanding (standby) letters of credit, and $9,548 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company is permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At March 31, 2011, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

Amortization of loan origination fees on the Senior Credit Facility and the Former Senior Credit Facility amounted to $116, $112, and $95 for the Fiscal years ended March 31, 2011, 2010 and 2009, respectively, and is included in interest expense. The Company has no long-term debt maturities in Fiscal year 2012 due to the pre-payments discussed above, long-term debt maturities of $3,286 in Fiscal year 2013, and $8,214 in Fiscal 2014. These maturities reflect the payment terms of the Senior Credit Facility.

Interest Rate Swap — The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value is included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during Fiscal year 2011.

Former Senior Credit Facility — At the time of the refinancing, the Company had a $50,000 senior credit facility consisting of a $10,000 revolving credit facility, and two term loans of $20,000 each, which had a blended interest rate of 6.82% (the “Former Senior Credit Facility”). The terms of this facility required monthly principal payments of $238, an additional quarterly principal payment of $50, and certain mandatory prepayment provisions linked to cash flow. The remaining balance under this facility was due at maturity on May 1, 2012. The Company did not have a mandatory prepayment under the Former Senior Credit Facility for Fiscal 2008 due to the pay down of principal made from the net proceeds received from the February 2008 sale of its headquarters facility and plant in Union, New Jersey. The Former Senior Credit Facility was secured by all of the Company’s assets.

7.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 — Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3 — Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

The carrying amount reported in the Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the revolving portion of the Senior Credit Facility, if applicable, would

Notes To Consolidated Financial Statements — (Continued)

approximate fair value because of the variable market interest rate charged to the Company for these borrowings. The fair value of the long-term debt was estimated using a discounted cash flow analysis and a yield rate that was estimated using yield rates for publicly traded debt instruments of comparable companies with similar features.

The carrying amounts and fair value of the Company’s financial instruments are presented below as of March 31, 2011.

	Carrying	Fair
	Amount	Value

Long-term debt	$11,500	$11,500
Interest rate swap liability included in other long term liabilities (Level 2)	60	60

8.	OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following:

	2011	2010

Environmental reserves	$12,728	$13,473
Obligation from divestiture(a)	3,358	3,376
Other	1,749	1,990

Total	$17,835	$18,839

(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).

9.	STOCK-BASED COMPENSATION

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for each of the periods ended March 31, 2011, 2010, and 2009, includes $263, $462, and $393, respectively, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of this guidance.

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

Notes To Consolidated Financial Statements — (Continued)

the date of the grant. In certain circumstances, including a change of control of the Company as defined in the various Plans, option vesting may be accelerated.

The Black-Scholes weighted-average value per option granted in Fiscal 2011 was $2.21 and $2.41. The Black-Scholes weighted-average value per option granted in Fiscal 2010 was $2.52, $2.55, and $2.63, and in Fiscal 2009 the Black-Scholes weighted-average value per option granted was $4.52. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2011, Fiscal 2010, and Fiscal 2009. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2011 $2.21	2011 $2.41	2010 $2.52	2010 $2.55	2010 $2.63
	Value per	Value per	Value per	Value per	Value per
	Option	Option	Option	Option	Option	2009

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	25.7%	30.2%	32.6%	34.0%	34.0%	33.5%
Risk-free interest rate	2.1%	3.2%	3.1%	3.2%	3.4%	3.6%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0	7.0

The following table summarizes stock option activity under all plans:

			Approximate	Weighted —
	Number	Aggregate	Remaining	Average
	of	Intrinsic	Contractual	Exercise
	Shares	Value	Term (Years)	Price

Outstanding at March 31, 2009	454,911	$28	6	$10.00
Granted	200,000	—	—	$6.13
Exercised	—	—	—	$—
Canceled or expired	(30,000)	—	—	$17.94

Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	117,000	—	—	$6.74
Exercised	—	—	—	$—
Canceled or expired	(67,000)	—	—	$9.01

Outstanding at March 31, 2011	674,911	$934	6	$8.03

Options exercisable at March 31, 2011	433,911	$442	5	$8.80
Unvested options expected to become exercisable after March 31, 2011	241,000	$492	9	$6.65
Shares available for future option grants at March 31, 2011(a)	80,308

(a)	May be decreased by restricted stock grants.

There were 117,000 and 200,000 options granted during Fiscal 2011 and Fiscal 2010, respectively. The weighted average grant date fair value of options issued during the year ended March 31, 2011 and 2010 was equal to $6.74 and $6.13 per share, respectively.

No options were exercised during Fiscal 2011 and Fiscal 2010. The aggregate intrinsic value of options exercised during Fiscal 2009 was approximately $4. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. Cash

Notes To Consolidated Financial Statements — (Continued)

received from stock option exercises during Fiscal 2009 was $7. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during Fiscal 2009.

During Fiscal 2011, 2010, and 2009, compensation expense associated with stock options was $265, $539, and $409, respectively, before taxes of $111, $226 and $172, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2011, there was approximately $431 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of restricted stock award activity under all plans is as follows:

		Weighted —
		Average Grant
	Number of	Date
	Shares	Fair Value

Non-vested at March 31, 2009	31,904	$10.80
Granted	35,000	$6.00
Vested	(25,624)	$10.65
Cancelled	(3,296)	$6.43

Non-vested at March 31, 2010	37,984	$10.80
Granted	32,906	$6.85
Vested	(36,899)	$6.29
Cancelled	(239)	$11.07

Non-vested at March 31, 2011	33,752	$6.95

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

During Fiscal 2011, 2010, and 2009, compensation expense related to restricted stock awards recorded in general, administrative, and selling expenses was $188, $257, and $268, respectively, before taxes of $79, 108, and $113, respectively. As of March 31, 2011, there was approximately $119 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately one year.

Notes To Consolidated Financial Statements — (Continued)

10.	EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $682, $745, and $786 in 2011, 2010, and 2009, respectively.

The Company provides postretirement benefits to certain union employees from a previous plan that existed a number of years ago. The primary cost is for 11 people with medical benefits. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,358 and $3,376 as of March 31, 2011 and 2010, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement
	Benefits		Pension Plan
	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$973	$817	$3,376	$3,365
Service cost	—	—	—	—
Interest cost	43	35	184	195
Actuarial (gain)/loss	(58)	231	(146)	51
Foreign currency exchange rate changes	—	—	174	66
Benefits paid	(101)	(110)	(230)	(301)

Benefit obligation at end of year	857	973	3,358	3,376

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	101	110	—	—
Benefits paid	(101)	(110)	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(857)	$(973)	$(3,358)	$(3,376)

Notes To Consolidated Financial Statements — (Continued)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement
	Benefits		Pension Plan
	2011	2010	2011	2010

Current liabilities	$98	$115	$—	$—
Noncurrent liabilities	759	858	3,358	3,376

Total Liabilities	$857	$973	$3,358	$3,376

Amounts recognized in accumulated other comprehensive loss consist of:

	Postretirement Benefits		Pension Plan
	2011	2010	2011	2010

Net loss	$193	$275	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $857 and $973 at March 31, 2011 and 2010, respectively.

The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2011	2010	2011	2010

Net periodic benefit cost
Interest cost	$43	$35	$184	$195
Amortization of net (gain) loss	23	—	—	—

Net periodic benefit cost	$66	$35	$184	$195

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $15, $0, and $0, respectively.

	Postretirement Benefits		Pension Plan
	2011	2010	2011	2010

Increase in minimum liability included in other comprehensive income	$193	$275	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2011	2010	2011	2010

Discount rate	4.70%	4.70%	5.25%	5.80%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2011	2010

Health care cost trend rate assumed for next year	10.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2020	2018

Notes To Consolidated Financial Statements — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$46	$41
Effect on postretirement benefit obligation	$922	$799

The Company expects to contribute $53 to its postretirement benefit plan in Fiscal 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement
	Benefits	Pension Plan

2012	$98	$303
2013	94	297
2014	89	291
2015	83	286
2016	78	265
Years 2017-2021	307	1,308

11.	CONCENTRATION OF CREDIT RISK

The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2011, the Company had no other significant concentrations of credit risk.

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

The Company conducts all of its operations from a leased facility which expires in Fiscal 2020. In addition, the Company leases various office equipment under operating leases, which expire at various dates through Fiscal 2016. All operating leases may include renewals and escalations.

The following is a summary of net rent expense under operating leases for the years ended March 31, 2011, 2010 and 2009:

		Amortization	Net
	Minimum	of Deferred	Rent
	Rentals	Gain	Expense

2011	$1,136	$—	$1,136
2010	$1,895	$(718)	$1,177
2009	$1,121	$(883)	$238

Notes To Consolidated Financial Statements — (Continued)

The Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2012	$1,079
2013	1,079
2014	1,048
2015	1,046
2016	937
Thereafter	3,465

Total	$8,654

13.	CONTINGENCIES

Environmental Matters

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former facilities that were never required for our current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, our former parent Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. We consider these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions. We record a liability for the amount that we determine to be our best estimate of the cost of remediation. We do not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.

Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in estimated environmental liability reserves. In the fourth quarter of Fiscal 2010, the Company reviewed and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates. To support this reassessment, the Company retained the services of a nationally-recognized environmental consulting firm. Based upon the new information and the consultant’s analysis and recommendations, the Company estimated its future environmental liabilities in the fourth quarter of Fiscal 2010 at $14,496 before offsetting cost-sharing of about $1,500 that is classified primarily as a non-current asset.

At March 31, 2011 and 2010, the aggregate amount of liabilities recorded relative to environmental matters was $14,293 and $14,496, respectively. In Fiscal 2011 and Fiscal 2010, we spent $638 and $772, respectively, on environmental costs, and in fiscal 2012, we anticipate spending $1,399. The increased spending is primarily related to the Glen Head, New York property. These costs will be charged against our environmental liability reserve and will not impact income. We perform quarterly reviews of the status of our environmental sites and the related liabilities. There are a number of former operating facilities that we are monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. We also are pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

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

Notes To Consolidated Financial Statements — (Continued)

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

In the first quarter of Fiscal 2003, we entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which we developed a remediation plan for review and approval by the New York Department of Environmental Conservation. We were advised in Fiscal 2010 that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York, based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $4,132. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.

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

At March 31, 2011, our reserve for environmental liabilities at Federal Labs was $5,852. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

There are other properties that have a combined environmental liability of $4,253. In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company is a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these

Notes To Consolidated Financial Statements — (Continued)

proceedings, will not exceed $100 and has provided for these estimated costs in the Company’s accrual for environmental liabilities.

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

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2011	2010	2009

Customer A	$21,591	$17,157	$14,973
Customer B	$16,238	$13,091	$12,230
Customer C	$12,639	$13,134	$14,358

Net sales by geographic location of customers are summarized as follows:

Location	2011	2010	2009

United States	$49,622	$41,115	$42,739
Italy	8,123	9,506	7,753
England	3,499	2,510	2,909
Other European countries	4,588	3,359	8,022
Pacific and Far East	4,325	4,309	5,857
Other International	8,043	8,228	8,147

Total	$78,200	$69,027	$75,427

Notes To Consolidated Financial Statements — (Continued)

15.	UNAUDITED QUARTERLY FINANCIAL DATA

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

2011
Net sales	$16,540	$15,106	$19,614	$26,940	$78,200
Gross profit	6,133	6,176	7,275	11,368	30,952
Operating income	1,293	1,360	1,841	4,963	9,457
Net income	589	643	953	2,841	5,026

Basic earnings per share:	$0.06	$0.07	$0.10	$0.30	$0.53

Diluted earnings per share:	$0.06	$0.07	$0.10	$0.30	$0.53

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter		Total

2010
Net sales	$13,362	$16,408	$21,168	$18,089		$69,027
Gross profit	5,234	5,963	8,009	1,445	(a)	20,651
Operating income (loss)	912	1,422	3,475	(12,532	)(b)	(6,723)
Net income (loss)	358	654	1,857	(8,912)		(6,043)

Basic earnings (loss) per share:	$0.04	$0.07	$0.20	$(0.95)		$(0.64)

Diluted earnings (loss) per share:	$0.04	$0.07	$0.20	$(0.95)		$(0.64)

(a)	Includes a pretax charge of $3,311 for a change in estimate of the inventory obsolescence reserve, $1,539 of unabsorbed manufacturing overhead related to the relocation, and $784 to accrue for estimated losses on engineering contracts.

(b)	Includes a pretax charge for a change in estimate for environmental liabilities of $8,135.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2011. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed not later than 120 days after March 31, 2011 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed not later than 120 days after March 31, 2011 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed not later than 120 days after March 31, 2011 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed not later than 120 days after March 31, 2011 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2011 annual meeting of stockholders to be filed not later than 120 days after March 31, 2011 and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2011 and 2010

Statements of Consolidated Operations for the years ended March 31, 2011, 2010, and 2009

Statements of Consolidated Cash Flows for the years ended March 31, 2011, 2010, and 2009

Statements of Consolidated Stockholders’ Equity for the years ended March 31, 2011, 2010, and 2009

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms for the years ended March 31, 2011, 2010 and 2009

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2011, 2010, and 2009.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR YEARS ENDED MARCH 31, 2011, 2010 AND 2009
($ In Thousands Except Share Amounts)

	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other				End of
Description	Period	Expenses		Accounts		Deductions		Period

2011
Allowances for doubtful accounts and sales returns	$150	$85		$—		$—		$235
Inventory reserves	2,538	569		—		496		2,611
Environmental reserves	14,496	435		—		638		14,293
Allowance for tax loss valuation	265	—		—		—		265
2010
Allowances for doubtful accounts and sales returns	30	122		—		2		150
Inventory reserves	1,303	3,533	(a)	—		2,298	(a)	2,538
Environmental reserves	5,546	9,722	(b)	—		772		14,496
Allowance for tax loss valuation	1,867	—		—		1,602		265
2009
Allowances for doubtful accounts and sales returns	101	7		—		78		30
Inventory reserves	1,688	84		—		469		1,303
Environmental reserves	5,819	356		—		629		5,546
Allowance for tax loss valuation	5,595	—		265	(c)	3,993		1,867

(a)	In the process of moving from Union, NJ to Whippany, NJ, the Company reviewed its inventory and identified $2,198 of items which would cost more to move and restock than their current or projected future market value; these items have been scrapped. Normal scrap during the Fiscal year was $100. Since this amount was more than was expected, the Company’s management reassessed the methodology used for estimating inventory obsolescence and determined that a modification was warranted. This change in methodology increased the Company’s estimate of inventory obsolescence to $2,538 at March 31, 2010. The combination of these two events resulted in a non-cash pretax charge of $3,311. There was $222 of normal inventory obsolescence adjustments made during the Fiscal year bringing the total to $3,533.

(b)	In the fourth quarter of Fiscal 2010, the Company received and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates.

(c)	Increase is for a deferred tax asset related to a discontinued operation.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)
3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)
10.1	Amended and Restated 1992 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-2, File No. 333-37395, filed with the SEC on October 8, 1997)
10.2	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)
10.3	Form of Stock Option Agreement under the Company’s 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2000)
10.4	Form of Restricted Stock Award Agreement under the Company’s 1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2000)
10.5	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)
10.6	Form of Stock Option Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)
10.7	Form of Restricted Stock Award Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006
10.8	2006 Long Term Incentive Plan of the Company (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders)
10.9	Form of Stock Option Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)
10.10	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)
10.11	Credit Agreement by and among the Company, as Borrower, the Guarantors that are signatories thereto, as the Guarantors, T.D. Bank, N.A, as a Lender, PNC Bank, National Association, as a Lender and the Administrative Agent for the Lenders, and PNC Capital Markets, LLC, as Arranger, dated as of August 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2008)
10.12	Agreement of Sale between the Company and Bed Bath & Beyond, Inc., dated as of November 28, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on November 30, 2007)
10.13	Net Lease Agreement between the Company and Bed Bath & Beyond, dated as of February 8, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)
10.14	Net Lease Agreement between the Company and 35 Melanie Lane, L.L.C., dated as of May 13, 2009 (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009)
10.15	First Amendment to Credit Agreement by and among the Company, as Borrower, the Guarantors that are parties thereto, the Lenders that are Parties thereto, as the Lenders, and PNC Bank, National Association, as Administrative Agent, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 7, 2009)

Exhibit No.		Description

10.16		Employment Agreement between the Company and Michael Harlan, dated July 24, 2009 (incorporated by reference to Exhibit 10.36 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)
10.17		Stock Option Agreement between the Company and Michael Harlan, dated August 17, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)
10.18		Employment Agreement between the Company and Mark D. Mishler, dated December 10, 2009 (incorporated by reference to Exhibit 10.38 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)
10.19		Termination Agreement between the Company and Robert L.G. White dated December 8, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)
10.20		Termination Agreement between the Company and Joseph F. Spanier dated January 5, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)
10.21		Stock Option Agreement between the Company and Mark D. Mishler, dated January 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)
10	.22*	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan between the Company and the Board of Directors
21.1		Subsidiaries of the Company (incorporated by reference to Exhibit 16.1to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
31	.2*	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302
32	.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION

By:	/s/ D. Michael Harlan, Jr.
D. Michael Harlan, Jr.
President and Chief Executive Officer

/s/  Mark D. Mishler
Mark D. Mishler.
Senior Vice President, Chief Financial Officer,
Treasurer, and Secretary

Date: June 3, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles W. Grigg Charles W. Grigg	Chairman of the Board of Directors	June 3, 2011

/s/ Mark D. Mishler Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	June 3, 2011

/s/ D. Michael Harlan, Jr. D. Michael Harlan, Jr.	President and Chief Executive Officer (Principal Executive Officer) Director	June 3 2011

/s/ William H. Alderman William H. Alderman	Director	June 3, 2011

/s/ William J. Recker William J. Recker	Director	June 3, 2011

/s/ Russell M. Sarachek Russell M. Sarachek	Director	June 3, 2011

/s/ William M. Shockley William M. Shockley	Director	June 3, 2011

/s/ Frederick Wasserman Frederick Wasserman	Director	June 3, 2011