Form 10-K/A
period 2011-03-31
BREEZE-EASTERN CORP
filed 2011-07-29
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-7872
BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

35 Melanie Lane	07981
Whippany, New Jersey	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (973) 602-1001

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01	NYSE Amex

(Title of class)	(Name of Exchange on Which Registered)
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
As of July 25, 2011, the registrant had 9,469,685 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
The terms “we,” “our,” “us,” “Breeze” and the “Company” refer to Breeze-Eastern Corporation and subsidiaries.
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2011, originally filed on June 3, 2011 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2011. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.
Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications. Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

BREEZE-EASTERN CORPORATION
INDEX TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information regarding our directors and executive officers as of July 28, 2011.

			Director/
			Officer
Name	Position with the Company	Age	Since
William H. Alderman	Director	49	2007
Charles W. Grigg	Chairman of the Board	72	2007
William J. Recker	Director	68	1997
Russell M. Sarachek	Director	47	2007
William M. Shockley	Director	49	2006
Frederick Wasserman	Director	57	2007
D. Michael Harlan, Jr.	Director, President and Chief Executive Officer	54	2010
Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	52	2010
Mr. Alderman has been President of Alderman & Company Capital, LLC and its affiliates since 2001. Alderman & Company Capital, LLC is a securities broker dealer specializing in the aerospace and defense industries. He was Managing Director of the aviation investment banking practice of Fieldstone Investments from 1999 to 2001. He was a registered Securities Representative and Senior Associate at GE Capital from 1991 to 1995 and Senior Vice President at Aviation Sales Company from 1996 to 1999. Since 2007, he has served as a director of Teamstaff, Inc., a Nasdaq-traded logistics and services company. He is also currently a director of UFC Aerospace and Supplier Excellence Alliance. Mr. Alderman possesses particular knowledge, experience, and contacts in the aerospace and defense industry which make him a strong contributor to strategy and M&A discussions and strengthens the Board’s collective qualifications, skills, and experience.
Mr. Grigg has been a member of the general partner of Tinicum Capital Partners II, L.P., a private equity fund, since 2002 and was Chairman of the Board and Chief Executive Officer of SPS Technologies, Inc., a leading manufacturer of specialty fasteners, materials and components for the aerospace, automotive and industrial markets, from 1993 to 2002. Mr. Grigg is Chairman of the following Tinicum Capital Partners portfolio companies: Penn Engineering & Manufacturing Corp. and Western Pneumatic Tube Holdings, LLC. Mr. Grigg’s experience as a business leader and general management executive make him a strong contributor to Board discussions of people, financial discipline, and practical trade-offs and considerations, and strengthens the Board’s collective qualifications, skills, and experience.
Mr. Recker is currently retired and has been for the last six years. Mr. Recker was President, C.E.O., and Chairman of Gretag Imaging AG from 1990 until 1998 and continued as Chairman until 2000. He serves on the boards of directors of several private high technology start up companies and non-profit organizations. Mr. Recker’s experience as a business leader and general management executive make him a strong contributor to Board discussions of people and strategy and strengthens the Board’s collective qualifications, skills, and experience.
Mr. Sarachek has been Managing Director of Contra Capital Management since 2002. From 1992 to 2002, he held various positions, including Executive Vice President and director of mergers and acquisitions with Groupe Schneider, a global manufacturer and distributor of electrical equipment and industrial controls. Mr. Sarachek has extensive knowledge in corporate governance practices for public companies and has a range of aerospace and defense industry contacts that help strengthen the Board’s collective qualifications, skills, and experience.
Mr. Shockley has been a member of the general partner of Tinicum Capital Partners II, L.P., a private equity fund, since 2004. From May 2005 through June 2006 he was the President and Chief Executive Officer of Penn Engineering & Manufacturing Corporation, a leading manufacturer of specialty fasteners and a portfolio company of Tinicum Capital Partners. Mr. Shockley was Chief Financial Officer of SPS Technologies, Inc., a leading manufacturer of specialty fasteners, materials and components for the aerospace, industrial and automotive markets, from 1995 to 2003. Mr. Shockley’s financial sophistication and expertise, extensive experience in handling complicated environmental matters, and broad aerospace and defense industry exposure strengthen the Board’s collective qualifications, skills, and experience.
Mr. Wasserman is currently a financial management consultant. Until December 31, 2006, Mr. Wasserman was the Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of the German specialty gift maker, from 2002 to 2005 and as its Chief Financial Officer from 2001 to 2005. Mr. Wasserman also serves as a director of Acme Communications, Inc., TeamStaff, Inc., Allied Defense Group, Inc., The Aftersoft Group, Inc., Gilman Ciocia Inc., and Crown Crafts, Inc. Mr. Wasserman’s financial expertise and experience in serving on the board of directors of other public companies strengthen the Board’s collective qualifications, skills, and experience.
Mr. Harlan has been the Company’s President and Chief Executive Officer since January 2010. Mr. Harlan joined the Company in August 2009 as its Executive Vice President and Chief Operating Officer. Prior to joining the Company, from June 2007 to July 2008, Mr. Harlan served as Chief Executive Officer of Nomad Innovations, LLC, a business developing turnkey wireless broadband systems. Mr. Harlan served as President and Chief Operating Officer of Conforma Clad, Inc., a manufacturer of high performance industrial wear protection from 2001 to 2006. Mr. Harlan was also previously employed by AlliedSignal Inc., and McKinsey & Company, Inc. and served in the U.S. Navy. Mr. Harlan has a detailed understanding of our operations, customers, and employees along with broad aerospace and defense industry knowledge and mergers & acquisitions experience, all of which strengthen the Board’s collective qualifications, skills, and experience.
Mr. Mishler has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since January 2010 and Secretary since March 2010. From October 2007 to January 2010, Mr. Mishler served as Chief Financial Officer of Vital Signs, Inc., a $400 million, NASDAQ-listed manufacturer of medical devices that was acquired by General Electric in 2008. From 2005 to 2007, Mr. Mishler was the Corporate Controller and CIO at Fedders Corporation. Prior to 2005, Mr. Mishler was Corporate Controller and CIO of Amcast Industrial Corporation. He is a Certified Public Accountant and Certified Management Accountant. Mr. Mishler is a graduate of Indiana University, and he earned a MBA from the University of Michigan.
Audit Committee
The Audit Committee reviews with our independent auditing firm the results of the firm’s annual examination, advises the full Board regarding its findings and provides assistance to the full Board in matters involving financial statements and financial controls. The Audit Committee is comprised of Messrs. Wasserman (Chair), Alderman and Recker. The Board has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the NYSE/Amex Company Guide. The Board has determined that Mr. Wasserman qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Exchange Act.
The Audit Committee operates under a written charter adopted by the Board, which is reviewed annually. The charter is available on our website at www.breeze-eastern.com under the heading “Corporate Governance”, which can be accessed by clicking on “Company Information” on the home page of the site. Under the charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by our independent registered public accounting firm.
Code of Business Conduct
The Board has approved a Code of Business Conduct for the Company that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have provided training for all employees on the Code of Business Conduct and require that all directors, officers and employees abide by the Code of Business Conduct, which is available under the heading “Corporate Governance” on our website at www.breeze-eastern.com, which can be accessed by clicking on “Company Information” on the home page of the site. We do not anticipate making amendments to or waivers from the provisions of our Code of Business Conduct. If we make any amendments to our Code of Business Conduct, or if our Board of Directors grants any waiver from a provision thereof for our principal executive officer, our principal financial officer or our principal accounting officer, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver on our internet website.
Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s directors, executive officers, and persons who beneficially own more than 10 percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Directors, executive officers, and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.
Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during Fiscal 2011, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except that Messrs. Recker, Grigg, Alderman, Wasserman, Harris, Shockley, Sarachek, Harlan and Mishler failed to timely file a Form 4.
Stockholder Recommendations for Board Nominees
The Governance & Nominating Committee currently has no specific policy regarding recommendations for nominees to the Board from security holders. Security holders are permitted to nominate candidates for director in person at each annual meeting of stockholders. The Governance & Nominating Committee may consider nominees recommended by stockholders in writing to the Secretary of the Company.

ITEM 11.	EXECUTIVE COMPENSATION
Incentive & Compensation Committee
The Incentive & Compensation Committee oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. Additional discussion of the Incentive & Compensation Committee’s role is set forth in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. This Committee is composed entirely of independent Board members.
The Incentive & Compensation Committee operates under a written charter adopted by the Board, which is reviewed annually. The charter is available on our website at www.breeze-eastern.com under the heading “Corporate Governance”, which can be accessed by clicking on “Company Information” on the home page of the site.
Incentive & Compensation Committee Report
The Incentive & Compensation Committee has reviewed the Compensation Discussion and Analysis set forth below and has discussed the analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
   William M. Shockley, Chair
   Charles W. Grigg
   Frederick Wasserman
Incentive & Compensation Committee Interlocks and Insider Participation
None of our executive officers served as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board or our Incentive & Compensation Committee. In addition, no member of our Incentive & Compensation Committee has at any time been an officer or employee of the Company. Accordingly, there were no interlocks with other companies within the meaning of the SEC’s proxy rules during Fiscal 2011.
Compensation Discussion and Analysis
Role of the Incentive & Compensation Committee. The Incentive & Compensation Committee oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. The Committee also approves the compensation of department heads reporting to the Chief Executive Officer and of employees earning, or proposed to earn, more than $125,000 per year. The Committee recommends for approval by the Board the compensation of the Chief Executive Officer and the Chief Financial Officer. All long term incentive plans were approved by the stockholders. The Committee is composed entirely of independent outside directors.
Determining Compensation. We rely upon our judgment in making compensation decisions, after reviewing the performance of the Company and carefully evaluating an executive’s performance during the year against established goals, leadership qualities, operational performance, business responsibilities, career with the Company, current compensation arrangements and long-term potential to enhance stockholder value. Specific factors affecting compensation decisions for executive officers include:
•	achieving specific operational goals and key financial measurements such as revenue, operating profit, EBITDA, earnings per share, and operating margins, referring to the applicable annual budget (the “Annual Budget”) of the Company for each fiscal year as approved by the Board;

•	promoting commercial excellence by being a leading market player and attracting and retaining customers;

•	achieving excellence in their organizational structure and among their employees; and

•	supporting Company values by promoting a culture of unyielding integrity through compliance with law and our ethics policies, as well as a commitment to community leadership.
We do not attempt to maintain a certain target percentile within a peer group. We incorporate flexibility into our compensation programs and in the assessment process to respond to and adjust to the evolving business environment. In addition, when determining compensation, we attempt to carefully balance the need to fairly compensate our executives with the need to keep our costs and expenses under control.
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
Role of Compensation Consultant. Neither the Company nor the Committee presently has any contractual arrangement, nor have the Company or the Committee had any contractual arrangement during Fiscal 2011, with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. In the past, the Company and the Committee have discussed with Towers Perrin the design of programs that affect senior executive officer compensation. Our named executive officers have not participated in the selection of any particular compensation consultant. We have not used the services of any other compensation consultant in matters affecting senior executive or director compensation. In the future, either the Company or the Committee may engage or seek the advice of other compensation consultants.
Alignment. We seek to align the interests of our executive officers with those of our investors by evaluating executive performance on the basis of key financial measurements referred to above, which measurements we believe closely correlate to long-term stockholder value. The key element of compensation that aligns the interests of our executives with stockholders is equity incentive compensation, which links a portion of compensation to stockholder value because the total value of those awards corresponds to stock price appreciation.
Role of the Committee and CEO. The Incentive & Compensation Committee has primary responsibility for overseeing the development of executive succession plans. As part of this responsibility, the Committee oversees the design, development and implementation of the compensation program for the CEO, the CFO and the other named executive officers, if any. The Committee receives from the Governance & Nominating Committee an evaluation of the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The CEO and the Committee together assess the performance of the other executives and determine their compensation, based on initial recommendations from the CEO. The other executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.
Base salary. Base salaries for our executive officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Base salaries are reviewed annually, but are not automatically increased if the Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our primary intent of offering compensation that is contingent on the achievement of performance objectives.
Bonus. Our CEO reviews with the Committee our full-year financial results against the financial, strategic and operational goals established for the year and our financial performance in prior periods. After reviewing the final full year results, the Committee approves total bonuses to be awarded from the maximum fund available. Bonuses are generally paid within 60 days after the Board’s approval of the audited financial statements of the Company for the applicable fiscal year.
The methodology for determining bonuses is set out in an incentive compensation plan (“Incentive Compensation Plan”) reviewed and approved by the Board and which is consistent with the Committee’s philosophy regarding executive compensation. The compensation reflected in this Annual Report on Form 10-K/A reflects the application of the Incentive Compensation Plan to Fiscal 2011.
The Incentive Compensation Plan has an annual bonus feature which is an important tool in providing incentive both for short-term and long-term performance. Cash and restricted stock awards are paid upon achieving or exceeding target levels of quantitative performance measures. Such performance measures are tied directly to the Company’s annual business plan. Executive officers earn no bonus unless 80% of the Annual Budget’s profit goals are met. Thus, the Incentive Compensation Plan effectively measures performance against Board-approved targets for EBITDA, return on working capital, and individual bonus objectives and performance metrics.
Stock options and restricted stock awards. Our equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with our stockholders and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options and restricted stock awards when making award decisions. The amount of equity incentive compensation granted in Fiscal 2011 was based upon our strategic, operational and financial performance overall and reflects the executives’ expected contributions to our future success.
We believe that providing combined grants of stock options and restricted stock awards effectively balances our objective of focusing the named executive officers on delivering long-term value to our stockholders, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on grant date, and thus are an effective compensation element only if the stock price grows over the term of the award. In this sense, stock options are a motivational tool. Restricted stock awards offer executives the opportunity to sell or hold shares of Company stock on the date the restriction lapses. In this regard, restricted stock awards serve both to reward and retain executives, as the value of the restricted stock awards is linked to the price of our stock as the restrictions on the restricted stock awards lapse. Each of the named executive officers received grants of stock options and restricted stock in Fiscal 2011. The stock options granted become exercisable in three equal annual installments beginning one year after the grant date and have a maximum ten-year term. We believe that this vesting schedule aids us in retaining executives and motivating longer-term performance. Provided the executives continue employment, the restrictions on the restricted stock awarded to our executives will lapse in three equal annual installments beginning one year after the award date.
Equity Grant Practices. The exercise price of each stock option awarded to our senior executives under our long-term incentive plan is the closing price of our stock on the date of the Incentive & Compensation Committee meeting at which equity awards for senior executives are determined. In years when a long-term incentive plan or amendment thereto is placed before the stockholders for approval, the date of grant is the date of the annual stockholders meeting. Restricted stock awards are also granted to our named executives at this Committee meeting.

The calendar for setting meeting dates of the Board and of the Committee to consider grants is generally reviewed at the organization meeting of the Board following the annual meeting of stockholders. Meeting dates are set without regard to anticipated earnings or other major announcements by the Company. Our long term incentive plans do not permit the repricing of stock options.
Pension Plans. We do not offer a defined benefit plan. All of our employees are eligible to participate in our defined contribution plan, commonly known as a 401(k) plan.
Other Compensation. Our named executive officers are offered and may choose to participate in the same benefit programs as all of our other employees, which include: a Company match of $.50 for every $1.00 of compensation saved under the Company’s 401(k) plan up to a maximum of 3% of compensation for plan purposes, and a 401(k) match paid following the end of the fiscal year equal to 3% of eligible earnings, premiums paid on life and disability policies, and actual expenses paid on medical, dental and prescriptions net of the named employee’s contribution. In addition, Mr. Harlan was reimbursed for the costs of commuting to New Jersey from his family’s residence in Kentucky and the associated income taxes. Other than this reimbursement, there are no benefits that are offered solely to our named executive officers. Payment for these benefits is reflected in the “All Other Compensation” column of the Summary Compensation Table below.
Potential Impact on Compensation from Executive Misconduct. If the Board determines that an executive officer has engaged in fraudulent or intentional misconduct, the Board will take action to remedy the misconduct, prevent its recurrence, and impose such discipline on the wrongdoers as would be appropriate. Discipline may vary depending on the facts and circumstances, and may include, without limitation, (1) termination of employment, (2) initiating an action for breach of fiduciary duty, and (3) if the misconduct results in a significant restatement of our financial results, seeking reimbursement of any portion of performance-based or incentive compensation paid or awarded to the executive that is greater than would have been paid or awarded if calculated based on the restated financial results. These remedies are in addition to, and not in lieu of, any actions imposed by law enforcement agencies, regulators or other authorities.
Dodd-Frank Clawback of Incentive Compensation. Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requires that we adopt a policy to disclose “incentive-based compensation” (which Section 954 of Dodd-Frank does not define) that is based upon financial information that is required to be reported under the federal securities laws and a policy requiring us to recover any amount of “incentive based compensation” paid to any current or former executive that exceeds the amount which would have been paid under an accounting restatement in the three years prior to the date on which we were required to prepare the restatement. The SEC has not yet issued interpretive regulations with respect to either policy required under Dodd-Frank. However, the clawback requirement applies irrespective of any misconduct or fault on the part of any such current or former executive. The Board is currently evaluating the requirements under Dodd-Frank and how it affects the Company, including analyzing both the disclosure policy and the clawback policy required under Dodd-Frank.

SUMMARY COMPENSATION TABLE
The following table sets forth for each of the named executive officers the compensation for Fiscal 2011 and 2010 for services provided to us in all capacities.

					Stock	Option	All Other
Name and		Salary	Bonus		Awards	Awards	Compensation
Principal Position	Year	($)	($)		($) (1)	($) (1)	($) (2)	Total ($)
D. Michael Harlan, Jr.(3)	2011	301,154	247,212	(4)	64,889 (5)	172,250	58,190 (6)	843,695
President and Chief	2010	172,692	66,300		11,700	255,000	28,415 (6)	534,107
Executive Officer

Mark D. Mishler (3)	2011	230,885	125,071	(7)	20,311 (8)	188,760	18,205	583,232
Senior Vice President,	2010	53,962	50,400		3,600	86,800	476	191,638
Chief Financial Officer, Treasurer and Secretary

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2011.

(2)	“All Other Compensation” includes matching contributions paid pursuant to the Company’s 401(k) plan, which contributions are paid to all participants in the plan, and payments made in connection with the Company’s health and welfare plan.

(3)	Mr. Harlan was appointed as our President and Chief Executive Officer in January 2010. Mr. Mishler was appointed as our Senior Vice President, Chief Financial Officer and Treasurer in January 2010 and as our Secretary in March 2010. The named executive officers of the Company who served prior to Messrs. Harlan and Mishler are not included in the foregoing table as they were not officers of the Company during Fiscal 2011.

(4)	Consists of a cash bonus earned by Mr. Harlan in Fiscal 2011 that was paid in Fiscal 2012.

(5)	Includes 5,773 shares of restricted stock earned as a bonus by Mr. Harlan in Fiscal 2011 which was granted to him in Fiscal 2012.

(6)	Includes reimbursement of Mr. Harlan’s cost of commuting to New Jersey from his residence in Kentucky and associated income taxes.

(7)	Consists of a cash bonus (including the $10,000 portion of his signing bonus payable in Fiscal 2012) earned by Mr. Mishler in Fiscal 2011 that was paid in Fiscal 2012.

(8)	Includes 1,807 shares of restricted stock earned as a bonus by Mr. Mishler in Fiscal 2011 which was granted to him in Fiscal 2012.

GRANTS OF PLAN-BASED AWARDS
The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during Fiscal 2011.

		All Other	All Other
		Stock	Option	Exercise
		Awards:	Awards:	or Base	Grant Date
		Number of	Number of	Price	Fair Value
		Shares of	Securities	of Option	Of Stock
	Grant	Stock or	Underlying	Awards	And Option
Name	Date	Units (#)	Options (#)	($/Sh)	Awards(1)
D. Michael Harlan, Jr.	8/27/10	1,857			11,700
	9/23/10		25,000	6.89	172,250

Mark D. Mishler	4/1/10		26,000	6.20	161,200
	8/27/10	571			3,600
	9/23/10		4,000	6.89	27,560

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2011.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth information on outstanding option and stock awards held by the named executive officers at fiscal year end, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards						Stock Awards
				Equity			Number	Market
				Incentive			of	Value of
				Plan			Shares	Shares or
		Number of	Number of	Awards			or Units	Units of
		Securities	Securities	Number of			of Stock	Stock
		Underlying	Underlying	Securities			That	That
		Unexercised	Unexercised	Underlying	Option		Have	Have
		Options (#)	Options (#)	Unexercised	Exercise	Option	Not	Not
	Grant	Exercisable	Unexercisable	Unearned	Price	Expiration	Vested	Vested
Name	Date	(1)	(1)	Options (#)	($)	Date	(#)	($)(2)
D. Michael Harlan, Jr.	8/17/09	33,333	66,667	—	6.05	8/17/19	—	—
	8/27/10	—	—	—	—	—	1,857	15,933
	9/23/10	—	25,000	—	6.89	9/23/20	—	—

Mark D. Mishler	1/6/10	4,667	9,333	—	6.20	1/6/20	—	—
	4/1/10	—	26,000	—	6.20	4/1/20	—	—
	8/27/10	—	—	—	—	—	571	4,899
	9/23/10	—	4,000	—	6.89	9/23/20	—	—

(1)	Options become exercisable in equal amounts on each of the three anniversaries following the date of grant.

(2)	Market value at March 31, 2011, based on closing market price of the Company’s common stock on March 31, 2011 of $8.58 per share.

NARRATIVE DISCLOSURE TO EXECUTIVE COMPENSATION TABLES
Retirement Plans
Our executive officers are participants in the Breeze-Eastern Corporation Retirement Savings Plan (the “Retirement Savings Plan”), a defined contribution plan under Section 401(k) of the Internal Revenue Code which covers employees who have been employed by the Company for more than thirty (30) days. Approximately 161 employees participated in the Retirement Savings Plan at March 31, 2011. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and taxation of up to 75% of their compensation by contributing such compensation to the Retirement Savings Plan. The Company contributes a minimum of 3% and a maximum of 6% of employees’ compensation to the Retirement Savings Plan, depending on the level of contribution by each employee.
Employment Agreements
Effective August 17, 2009, we entered into an employment agreement with D. Michael Harlan, Jr., our Chief Executive Officer. The agreement provides for an annual base salary of $300,000, to be reviewed annually by the Board, and for a minimum bonus of $78,000 in Fiscal 2010. The agreement provides that 15% of the bonus will be paid in shares of our common stock. Mr. Harlan’s employment agreement provides that if Mr. Harlan’s employment is terminated without cause at any time within the first two years of employment, he will be entitled to receive severance pay equal to one year’s base salary, exclusive of bonuses, and the continuation of employee benefits for a period of one year. Pursuant to the employment agreement, we granted to Mr. Harlan an option to purchase 100,000 shares of our common stock at an exercise price equal to the closing price on the date immediately preceding the effective date of his employment agreement. The option vests in three equal annual installments and terminates ten years from the date of grant, subject to earlier termination in the event of certain conditions. Mr. Harlan is eligible to participate in our incentive and benefit plans under the same terms and conditions applicable to our other executives.
On January 6, 2010, we entered into an employment agreement with Mark D. Mishler, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. The agreement provides for an annual base salary of $230,000, to be reviewed annually by the board of directors, a minimum bonus of $24,000 in Fiscal 2010, and a one-time cash signing bonus of $40,000, paid in four equal monthly installments of $10,000. Mr. Mishler participates in the Company’s incentive compensation plan with a target award of 40% of his base salary for Fiscal 2011. The employment agreement provides that 15% of the bonus will be paid in shares of our common stock. Pursuant to his employment agreement, we granted to Mr. Mishler options to purchase 14,000 and 26,000 shares of our common stock, respectively, on January 6, 2010 and April 1, 2010. The options have an exercise price equal to the closing price on the date immediately preceding the effective date of the employment agreement. The foregoing options vest in three equal annual installments and terminate ten years from the date of grant, subject to earlier termination in the event of certain conditions. Mr. Mishler is eligible to participate in the Company’s incentive and benefit plans under the same terms and conditions applicable to other executives of the Company.
Potential Payments Upon Termination or Change of Control
Our named executive officers have provisions in their employment agreements that provide for payments in connection with termination or a change in control.
In the event of a change in control and termination or resignation for good reason in connection therewith within 24 months of the change in control, Mr. Harlan will be entitled to receive a cash payment equal to two years’ base salary and the average of any bonuses for two years. In addition, the vesting of all stock options and restricted shares granted would accelerate upon a change in control.
Mr. Mishler’s employment agreement provides that in the event of a change in control and termination or resignation for good reason in connection therewith within 24 months of such change in control, Mr. Mishler will be entitled to receive a cash payment equal to one years’ base salary and the average of any bonuses for the prior two years (or 40% of Mr. Mishler’s base salary if he has not yet received two bonuses on the date of termination). In addition, the vesting of all stock options and restricted shares granted would accelerate upon a change in control.

DIRECTOR COMPENSATION
The following table sets forth the compensation for Fiscal 2011 for those persons who served as members of our Board of Directors during Fiscal 2011:

	Fees
	Earned or	Stock
	Paid in	Awards	Total
Name (1)	Cash ($)(2)	($)(3)(4)	($)
William H. Alderman	5,000	30,000	35,000
Charles W. Grigg	5,000	30,000	35,000
Jay R. Harris (4)	0	30,000	30,000
William J. Recker	5,000	30,000	35,000
Russell M. Sarachek	5,000	30,000	35,000
William M. Shockley	5,000	30,000	35,000
Frederick Wasserman	5,000	30,000	35,000

(1)	Mr. Harlan has been omitted from this table as he is a management member of the Board of Directors and is not separately compensated for his service on the Board of Directors.

(2)	Consists of the quarterly portion of annual cash compensation of $20,000 payable to each director, which was instituted on January 1, 2011.

(2)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2011.

(3)	The stock awards granted to directors during Fiscal 2011 were granted as of September 23, 2010, at which date the stock price was $6.89, resulting in an award of 4,354 restricted shares to each of Messrs. Alderman, Grigg, Harris, Recker, Sarachek, Shockley and Wasserman.

(4)	Mr. Harris resigned from the Board of Directors on November 14, 2010.
Directors who are not employees of the Company or any of its subsidiaries receive an annual retainer of $30,000 payable in shares of our common stock in the form of a restricted stock award. The number of shares awarded is determined by dividing $30,000 by the closing price of our common stock on the date of the annual meeting of stockholders each year. The stock is awarded to the directors in advance for the balance of their term within a reasonable time following election or re-election to the Board. Such shares carry restrictions on transfer or sale, but not as to dividend and voting rights, until six months after the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets out certain information regarding the beneficial ownership of our common stock as of July 25, 2011 (except as referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of our common stock, (ii) each director and nominee for director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) all executive officers named in our summary compensation table, and (v) all directors, nominees for director and executive officers as a group. Except as otherwise indicated, the address of each person is 35 Melanie Lane, Whippany, New Jersey 07981.

	Number of
	Shares of		Percentage of
Name	Common Stock (1)		Common Stock (1)
Tinicum Capital Partners II, L.P.	3,303,373	(2)	34.88%
800 Third Avenue 40th Floor New York, NY 10022

Wynnefield Partners Small Cap Value, L.P.	2,117,911	(3)	22.37%
450 Seventh Avenue, Suite 509 New York, NY 10123

T. Rowe Price Associates, Inc.	892,830	(4)	9.43%
100 E. Pratt Street Baltimore, MD 21202

VN Capital Fund I, L.P.	603,430	(5)	6.37%
1133 Broadway, Suite 1609 New York, NY 10010

Directors, Nominees and Executive Officers
William H. Alderman	14,592		*
Charles W. Grigg	14,592	(6)	*
William J. Recker	299,690		3.16%
Russell M. Sarachek	165,134	(7)	1.74%
William M. Shockley	17,167	(8)	*
Frederick Wasserman	14,592		*
D. Michael Harlan, Jr.	91,119	(9)	*
Mark D. Mishler	32,236	(10)	*
Directors, nominees and executive officers as a group (8 persons)	649,122	(11)	6.79%

*	Less than 1%.

(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. References in these footnotes to “shares,” unless otherwise specified, are to shares of common stock. The percentages of common stock shown are based upon the 9,469,685 shares of common stock outstanding as of July25, 2011.

(2)	Based on a Form 4 and a Schedule 13D/A filed with the SEC on June 15, 2011 by Tinicum Capital Partners II, L.P. (“TCP”). For purposes of the reporting requirements of the Securities Exchange Act of 1934, TCP (and Tinicum Capital Partners II Parallel Fund, L.P. (“TCPP”) with respect to 17,220 shares) is deemed to be a beneficial owner of such securities; TCP and TCPP each disclaim beneficial ownership of shares held by the other, respectively. If TCP and TCPP are each deemed to beneficially own shares held by the other, TCP and TCPP’s aggregate beneficial ownership would be 3,303,373 shares or 34.93%. Messrs. Eric Ruttenberg and Terence O’Toole are Co-Managing Members of Tinicum Lantern II, L.L.C., the general partern of TCP and TCPP, and are the control persons of TCP and TCPP.

(3)	Based on a Form 4 filed with the SEC on June 20, 2011 and a Schedule 13D filed with the SEC on June 21, 2011, by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I.; Wynnefield Small Cap Value Offshore Fund, Ltd.; Channel Partnership II, L.P.; Nelson Obus; Joshua Landes; Wynnefield Capital Management, LLC; and Wynnefield Capital, Inc. Wynnefield Capital Management, LLC reported that it holds an indirect beneficial interest in 1,356,902 shares which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P.I., Wynnefield Capital, Inc. reported that it holds an indirect beneficial interest in the 722,609 shares which are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. Nelson Obus reported that he holds an indirect beneficial interest in 38,400 shares which are directly beneficially owned by Channel Partnership II, L.P. Nelson Obus and Joshua Landes are the control persons of each of these entities.

(4)	Based on a Schedule 13G filed with the SEC on February 10, 2011 jointly by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small Cap Value Fund, Inc. (“Price Small-Cap”). These shares are owned by various individual and institutional investors with respect to which Price Associates or Price Small-Cap serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates (and Price Small-Cap with respect to 770,000 shares) is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Mr. David Oestreicher is the control person of each of these entities.

(5)	Based on a Schedule 13D/A filed with the SEC on June 23, 2011, by VN Capital Fund I, L.P., VN Capital Management, LLC, Joinville Capital Management, LLC, James T. Vanasek, and Patrick Donnell Noone. As the general partner of VN Capital Fund I, L.P., VN Capital Management, LLC and Joinville Capital Management, LLC may be deemed to indirectly beneficially own the 603,430 shares which are directly beneficially owned by VN Capital Fund I, L.P. As the managing members of VN Capital Management, LLC and Joinville Capital Management, LLC, Mr. Vanasek and Mr. Noone may be deemed to indirectly beneficially own the 603,430 shares which are directly beneficially owned by VN Capital Fund I, L.P.

(6)	Mr. Grigg is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in the Form 4 and a Schedule 13D/A filed with the SEC on June 15, 2011.

(7)	Includes 156,196 shares of common stock in which Mr. Sarachek may be deemed to be the indirect beneficial owner by virtue of his having investment discretion and voting control over such shares in funds for which he serves as the managing member.

(8)	Mr. Shockley is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in a Form 4 and a Schedule 13D/A filed with the SEC on June 15, 2011.

(9)	Includes 75,000 shares issuable upon exercise of options. Does not include 50,000 shares issuable upon exercise of options subject to vesting.

(10)	Includes 14,665 shares issuable upon exercise of options. Does not include 29,335 shares issuable upon exercise of options subject to vesting.

(11)	Includes 89,665 shares issuable upon exercise of options.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides certain information with respect to all of our equity compensation plans in effect as of March 31, 2011.

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
Plan Category	Warrants and Rights	Warrants and Rights	for Future Issuance
Equity Compensation Plans Approved by Security Holders	674,911	$8.03	80,308
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	674,911	$8.03	80,308

(1)	Each of our compensation plans has been previously approved by security holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
Transactions with related parties presenting potential conflict of interest situations, and all such transactions must be approved by the Audit Committee or another independent body of the Board. Our Code of Business Conduct specifically prohibits various conflict of interest situations and imposes disclosure requirements in connection with potential conflicts of interest. We require that all directors, officers and employees abide by the Code of Business Conduct, which is available under the heading “Corporate Governance” on the Company’s website at www.breeze-eastern.com.
During Fiscal 2011, there were no proceedings to which any of our directors, executive officers, affiliates, holders of more than five (5%) percent of our common stock, or any associate (as defined in the Proxy Rules) of the foregoing were adverse to the Company. During Fiscal 2011, none of our directors, executive officers, holders of more than five (5%) percent of our common stock, or any members of their immediate family had a direct or indirect material interest in any transactions or series of transactions with the Company in which the amount involved exceeded or exceeds $120,000.
Director Independence
The Board governance policies provide that all outside directors should be independent. On August 14, 2006, the American Stock Exchange (now known as “NYSE Amex”) listed our common stock for trading. As a result of such listing, we maintain compliance with the NYSE Amex Listing Standards and have adopted the independence criteria of NYSE Amex for purposes of determining director independence for the Board and its committees.
The Board has affirmatively determined that none of the current members of the Board, except for Mr. Harlan, has a material relationship with the Company, and that each director, except Mr. Harlan, qualifies as independent under the NYSE Amex independence criteria.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Marcum LLP, formerly Margolis & Company P.C., has served as our independent registered public accounting firm since July 3, 2007 and its selection as our independent registered public accounting firm for the fiscal year ended March 31, 2011, was ratified by our stockholders at our 2010 annual meeting of stockholders. During Fiscal 2011, we engaged Deloitte & Touche LLP for corporate tax services.
On September 1, 2009, we engaged Marcum LLP as our independent registered public accountants. This engagement occurred in connection with our prior independent registered public accountants, Margolis & Company P.C., combining its practice with Marcum LLP effective September 1, 2009. The following table includes fees billed for professional audit services rendered by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2011, the fiscal year ended March 31, 2010 and review of our Form 10-Qs during Fiscal 2011 and for the quarters ended September 27, 2009 and December 27, 2009 in Fiscal 2010. All other services were rendered by Margolis & Company P.C. except for corporate tax services which were provided by Deloitte & Touche LLP. The fees for various types of services provided to us were billed as shown below.

	2010	2011
Marcum LLP
Audit Fees	$259,000	$243,000
Audit-Related Fees(1)	18,000	18,500
All Other Fees (2)	1,500	2,000
Deloitte & Touche LLP
Tax Fees(3)	$76,793	$128,715

(1)	The amounts reflected are the fees for the audit of the employee defined contribution plan.

(2)	The amounts reflected are the fees for the preparation of the Form 5500.

(3)	The amounts reflected were billed in Fiscal 2010 and Fiscal 2011 in connection with our engagement of Deloitte & Touche LLP for corporate tax services during Fiscal 2010 and Fiscal 2011.
The Audit Committee approved 100% of the services shown in the above categories. No hours expended on the independent auditors’ engagement to perform the audit for Fiscal 2011 were attributed to work performed by persons other than employees of Marcum LLP.
The Audit Committee has adopted a procedure to pre-approve audit services and other services to be provided by our independent auditors. In Fiscal 2010 and Fiscal 2011, all services provided by our independent auditors were associated with our audit, and all such services were pre-approved by the Audit Committee.
Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the SEC.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements, Schedules, and Exhibits:
          1 and 2. No financial statements or schedules are filed with this report on Form 10-K/A.
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

Date: July 29, 2011