Form 10-Q
period 2011-06-30
BREEZE-EASTERN CORP
filed 2011-08-04
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7872

BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

35 Melanie Lane
Whippany, New Jersey	07981
(Address of principal executive offices)	(Zip Code)
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
Yes ☑      No☐
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
As of July 21, 2011, the total number of outstanding shares of common stock was 9,469,685.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2011.
When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31st of that year. Thus the Company is currently operating in its fiscal year 2012, which commenced on April 1, 2011. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.
[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
ASSETS	June 30, 2011	March 31, 2011

CURRENT ASSETS:
Cash and cash equivalents	$10,450	$6,381
Accounts receivable (net of allowance for doubtful accounts of $248 at June 30, 2011 and $235 at March 31, 2011)	12,764	18,522
Inventories	17,333	14,751
Prepaid expenses and other current assets	650	727
Deferred income taxes	7,201	7,375

Total current assets	48,398	47,756

PROPERTY:
Property and equipment	18,299	17,586
Less accumulated depreciation and amortization	9,586	9,235

Property — net	8,713	8,351

OTHER ASSETS:
Deferred income taxes	8,516	8,750
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	3,621	3,179
Other	5,989	5,910

Total other assets	22,328	22,041

TOTAL ASSETS	$79,439	$78,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable — trade	9,981	8,041
Accrued compensation	3,260	3,010
Accrued income taxes	288	287
Other current liabilities	3,232	4,042

Total current liabilities	16,761	15,380

LONG-TERM DEBT, NET OF CURRENT PORTION	10,679	11,500

OTHER LONG-TERM LIABILITIES	17,616	17,835

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	45,056	44,715

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,896,244 at June 30, 2011 and 9,846,003 at March 31, 2011	99	98
Additional paid-in capital	95,479	95,068
Accumulated deficit	(54,239)	(54,837)
Accumulated other comprehensive loss	(126)	(147)

	41,213	40,182
Less treasury stock, at cost — 426,559 at June 30, 2011 and 416,967 at March 31, 2011	(6,830)	(6,749)

Total stockholders’ equity	34,383	33,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$79,439	$78,148

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2011	June 30, 2010
Net sales	$18,248	$16,540
Cost of sales	10,864	10,407

Gross profit	7,384	6,133

Selling, general, and administrative expenses	3,904	3,073
Engineering expense	2,285	1,556
Relocation expense	—	211

Operating income	1,195	1,293

Interest expense	134	214
Other expense — net	30	64

Income before incomes taxes	1,031	1,015

Income tax provision	433	426

Net income	$598	$589

Earnings per common share:
Basic net income per share	$0.06	$0.06
Diluted net income per share	0.06	0.06

Weighted-average basic shares outstanding	9,445,000	9,397,000
Weighted-average diluted shares outstanding	9,564,000	9,412,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Three Months Ended
	June 30, 2011	June 30, 2010

Cash flows from operating activities:
Net income	$598	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	4
Depreciation and amortization	376	470
Non-cash reserve accretion	106	108
Stock based compensation	136	119
Provision for losses on accounts receivable	13	4
Deferred taxes-net	393	343

Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	5,745	(2,782)
(Increase) decrease in inventories	(2,582)	465
(Increase) decrease in other assets	(2)	281
Increase in accounts payable	1,940	582
Increase (decrease) in accrued compensation	250	(19)
Increase in accrued income taxes	1	41
Decrease in other liabilities	(1,098)	(158)

Net cash provided by operating activities	5,876	47

Cash flows from investing activities:
Capital expenditures	(713)	(174)
Capitalized Qualification units	(467)	(61)

Net cash (used in) investing activities	(1,180)	(235)

Cash flows from financing activities:
Payments on long-term debt	(821)	(822)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	194	—

Net cash (used in) financing activities	(627)	(822)

Increase (decrease) in cash	4,069	(1,010)
Cash at beginning of period	6,381	3,371

Cash at end of period	$10,450	$2,361

Supplemental information:
Interest payments	$112	$162
Income tax payments	40	42
Non-cash financing activity for stock option exercise	82	—
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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	June 30,	June 30,
	2011	2010
Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,445,000	9,397,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,445,000	9,397,000
Stock options (a)	119,000	15,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,564,000	9,412,000

(a)	During the three month periods ended June 30, 2011 and June 30, 2010, options to purchase 222,000 and 367,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation relates to restricted stock awards and stock options.
Net income for the three month periods ended June 30, 2011 and June 30, 2010, includes stock-based compensation expense of $79 net of tax, or $0.01 per diluted share, and $69 net of tax, or $0.01 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.
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
The Black-Scholes weighted-average value per option granted in Fiscal 2012 was $2.13. In Fiscal 2011, the Black-Scholes weighted-average values per option granted were $2.21 and $2.41, respectively. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2012 and Fiscal 2011. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2012 $2.13	2011 $2.21	2011 $2.41
	value per	value per	value per
	option	option	option
Dividend yield	0.0%	0.0%	0.0%
Volatility	25.3%	25.7%	30.2%
Risk-free interest rate	1.9%	2.1%	3.2%
Expected term of options (in years)	7.0	7.0	7.0
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	15,000	—	—	6.85
Exercised	(37,500)	78	—	7.36
Canceled or expired	—	—	—	—

Outstanding at June 30, 2011	652,411	2,134	7	8.05

Options exercisable at June 30, 2011	423,744	1,110	5	8.76
Unvested options expected to become exercisable after June 30, 2011	228,667	1,024	9	6.71
Shares available for future option grants at June 30, 2011 (a)	52,567

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)

(a)	May be decreased by restricted stock grants.
There were 15,000 options granted during the first three months of Fiscal 2012 with a weighted average grant date fair value equal to $6.85.
Cash received from stock option exercises during the first three months of Fiscal 2012 was approximately $163. In lieu of a cash payment for stock option exercises, the Company received 9,592 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first three months of fiscal 2012.
During the first three months of Fiscal 2012 and Fiscal 2011, stock option compensation expense recorded in selling, general and administrative expenses was $81 and $63, respectively, before taxes of $34 and $23, respectively. As of June 30, 2011, there was $379 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.
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
A summary of restricted stock award activity under all plans follows.

		Weighted-
		Average
	Number	Grant Date
	of Shares	Fair Value
Non-vested at March 31, 2011	33,752	$6.95
Granted	12,741	11.24
Vested	(846)	11.07
Cancelled	—	—

Non-vested at June 30, 2011	45,647	8.07

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
Other than the restricted stock granted in Fiscal 2011, outstanding restricted stock awards granted to non-employee directors contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of Fiscal 2012 and Fiscal 2011, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $55 and $56, respectively, before taxes of $23 and $23, respectively. As of June 30, 2011 there was approximately $207 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 4. Inventories
Inventories are summarized as follows:

	June 30,	March 31,
	2011	2011
Finished goods	$967	$895
Work in process	6,300	6,007
Purchased and manufactured parts	12,752	10,460

	20,019	17,362
Reserve for slow moving and obsolescence	(2,686)	(2,611)

Total	$17,333	$14,751

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
NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three month periods ended June 30, 2011 and June 30, 2010 was $349 and $468, respectively.
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
NOTE 6. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 30, 2011 are summarized as follows.

Balance at March 31, 2011	$255
Warranty costs incurred	(41)
Change in estimates to pre-existing warranties	(62)
Product warranty accrual	36

Balance at June 30, 2011	$188

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 7. Income Taxes
Income taxes for the three month period ended June 30, 2011 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
At June 30, 2011, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $14,102 and $3,227, respectively, which are due to expire in Fiscal 2022 through Fiscal 2030 and Fiscal 2012 through Fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
At June 30, 2011, the current deferred tax assets are $7,201, and non-current deferred tax assets are $8,516. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
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
At June 30, 2011, the Company had no unrecognized tax benefits for uncertain tax positions.
NOTE 8. Long-Term Debt Payable to Banks
Long-term debt, including current maturities, consists of the following.

	June 30, 2011	March 31, 2011
Senior Credit Facility	$10,679	$11,500
Less current maturities	—	—

Total long-term debt	$10,679	$11,500

Senior Credit Facility -The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one $821 term loan repayment by pre-paying the amount due in April 2012. Accordingly, the balance sheet reflects no current maturities due under the term loan of the Senior Credit Facility as of June 30, 2011.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At June 30, 2011, the Senior Credit Facility had a blended interest rate of approximately 3.4%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility requires the Company to enter into an interest rate swap (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At June 30, 2011, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio (as defined above) that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation. At June 30, 2011, the Company was in compliance with the covenant provisions of the Senior Credit Facility.
Interest Rate Swap - The Senior Credit Facility requires the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value is included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first three months of Fiscal 2012.
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
The carrying amounts and fair value of the Company’s financial instruments are presented below as of June 30, 2011.

	Carrying Amount	Fair Value

Long-term debt	$10,679	$10,679
Interest rate swap liability included in other long- term liabilities (Level 2)	24	24

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $166 and $159, respectively, for the three month periods ended June 30, 2011 and June 30, 2010.
The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,402 and $3,358 as of June 30, 2011 and March 31, 2011, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended

	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Interest cost	$9	$11	$43	$44
Amortization of net loss	4	—	—	—

Net periodic cost	$13	$11	$43	$44

NOTE 11. Concentration of Credit Risk
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2011, the Company had no other significant concentrations of credit risk.
NOTE 12. New Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. Early

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
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
The Company retains the services of a nationally-recognized environmental consulting firm to help monitor its environmental liabilities. Based upon the information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is $14,135 before offsetting cost-sharing of approximately $1,556 that is classified mostly as a non-current asset.
At June 30, 2011 and March 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $14,135 and $14,293, respectively. In the first three months of Fiscal 2012 and Fiscal 2011, the Company spent $263 and $58, respectively, on environmental costs and for the entire Fiscal 2011, the Company spent $638. In Fiscal 2012, the Company anticipates spending $1,899. The increased spending is primarily related to the Glen Head, New York property. These costs will be charged against the Company’s environmental liability reserve and will not impact income. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.
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
In the first quarter of Fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation. The Company was advised during Fiscal 2010 that the Department of Environmental Conservation was requiring additional offsite groundwater delineation studies as part of its review. At the former facility in Glen Head, New York based upon the characterization work performed to date and this latest request, the Company has accrued estimated costs of approximately $3,959. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the Department on the scope of the additional delineation study.
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
At June 30, 2011, the reserve for environmental liabilities at Federal Labs was $5,857. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.
There are other properties that have a combined environmental liability of $4,319. In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities. Such properties generally relate to businesses which have been sold or discontinued. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $100 and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
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
During the three month period ended June 30, 2011, 33%, 20% and 11% of net sales were made to three major customers, respectively. During the three month period ended June 30, 2010, 32%, 17%, 13% and 11% of net sales were made to four major customers, respectively.
Net sales below show the geographic location of customers for the three month periods ended June 30, 2011 and June 30, 2010:

	June 30,	June 30,
Location	2011	2010
United States	$13,539	$10,276
Italy	817	1,557
England	398	360
Other European countries	670	889
Pacific and Far East	322	1,534
Other International	2,502	1,924

Total	$18,248	$16,540

NOTE 15. Subsequent Event
In July 2011, the Company adopted a Shareholder Rights Plan (the “Rights Plan”). The terms of the Rights Plan provide for the Company’s stockholders to receive one right (a “Right”) for each outstanding common share held. In general, the Rights will become exercisable if a person or group acquires additional shares that would take total holdings to 10% or more of the Company’s common stock or announces a tender offer or exchange offer for 10% or more of the Company’s common stock. The Rights Plan grandfathers in the existing interest of stockholders who currently own in excess of 10%, but would be triggered by any additional purchases.
When the Rights initially become exercisable, as described above, each holder of a Right will be allowed to purchase one one-thousandth of a share of a newly created series of the Company’s preferred shares at an exercise price of $14.00. However, if a person acquires 10% or more of the Company’s common stock in a transaction that was not approved by the Board of Directors, each Right would entitle the holder (other than such acquiring person) to purchase common stock in an amount equivalent to the exercise price at a 75% discount to the market price of the Company’s common stock at that time the Rights Plan is triggered.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The Rights will expire on July 18, 2014. The Company may redeem the rights for $0.01 each at any time until the tenth business day following public announcement that a person or group has acquired 10% or more of its outstanding common stock or one of the grandfathered common stockholders has purchased additional common stock.
The Rights Plan will terminate if it is not ratified by the Company’s stockholders within 12 months of its adoption. The Company intends to submit the Rights Plan for approval by its stockholders at its 2011 Annual Meeting of Stockholders.

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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.
We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2011 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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
STRATEGY
Our primary strategy is to continue to expand our position as a market leader in the design, development, and service of sophisticated mission equipment for specialty aerospace and defense applications. We intend to maintain our position by continuing to focus on our principal customers and on geographic areas where we have developed our reputation as a premier provider of aircraft hoist and lift equipment, and by expanding both our customer base and product lines. We believe that continued spending on research and development to improve the quality of our product offerings and remaining on the leading edge of technological advances in our chosen markets is also crucial to our business. In this regard, we will continue to commit resources to product research and development. During Fiscal 2010, we completed the move to our more-modern manufacturing and assembly facility in Whippany, New Jersey. This facility is also our corporate headquarters and consolidates all operations in one location, houses state-of-the-art assembly and manufacturing equipment, and has been designed to provide greater efficiencies in the procurement, assembly and distribution of finished products throughout the United States and Europe.
CRITICAL ACCOUNTING POLICIES
For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011 under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Results of Operations
Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

	Three Months Ended		Increase/(Decrease)
	June 30,	June 30,
	2011	2010	$	%

Products	$13,892	$13,085	$807	6.2%
Services	4,356	3,455	901	26.1

Net sales	18,248	16,540	1,708	10.3

Products	7,990	7,200	790	11.0
Services	2,874	3,207	(333)	(10.4)

Cost of sales	10,864	10,407	457	4.4

Gross profit	7,384	6,133	1,251	20.4
As a % of net sales	40.5%	37.1%	N/A	3.4	% Pt

Selling, general,and administrative expenses	3,904	3,073	831	27.0%
Engineering expense	2,285	1,556	729	46.9
Relocation expense	—	211	(211)	N/A

Operating income	1,195	1,293	(98)	(7.6)

Interest expense	134	214	(80)	(37.4)

Net income	$598	$589	$9	1.5%
Net Sales. Fiscal 2012 first three months net sales of $18,248 increased by $1,708, or 10.3%, from net sales of $16,540 in the corresponding period in Fiscal 2011. Fiscal 2012 products sales of $13,892 were $807, or 6.2%, above prior year primarily due to increased new equipment volume of $3,807 in hoist & winch to the U.S. Government and weapons handling HIMARS to Lockheed Martin, partly offset by lower spare parts volume of $3,000 which occurred as a result of large spare parts volume with U.S. military and third-party overhaul & repair service centers.
Fiscal 2012 first three months services sales of $4,356 were higher by $901, or 26.1%, compared with the prior year primarily due to increased overhaul and repair volume with the U.S. Government.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect Fiscal 2012 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $7,990 in the Fiscal 2012 first three months were $790, or 11.0% higher than the prior year primarily due to higher sales and also due to higher costs on U.S. Government products, partly offset by lower costs from lower spare parts volume. Cost of services provided of $2,874 in the Fiscal 2012 first three months were $333, or 10.4%, lower than the prior year due to under-absorbed overhead in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Gross profit. Gross profit of $7,384 in the Fiscal 2012 first three months was $1,251, or 20.4%, ahead of the same period in Fiscal 2011. The dollar increase is due to sales volume growth in new production and overhaul & repair and under-absorbed manufacturing overhead in the prior year. As a percent of sales, the gross profit margin was 40.5% for the Fiscal 2012 first three months compared with 37.1% for the prior year.
Operating Expenses. Total operating expenses were $6,189, or 33.9% of net sales, in the first three months of Fiscal 2012 compared with $4,840 or 29.3% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,904 in the Fiscal 2012 first three months compared with $3,073 in the first three months of Fiscal 2011, an increase of $831. The increase is primarily due to costs for business strategy development, an accrual for a product development delay, a Shareholder Rights Plan (Note 15), and environmental planning. As a percent of sales, SG&A was 21.4% in the Fiscal 2012 first three months versus 18.6% in the comparable period last year.
Engineering expenses were $2,285 in the first three months of Fiscal 2012 compared with $1,556 in the first three months of Fiscal 2011. The increase reflects new product development for awarded aerospace platforms and was reduced by $516 in expense reimbursements from Airbus.
We incurred $211 of expenses related to our headquarters and factory relocation to Whippany, New Jersey in the first three months of Fiscal 2011; we incurred no relocation costs in the first three months of Fiscal 2012.
Interest Expense. Interest expense was $134 in the first three months of Fiscal 2012 versus $214 in the first three months of Fiscal 2011. The decline in interest expense is primarily due to $6,571 lower total debt at June 30, 2011 compared with June 30, 2010.
Net Income. Net income was $598, or $0.06 per diluted share, in the Fiscal 2012 first three months compared with $589, or $0.06 per diluted share, in the same period in Fiscal 2011. The benefit from higher gross profit resulting from the increased sales volume was offset by higher operating expenses.
New Orders. New products and services orders received during the three months ended June 30, 2011 decreased by 31.1% to $13,595 compared with $19,730 during the three months ended June 30, 2010. The decrease was due to spare parts, overhaul & repair, and new equipment. Orders for new equipment decreased by $2,209, and spare parts orders decreased by $2,669 due to a large U.S. Government order in Fiscal 2011 not being repeated in Fiscal 2012.
New orders for overhaul & repair for the three months ended June 30, 2011 were $1,304 lower than the prior year due to a large U.S. Government order in Fiscal 2011 not being repeated in Fiscal 2012.
Backlog. Backlog at June 30, 2011 was $126,498 compared with $131,151 at March 31, 2011 and $133,334 at June 30, 2010. The backlog at June 30, 2011, March 31, 2011, and June 30, 2010 includes approximately $71,343, $71,343, and $69,936, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $45,306 at June 30, 2011 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.
The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.7 for the Fiscal 2012 first quarter and 1.2 for the Fiscal 2011 first quarter.

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
Our Senior Credit Facility consists of a $10,000 revolving line of credit (“Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000. The Senior Credit Facility is secured by all of our assets and accrues interest at either the “Base Rate” (as defined in the credit agreement) or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on our leverage ratio (as defined in the credit agreement) for the most recent four quarters and is calculated at each quarter end. At June 30, 2011, the term loan balance was $10,679, there were no outstanding Revolver borrowings, there were $202 in outstanding (standby) letters of credit, and $9,798 of availability under the Revolver. The Senior Credit Facility contains certain financial covenants, including fixed charge coverage ratio and leverage ratio. Unless waived, any failure to comply with such covenants could constitute an event of default resulting in the acceleration of all amounts due under the Senior Credit Facility. A more complete description of these covenants is contained in Note 8 of our financial statements included in Part I, Item 1 of this report. At June 30, 2011, we were in compliance with all covenant provisions of the Senior Credit Facility.
During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one accelerated $821 term loan repayment by pre-paying the amount due in April 2012. The Company made these accelerated term loan payment because of its strong cash position. Accordingly, the balance sheet reflects no current maturities due under the term loan of the Senior Credit Facility as of June 30, 2011.
Working Capital
Net working capital at June 30, 2011 was $31,637, a decrease of $739, versus $32,376 at March 31, 2011. The ratio of current assets to current liabilities was 2.9:1.0 at June 30, 2011 compared with 3.1:1.0 at the beginning of Fiscal 2012. The net working capital decrease resulted primarily from a $5,758 decrease in accounts receivable and a $1,940 increase in accounts payable, partly offset by a $4,069 increase in cash and a $2,582 increase in inventory. There was a net increase of $308 in other working capital items.
The accounts receivable days outstanding increased to 68.9 days at June 30, 2011, from 61.5 days at June 30, 2010. Inventory turnover remained constant at 2.4 turns at June 30, 2011 and June 30, 2010.
Capital Expenditures
Capital expenditures for the three months ended June 30, 2011 and June 30, 2010 were $713 and $174, respectively. The increase is primarily for test equipment for newly-developed products and to increase operations efficiency as well as information technology. Capital expenditures for the three months ended June, 30, 2010 include capitalized relocation expenditures of $129. Capitalized Qualification units for the three

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
months ended June 30, 2011 and June 30, 2010 were $467 and $61, respectively. The increase is due to newly-developed products ending development and beginning qualification testing.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years.

		Payments Due By Fiscal Year
	Total	2012	2013-2014	2015-2016	2017 & beyond
Debt principal repayments (a)	$10,679	$—	$10,679	$—	$—

Estimated interest payments on long-term debt (b)	417	—	417	—	—

Operating leases	8,384	1,080	2,111	1,959	3,234

Purchase obligations (c)	—	—	—	—	—

Total	$19,480	$1,080	$13,207	$1,959	$3,234

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 3.4%, our blended interest rate at June 30, 2011.

(c)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), is settled monthly, and is reflected as an adjustment to interest expense in the period incurred. An unrealized loss to adjust the interest rate swap to its fair value was recorded net of tax, in accumulated other comprehensive loss, during the first three months of Fiscal 2012.
At June 30, 2011, $10,500 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $58 based on the debt outstanding under the facility at June 30, 2011.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the consolidated financial position, results of operations, or cash flows in future periods.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the Securities and Exchange Commission and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
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

BREEZE-EASTERN CORPORATION (Registrant)
Dated: August 4, 2011	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.