Form 10-Q
period 2011-09-30
BREEZE-EASTERN CORP
filed 2011-10-27
CIK 99359

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
____________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-7872

BREEZE-EASTERN CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 35 Melanie Lane Whippany, New Jersey (Address of principal executive offices)	95-4062211 (I.R.S. employer identification no.) 07981 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 19, 2011, the total number of outstanding shares of common stock was 9,469,540.

INDEX

Page
No.
PART 1 Financial Information
Item 1. Condensed Consolidated Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets September 30, 2011 (Unaudited) and March 31, 2011	4
Condensed Consolidated Statements of Operations Three and Six Month Periods Ended September 30, 2011 and September 30, 2010 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows Six Month Periods Ended September 30, 2011 and September 30, 2010 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	29

PART II. Other Information

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 6. Exhibits	29
SIGNATURES	29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on June 3, 2011.
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
[THE REMIANDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands of Dollars, Except Share Data)

	(Unaudited)	(Audited)
ASSETS	September 30, 2011	March 31, 2011

CURRENT ASSETS:
Cash	$10,628	$6,381
Accounts receivable (net of allowance for doubtful accounts of $249 at September 30, 2011 and $235 at March 31, 2011)	11,467	18,522
Inventories	19,509	14,751
Prepaid expenses and other current assets	662	727
Deferred income taxes	6,803	7,375

Total current assets	49,069	47,756

PROPERTY:
Property and equipment	18,125	17,586
Less accumulated depreciation and amortization	9,930	9,235

Property — net	8,195	8,351

OTHER ASSETS:
Deferred income taxes	8,173	8,750
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	4,054	3,179
Other	5,668	5,910

Total other assets	22,097	22,041

TOTAL ASSETS	$79,361	$78,148

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	821	—
Accounts payable — trade	9,441	8,041
Accrued compensation	2,231	3,010
Accrued income taxes	327	287
Other current liabilities	4,689	4,042

Total current liabilities	17,509	15,380

LONG-TERM DEBT, NET OF CURRENT PORTION	9,858	11,500

OTHER LONG-TERM LIABILITIES	16,292	17,835

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	43,659	44,715

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 14,700,000 shares of $.01 par value; issued, 9,896,244 at September 30, 2011 and 9,846,003 at March 31, 2011	99	98
Additional paid-in capital	95,671	95,068
Accumulated deficit	(53,125)	(54,837)
Accumulated other comprehensive loss	(112)	(147)

	42,533	40,182
Less treasury stock, at cost — 426,704 at September 30, 2011 and 416,967 at March 31, 2011	(6,831)	(6,749)

Total stockholders’ equity	35,702	33,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$79,361	$78,148

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales	$17,880	$15,106	$36,128	$31,646
Cost of sales	9,921	8,930	20,785	19,337

Gross profit	7,959	6,176	15,343	12,309

Selling, general, and administrative expenses	3,851	3,517	7,755	6,591
Engineering expense	2,063	1,299	4,348	2,855
Relocation expense	—	—	—	211

Operating income	2,045	1,360	3,240	2,652

Interest expense	102	170	236	383
Other expense — net	20	81	50	145

Income before incomes taxes	1,923	1,109	2,954	2,124

Income tax provision	808	466	1,241	892

Net income	$1,115	$643	$1,713	$1,232

Earnings per common share:
Basic net income per share	$0.12	$0.07	$0.18	$0.13
Diluted net income per share	0.12	0.07	0.18	0.13

Weighted-average basic shares outstanding	9,470,000	9,400,000	9,457,000	9,398,000
Weighted-average diluted shares outstanding	9,628,000	9,412,000	9,596,000	9,412,000
See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands of Dollars)

	Six Months Ended
	September 30,	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$1,713	$1,232
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	29
Depreciation and amortization	767	998
Non-cash reserve accretion	212	218
Stock based compensation	327	195
Provision for losses on accounts receivable	14	6
Deferred taxes-net	1,124	764

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	7,041	1,310
Increase in inventories	(4,758)	(543)
Decrease (increase) in other assets	298	(277)
Increase in accounts payable	1,400	717
(Decrease) increase in accrued compensation	(779)	202
Increase in accrued income taxes	40	86
Decrease in other liabilities	(1,048)	(396)

Net cash provided by operating activities	6,351	4,541

Cash flows from investing activities:
Capital expenditures	(540)	(386)
Capitalized Qualification units	(937)	(174)

Net cash (used in) investing activities	(1,477)	(560)

Cash flows from financing activities:
Payments on long-term debt	(821)	(2,465)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	194	—

Net cash (used in) financing activities	(627)	(2,465)

Increase in cash	4,247	1,516
Cash at beginning of period	6,381	3,371

Cash at end of period	$10,628	$4,887

Supplemental information:
Interest payments	$203	$325
Income tax payments	78	42
Non-cash financing activity for stock option exercise	82	—
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
The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,470,000	9,400,000	9,457,000	9,398,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,470,000	9,400,000	9,457,000	9,398,000
Stock options (a)	158,000	12,000	139,000	14,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,628,000	9,412,000	9,596,000	9,412,000

(a)	During the three and six month periods ended September 30, 2011, options to purchase 195,000 and 208,000 shares of common stock, respectively, and during the three and six month periods ended September 30, 2010, options to purchase 354,000 and 360,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.
NOTE 3. Stock-Based Compensation
The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation consists of restricted stock awards and stock options.
Net income for the three and six month periods ended September 30, 2011, includes stock-based compensation expense of $111 net of tax, or $0.01 per diluted share, and $190 net of tax, or $0.02 per diluted share, respectively. Net income for the three and six month periods ended September 30, 2010, includes stock-based compensation expense of $44 net of tax, or $0.00 per diluted share, and $114 net of tax, or $0.01 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), and the 2006 Long-Term Incentive Plan (the “2006 Plan”).
Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, there remain outstanding unexercised options granted in Fiscal years 2004, 2006, 2007 and 2008. The 1992 Plan expired in September 2002, and no further grants or awards may be made under this plan. There remain outstanding unexercised options granted in Fiscal 2002 under the 1992 Plan.
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
The Black-Scholes weighted-average value per option granted in Fiscal 2012 was $2.81 and $2.13. In Fiscal 2011, the Black-Scholes weighted-average values per option granted were $2.21 and $2.41. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2012 and Fiscal 2011. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2012 $2.81	2012 $2.13	2011 $2.21	2011 $2.41
	value per	value per	value per	value per
	option	option	option	option

Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	25.4%	25.3%	25.7%	30.2%
Risk-free interest rate	1.9%	1.9%	2.1%	3.2%
Expected term of options (in years)	7.0	7.0	7.0	7.0

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

		Aggregate	Approximate	Weighted-
		Intrinsic	Remaining	Average
	Number	Value	Contractual	Exercise
	of Shares	(in thousands)	Term (Years)	Price
Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	25,000	—	—	7.71
Exercised	(37,500)	78	—	7.36
Canceled or expired	(2,667)	—	—	6.72

Outstanding at September 30, 2011	659,744	1,219	6	8.07

Options exercisable at September 30, 2011	498,745	794	6	8.52
Unvested options expected to become exercisable after September 30, 2011	160,999	425	9	6.65
Shares available for future option grants at September 30, 2011 (a)	43,234

(a)	In October 2011, the stockholders approved the Company’s 2012 Incentive Compensation Plan with 750,000 shares of common stock available to be issued pursuant to the Plan.
There were 25,000 options granted during the first six months of Fiscal 2012 with a weighted average grant date fair value equal to $7.71.
Cash received from stock option exercises during the first six months of Fiscal 2012 was approximately $163. In lieu of a cash payment for stock option exercises, the Company received 9,592 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first six months of fiscal 2012.
During the first six months of Fiscal 2012 and Fiscal 2011, stock option compensation expense recorded in selling, general and administrative expenses was $147 and $120, respectively, before taxes of $62 and $50, respectively. As of September 30, 2011, there was $337 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.
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
A summary of restricted stock award activity under all plans follows.

		Weighted—
		Average
	Number	Grant Date
	of Shares	Fair Value

Non-vested at March 31, 2011	33,752	$6.95
Granted	12,741	11.24
Vested	(32,133)	6.99
Cancelled	—	—

Non-vested at September 30, 2011	14,360	10.68

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of distribution. Other than the restricted stock granted in Fiscal 2012, outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award. Restricted stock awards granted to officers and employees in Fiscal 2012 contain forfeiture and transfer restrictions that lapse after six months.
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
The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first six months of Fiscal 2012 and Fiscal 2011, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $181 and $76, respectively, before taxes of $76 and $32, respectively. As of September 30, 2011 there was approximately $81 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.
NOTE 4. Inventories
Inventories are summarized as follows:

	September 30,	March 31,
	2011	2011
Finished goods	$1,105	$895
Work in process	7,210	6,007
Purchased and manufactured parts	13,955	10,460

	22,270	17,362
Reserve for slow moving and obsolescence	(2,761)	(2,611)

Total	$19,509	$14,751

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
NOTE 5. Property, Equipment, and Related Depreciation
Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three and six month periods ended September 30, 2011 was $344 and $693, respectively, and for the three and six month periods ended September 30, 2010 was $528 and $998, respectively.
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
NOTE 6. Product Warranty Costs
Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2011 are summarized as follows.

Balance at March 31, 2011	$255
Warranty costs incurred	(79)
Change in estimates to pre-existing warranties	(88)
Product warranty accrual	89

Balance at September 30, 2011	$177

NOTE 7. Income Taxes
Income taxes for the three and six month periods ended September 30, 2011 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.
At September 30, 2011, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $10,119 and $665, respectively, which are due to expire in Fiscal 2022 through Fiscal 2030 and Fiscal 2012 through Fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.
At September 30, 2011, the current deferred tax assets are $6,803, and non-current deferred tax assets are $8,173. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.
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
At September 30, 2011, the Company had no unrecognized tax benefits for uncertain tax positions.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 8. Long-Term Debt Payable to Banks
Long-term debt, including current maturities, consists of the following.

	September 30, 2011	March 31, 2011
Senior Credit Facility	$10,679	$11,500
Less current maturities	821	—

Total long-term debt, net of current maturities	$9,858	$11,500

Senior Credit Facility -The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one $821 term loan repayment by pre-paying the amount due in April 2012. Accordingly, the balance sheet reflects $821 of current maturities due under the term loan of the Senior Credit Facility as of September 30, 2011.
The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At September 30, 2011, the Senior Credit Facility had a blended interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).
The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At September 30, 2011, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in Fiscal 2011. At September 30, 2011, the Company was in compliance with the covenant provisions of the Senior Credit Facility.
Interest Rate Swap — The Senior Credit Facility required the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first six months of Fiscal 2012. The interest rate swap expired in August 2011.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 9. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•	Level 1— Unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2-Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•	Level 3-Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.
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
The carrying amounts and fair value of the Company’s financial instruments are presented below as of September 30, 2011.

	Carrying Amount	Fair Value

Long-term debt (Level 3)	$10,679	$10,679
NOTE 10. Employee Benefit Plans
The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $239 and $405, respectively, for the three and six month periods ended September 30, 2011 and $192 and $350, respectively, for the three and six month periods ended September 30, 2010.
The Company provides postretirement benefits to certain former union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.
In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,214 and $3,358 as of September 30, 2011 and March 31, 2011, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Interest cost	$10	$11	$19	$18
Amortization of net (gain) loss	3	6	7	12

Net periodic cost	$13	$17	$26	$30

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Interest cost	$42	$45	$85	$89
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$42	$45	$85	$89

NOTE 11. Concentration of Credit Risk
The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2011, the Company had no other significant concentrations of credit risk.
NOTE 12. New Accounting Standards
In September 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.
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
NOTE 13. Contingencies
Environmental Matters
The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of its former facilities that were never required for its current operations. These facilities were part of the businesses disposed of by TransTechnology Corporation, the former parent of the Company. Environmental cleanup activities usually span multiple years, which make estimating liabilities a matter of judgment because of such factors as changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors in estimates of the timing and amount of any future costs that may be required for remediation actions. The Company records a liability for the amount that it determines to be the best estimate of the cost of remediation. The Company does not discount the recorded liabilities, as the amount and timing of future cash payments are not fixed or cannot be reliably determined.
The Company retains the services of a nationally-recognized environmental consulting firm to help monitor its environmental liabilities. Based upon the information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is $13,987 before offsetting cost-sharing of approximately $1,500 that is classified mostly as a non-current asset.
At September 30, 2011 and March 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $13,987 and $14,293, respectively. In the first six months of Fiscal 2012 and Fiscal 2011, the Company spent $518 and $166, respectively, on environmental costs, and for all of Fiscal 2011, the Company spent $638. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties, including the U.S. Government.
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
At the former facility in Glen Head, New York based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $3,768. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the New York Department of Environmental Conservation. The Company sold the business previously operated at the property it owns in Saltzburg, Pennsylvania (“Federal Labs”). At September 30, 2011, the

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
reserve for environmental liabilities at Federal Labs was $5,887. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years. There are other properties that have a combined environmental liability of $4,332. In addition, the Company has been named as a potentially responsible party in four environmental proceedings pending in several states in which it is alleged that the Company was a generator of waste that was sent to landfills and other treatment facilities. The Company estimates that expected future costs, and the estimated proportional share of remedial work to be performed associated with these proceedings, will not exceed $100 and has provided for these estimated costs in the Company’s accrual for environmental liabilities.
Litigation
The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s financial position or the results of operations or cash flows in future periods.
NOTE 14. Segment, Geographic Location and Customer Information
Our products and related services aggregate into one reportable segment — sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.
Net sales of 10% or more of total revenues derived from one customer for the three and six month periods ended September 30, 2011 and September 30, 2010 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Customer A	27%	18%	30%	26%
Customer B	29	20	24	19
Customer C	17	18	12	16
Customer D	10	10	11	11
Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2011 and September 30, 2010:

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
Location	2011	2010	2011	2010
United States	$10,802	$7,990	$24,341	$18,266
England	2,495	590	2,893	950
Italy	628	1,649	1,445	3,206
Other European countries	719	1,603	1,389	2,492
Pacific and Far East	1,206	1,634	1,528	3,168
Other international	2,030	1,640	4,532	3,564

Total	$17,880	$15,106	$36,128	$31,646

Notes To Unaudited Condensed Consolidated Financial Statements
($ In Thousands Except Share Amounts)
(Unaudited)
NOTE 15. Subsequent Event
At the Company’s 2011 Annual Meeting of Stockholders, stockholders approved the Shareholder Rights Plan (the “Rights Plan”) that the Company adopted in July 2011. The terms of the Rights Plan provide for the Company’s stockholders to receive one right (a “Right”) for each outstanding common share held. In general, the Rights will become exercisable if a person or group acquires additional shares that would take total holdings to 10% or more of the Company’s common stock or announces a tender offer or exchange offer for 10% or more of the Company’s common stock. The Rights Plan grandfathers in the existing interest of stockholders who currently own in excess of 10%, but would be triggered by any additional purchases.
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
In October 2011, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to increase the authorized number of shares of common stock from 14,700,000 to 100,000,000. The stockholders also approved the Company’s 2012 Incentive Compensation Plan with 750,000 shares of common stock available to be issued pursuant to the Plan.
In October 2011, the Company entered into separate Standstill Agreements with its two largest investors, Tinicum Capital Partners II, LP and Wynnefield Partners Small Cap Value, L.P. Tinicum is currently the beneficial owner of approximately 35% of the Company’s common stock. Wynnefield is currently the beneficial owner of approximately 22% of the Company’s common stock.
Pursuant to the Standstill Agreements, Tinicum and Wynnefield each agreed, among other things, that for a period of 18 months, they would not acquire any additional shares of the Company’s common stock; make or in any way participate in the solicitation of proxies; seek to call a meeting of stockholders; seek to advise or influence other stockholders with respect to the voting of the Company’s common stock or seek to effect control of the management, Board of Directors, or policies of the Company.
Tinicum and Wynnefield each also agreed that they would vote in favor of the Company’s nominees to the Board of Directors at the Company’s 2011 Annual Meeting (to be held October 6) and the 2012 Annual Meeting, and vote in favor of the adoption of the Shareholder Rights Plan which was submitted to and approved by the stockholders at the 2011 Annual Meeting.
The Company agreed, among other things, to fix the number of directors to serve on the Board of Directors at seven, and not adopt an advance notice bylaw provision with respect to shareholder business or director elections.
The Standstill Agreements are for a period of 18 months; however they will automatically terminate if either Tinicum or Wynnefield sells, transfers or disposes of shares of the Company’s common stock such that either of them holds less than 15% of the then issued and outstanding shares, or the Company nominates for election as a director any person other than the agreed upon Company nominees or certain agreed-upon replacements.

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
We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2011 as filed with the SEC on June 3, 2011 and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
OVERVIEW
We design, develop, manufacture, sell, and service sophisticated engineered mission equipment for specialty aerospace and defense applications. We have long been recognized as the world’s leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists. We also manufacture weapons-handling systems, cargo winches, cargo hook systems and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.
Our business is affected by global economic and geo-political conditions, particularly defense spending by the United States Government. In particular, as the U.S. military activity in Iraq and Afghanistan is reduced, reductions and redirection of United States defense spending could have a material impact on revenues and earnings in future periods. However, the Company believes that the primary missions will drive procurement and the use of its equipment (search and rescue, special operations, and cargo delivery) will continue to get a relatively high funding priority.
As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. We have not seen, nor do we currently anticipate, any program cancellations and still expect all of our current product development projects to lead to production and aftermarket services which support our current and expected investments. As an example, developing the Airbus A400M military transport aircraft has taken longer than was originally expected, but flight testing is now underway and we expect material revenues starting in Fiscal 2013.
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
STRATEGY
Our primary strategy is to continue to expand our position as a market leader in the design, development, and service of sophisticated mission equipment for specialty aerospace and defense applications. We intend to maintain our position by continuing to focus on our principal customers and on geographic areas where we have developed our reputation as a premier provider of aircraft hoist and lift equipment, and by expanding both our customer base and product lines. We believe that continued spending on research and development to improve the quality of our product offerings and remaining on the leading edge of technological advances in our chosen markets is also crucial to our business. In this regard, we will continue to commit resources to product research and development. During Fiscal 2010, we completed the move to our more-modern manufacturing and assembly facility in Whippany, New Jersey. This facility is also our corporate headquarters and consolidates all operations in one location.
CRITICAL ACCOUNTING POLICIES
For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011, as filed with the SEC on June 3, 2011, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Results of Operations
Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

	Three Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2011	2010	$	%

Products	$13,474	$10,788	$2,686	24.9%
Services	4,406	4,318	88	2.0

Net sales	17,880	15,106	2,774	18.4

Products	7,041	5,851	1,190	20.3
Services	2,880	3,079	(199)	(6.5)

Cost of sales	9,921	8,930	991	11.1

Gross profit	7,959	6,176	1,783	28.9
As a % of net sales	44.5%	40.9%	N/A	3.6	% Pt

Selling, general, and administrative expenses	3,851	3,517	334	9.5%
Engineering expense	2,063	1,299	764	58.8
Relocation expense	—	—	—	N/A

Operating income	2,045	1,360	685	50.4

Interest expense	102	170	(68)	(40.0)

Net income	$1,115	$643	$472	73.4%
Net Sales. Fiscal 2012 second quarter net sales of $17,880 increased by $2,774, or 18.4%, from net sales of $15,106 in the Fiscal 2011 second quarter. This is the highest sales in the second quarter that the Company has ever delivered. Fiscal 2012 second quarter products sales of $13,474 were $2,686, or 24.9%, above prior year primarily due to increased spare parts volume of $1,926 in hoist & winch sales to international customers and also cargo hook sales. New production volume grew by $760 primarily in cargo hooks.
Fiscal 2012 second quarter services sales of $4,406 were higher by $88, or 2.0%, compared with the prior year primarily due to increased overhaul and repair volume of $612 primarily in cargo hooks. This was partly offset by lower engineering sales of $524 primarily due to lower weapons handling sales.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect Fiscal 2012 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $7,041 in the Fiscal 2012 second quarter were $1,190, or 20.3% higher than the same period in Fiscal 2011 primarily due to higher sales. Cost of services provided of $2,880 in the Fiscal 2012 second quarter were $199, or 6.5%, lower than the prior year due to lower engineering volume. In the prior year, under-absorbed overhead of $420 resulted from the labor slow down as a part of labor collective bargaining negotiations. This under-absorption was split between products at 40% and services at 60%. In the Fiscal 2012 second quarter, overhead absorption was near breakeven.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
Gross profit. Gross profit of $7,959 in the Fiscal 2012 second quarter was $1,783, or 28.9%, ahead of the same period in Fiscal 2011. The dollar increase is due to sales volume growth in spare parts, new production, and overhaul & repair and under-absorbed manufacturing overhead in the prior year. As a percent of sales, the gross profit margin was 44.5% for the Fiscal 2012 second quarter compared with 40.9% for the prior year. Gross profit as a percent of sales increased from the favorable product mix impact of spare parts volume and because of under-absorbed overhead in the prior-year quarter.
Operating Expenses. Total operating expenses were $5,914, or 33.1% of net sales, in the second quarter of Fiscal 2012 compared with $4,816 or 31.9% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,851 in the Fiscal 2012 second quarter compared with $3,517 in the second quarter of Fiscal 2011, an increase of $334. The increase is primarily due to sales commission expenses. As a percent of sales, SG&A was 21.5% in the Fiscal 2012 second quarter versus 23.3% in the comparable period last year.
Engineering expenses were $2,063 in the second quarter of Fiscal 2012 compared with $1,299 in the second quarter of Fiscal 2011. The increase reflects accelerated new product development for awarded aerospace platforms, primarily the A400M,HS-35000, and CH-53K and an accrual for a product delivery delay. Engineering expenses in the second quarter of Fiscal 2012 were reduced by $800 in reimbursements from Airbus.
Interest Expense. Interest expense was $102 in the second quarter of Fiscal 2012 versus $170 in the second quarter of Fiscal 2011. The decline in interest expense is primarily due to $4,928 lower total debt at September 30, 2011 compared with September 30, 2010, and also due to an interest-rate swap expiring in August, 2011.
Net Income. Net income was $1,115, or $0.12 per diluted share, in the Fiscal 2012 second quarter compared with $643, or $0.07 per diluted share, in the same period in Fiscal 2011. The improvement is due to higher gross profit resulting from the increased sales volume, partly offset by higher operating expenses.
New Orders. New products and services orders received during the three months ended September 30, 2011 decreased by 15.2% to $15,614 compared with $18,407 during the three months ended September 30, 2010. The decrease was due to spare parts, overhaul & repair, and engineering, partly offset by higher new production orders. New equipment orders increased by $1,745 from hoist & winch products. Spare parts orders decreased due to order timing from a third-party repair company.
New orders for overhaul & repair for the three months ended September 30, 2011 were lower than the prior year due to timing of US military orders. Engineering orders decreased because of a large weapons handling order received in the second quarter of Fiscal 2011.
Backlog. Backlog at September 30, 2011 was $124,232 compared with $131,151 at March 31, 2011 and $136,635 at September 30, 2010. The backlog at September 30, 2011, March 31, 2011, and September 30, 2010 includes $71,343, $71,343, and $69,699, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.
We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $47,907 at September 30, 2011 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.9 for the Fiscal 2012 second quarter and 1.2 for the Fiscal 2011 second quarter.
Six Months Ended September 30, 2011 Compared with Six Months Ended September 30, 2010

	Six Months Ended		Increase/(Decrease)
	September 30,	September 30,
	2011	2010	$	%

Products	$27,366	$23,873	$3,493	14.6%
Services	8,762	7,773	989	12.7

Net sales	36,128	31,646	4,482	14.2

Products	15,031	13,029	2,002	15.4
Services	5,754	6,308	(554)	(8.8)

Cost of sales	20,785	19,337	1,448	7.5

Gross profit	15,343	12,309	3,034	24.6
As a % of net sales	42.5%	38.9%	N/A	3.6	% Pt

Selling, general, and administrative expenses	7,755	6,591	1,164	17.7%
Engineering expense	4,348	2,855	1,493	52.3
Relocation expense	—	211	(211)	(100.0)

Operating income	3,240	2,652	588	22.2

Interest expense	236	383	(147)	(38.4)

Net income	$1,713	$1,232	$481	39.0%
Net Sales. Fiscal 2012 first six months net sales of $36,128 increased by $4,482, or 14.2%, from net sales of $31,646 in the first six months of Fiscal 2011. Fiscal 2012 products sales of $27,366 were $3,493, or 14.6%, above prior year primarily due to increased new equipment volume of $4,563 resulting primarily from U.S. military, partly offset by lower spare parts volume because the prior-year period included large sales to the U.S. military.
Fiscal 2012 first six months services sales of $8,762 were higher by $989, or 12.7%, compared with prior year primarily due to higher volume to third-party overhaul & repair customers, partly offset by lower engineering weapons handling volume.
The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2011 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe Fiscal 2012 revenues will be consistent with this pattern.
Cost of Sales. Products cost of sales of $15,031 in the Fiscal 2012 first six months were 15.4% higher than the prior year primarily due to higher sales and an unfavorable product mix of more new production and fewer spare parts. The impact of overhead absorption is discussed below. Cost of services provided of $5,754 in the Fiscal 2012 first six months were $554 lower than the prior year due under-absorbed manufacturing overhead in the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
($ In Thousands Except Share Amounts)
The prior year included under-absorbed overhead of $1,642 related to our relocation and a labor slowdown related to labor collective bargaining negotiations. This under-absorption was approximately split between products at 40% and services at 60%. In the first six months of Fiscal 2012, our manufacturing overhead was slightly over-absorbed.
Gross profit. Gross profit of $15,343 in the Fiscal 2012 first six months was 24.6% ahead of the same period in Fiscal 2011. The dollar increase is due to sales volume growth and manufacturing absorption. As a percent of sales, the gross profit margin was 42.5% for the Fiscal 2012 first six months compared with 38.9% for the prior year.
Operating Expenses. Total operating expenses were $12,103, or 33.5% of net sales, in the first six months of Fiscal 2012 compared with $9,657 or 30.5% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $7,755 in the Fiscal 2012 first six months compared with $6,591 in the first six months of Fiscal 2011, an increase of $1,164. The increase is primarily due to costs for business strategy development, a Shareholder Rights Plan (discussed in Note 15 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report), and sales commissions. As a percent of sales, SG&A was 21.5% in the Fiscal 2012 first six months versus 20.8% in the comparable period last year.
Engineering expenses were $4,348 in the first six months of Fiscal 2012 compared with $2,855 in the first six months of Fiscal 2011. The increase reflects new product development for awarded aerospace platforms, primarily the A400M, HS-35000, and CH-35K, and an accrual for a product development delay. Engineering expense was reduced in the first six months of Fiscal 2012 by $1,316 in expense reimbursements from Airbus.
We incurred $211 of expenses related to our headquarters and factory relocation to Whippany, New Jersey in the first six months of Fiscal 2011; we have incurred no relocation costs since the Fiscal 2011 first quarter.
Interest Expense. Interest expense was $236 in the Fiscal 2012 first six months versus $383 in Fiscal 2011. The decline in interest expense is primarily due to $4,928 lower total debt at September 30, 2011 compared with September 30, 2010, and also due to an interest-rate swap expiring in August, 2011.
Net Income. Net income was $1,713, or $0.18 per diluted share, in the Fiscal 2012 first six months compared with $1,232, or $0.13 per diluted share, in the same period in Fiscal 2011. The net income increase resulted from the higher sales volume and gross profit, lower interest expense, both of which were partly offset by higher SG&A expenses.
New Orders. New products and services orders received during the six months ended September 30, 2011 decreased 23.4% to $29,209 compared with $38,137 during the six months ended September 30, 2010. The decrease was primarily due to large spare parts order from the U.S. military in the prior year. Orders for new equipment decreased by $464, or 3.2%.
New orders for overhaul & repair for the six months ended September 30, 2012 were lower than the prior year due to timing of U.S. military orders. Engineering orders decreased because of a large weapons handling order received in the prior year.
Backlog
The book to bill ratio for the first six months of Fiscal 2012 was 0.8 compared with 1.2 for the first six months of Fiscal 2011.Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce the Company’s backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.
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
During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one accelerated $821 term loan repayment by pre-paying the amount due in April 2012. The Company made these accelerated term loan payment because of its strong cash position. Accordingly, the balance sheet reflects current maturities of $821 due under the term loan of the Senior Credit Facility as of September 30, 2011.
The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of its former facilities that were never required for its current operations. In Fiscal 2012, the Company anticipates spending $2,615 on environmental costs. These costs will be charged against the Company’s environmental liability reserve and will not impact income.
Working Capital
Net working capital at September 30, 2011 was $31,560, a decrease of $816, versus $32,376 at March 31, 2011. The ratio of current assets to current liabilities was 2.8:1.0 at September 30, 2011 compared with 3.1:1.0 at the beginning of Fiscal 2012. The net working capital decrease resulted primarily from a $7,055 net decrease in accounts receivable, a $1,400 increase in accounts payable, and an $821 increase in the current portion of long-term debt. This was partly offset by a $4,247 increase in cash and a $4,758 increase in inventory. There was a net increase of $545 in other working capital items.
The accounts receivable days outstanding decreased to 61.2 days at September 30, 2011, from 70.8 days at September 30, 2010 due to collection of past due accounts. Inventory turnover decreased to 1.9 turns at September 30, 2011 versus 2.0 turns at September 30, 2010.
Capital Expenditures
Capital expenditures for the six months ended September 30, 2011 and 2010 were $540 and $386, respectively. The increase is primarily for test equipment for newly-developed products and to increase operations efficiency as well as information technology. Capital expenditures for the six months ended September, 30, 2010 include capitalized relocation expenditures of $164. Capitalized qualification units for the six months ended September 30, 2011 and 2010 were $937 and $174, respectively. The increase is due to newly-developed products ending development and beginning qualification testing.
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
CONTRACTUAL OBLIGATIONS
The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments (a)	$10,679	$821	$9,858	$—	$—

Estimated interest payments on long-term debt (b)	264	155	109	—	—
Operating leases	8,115	1,079	2,096	1,937	3,003

Purchase obligations (c)	—	—	—	—	—

Total	$19,058	$2,055	$12,063	$1,937	$3,003

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1of this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 1.5%, our blended interest rate at September 30, 2011.

(c)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first six months of Fiscal 2012. The interest rate swap expired in August 2011.
At September 30, 2011, $10,500 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $107 based on the debt outstanding under the facility at September 30, 2011.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first six months of Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the financial position, results of operations, or cash flows in future periods.
Item 1A. RISK FACTORS
In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2011 as filed with the SEC on June 3, 2011 and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.
Item 6. EXHIBITS
3.1	Certificate of Designation, Rights, Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on July 19, 2011)

4.1	Rights Agreement, dated as of July 14, 2011 effective as of July 18, 2011 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed with the SEC on July 19, 2011)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: October 27, 2011	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.