Form 10-Q
period 2011-12-31
BREEZE-EASTERN CORP
filed 2012-02-02
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 18, 2012, the total number of outstanding shares of common stock was 9,489,994.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on June 3, 2011.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

	(Unaudited) December 31, 2011	(Audited) March 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$7,768	$6,381
Accounts receivable (net of allowance for doubtful accounts of $237 at December 31, 2011 and $235 at March 31, 2011)	15,806	18,522
Inventories	20,583	14,751
Prepaid expenses and other current assets	599	727
Deferred income taxes	6,553	7,375

Total current assets	51,309	47,756

PROPERTY:
Property and equipment	18,215	17,586
Less accumulated depreciation and amortization	10,288	9,235

Property – net	7,927	8,351

OTHER ASSETS:
Deferred income taxes	7,623	8,750
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	4,748	3,179
Other	5,527	5,910

Total other assets	22,100	22,041

TOTAL ASSETS	$81,336	$78,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	1,643	—
Accounts payable – trade	8,675	8,041
Accrued compensation	2,919	3,010
Accrued income taxes	306	287
Other current liabilities	5,569	4,042

Total current liabilities	19,112	15,380

LONG-TERM DEBT, NET OF CURRENT PORTION	9,036	11,500

OTHER LONG-TERM LIABILITIES	16,219	17,835

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	44,367	44,715

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 14,700,000 shares of $.01 par value; issued, 9,916,698 at December 31, 2011 and 9,846,003 at March 31, 2011	99	98
Additional paid-in capital	95,878	95,068
Accumulated deficit	(52,065)	(54,837)
Accumulated other comprehensive loss	(112)	(147)

	43,800	40,182
Less treasury stock, at cost – 426,704 at December 31, 2011 and 416,967 at March 31, 2011	(6,831)	(6,749)

Total stockholders’ equity	36,969	33,433

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$81,336	$78,148

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net sales	$19,599	$19,614	$55,727	$51,260
Cost of sales	11,644	12,339	32,429	31,676

Gross profit	7,955	7,275	23,298	19,584

Selling, general, and administrative expenses	3,883	3,972	11,638	10,563
Engineering expense	2,127	1,462	6,475	4,317
Relocation expense	—	—	—	211

Operating income	1,945	1,841	5,185	4,493

Interest expense	80	167	316	550
Other expense – net	39	31	89	176

Income before incomes taxes	1,826	1,643	4,780	3,767

Income tax provision	767	690	2,008	1,582

Net income	$1,059	$953	$2,772	$2,185

Earnings per common share:
Basic net income per share	$0.11	$0.10	$0.29	$0.23
Diluted net income per share	0.11	0.10	0.29	0.23

Weighted-average basic shares outstanding	9,489,000	9,429,000	9,468,000	9,409,000
Weighted-average diluted shares outstanding	9,598,000	9,464,000	9,597,000	9,430,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net income	$2,772	$2,185
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	29
Depreciation and amortization	1,135	1,470
Non-cash reserve accretion	317	328
Stock based compensation	535	325
Provision for losses on accounts receivable	16	82
Deferred taxes-net	1,924	1,431

Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	2,700	(2,271)
Increase in inventories	(5,832)	(737)
Decrease (increase) in other assets	496	(90)
Increase in accounts payable	634	2,648
(Decrease) increase in accrued compensation	(91)	664
Increase in accrued income taxes	19	109
Decrease in other liabilities	(346)	(491)

Net cash provided by operating activities	4,279	5,682

Cash flows from investing activities:
Capital expenditures	(627)	(327)
Capitalized Qualification units	(1,638)	(376)

Net cash (used in) investing activities	(2,265)	(703)

Cash flows from financing activities:
Payments on long-term debt	(821)	(4,929)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	194	—

Net cash (used in) financing activities	(627)	(4,929)

Increase in cash	1,387	50
Cash at beginning of period	6,381	3,371

Cash at end of period	$7,768	$3,421

Supplemental information:
Interest payments	$253	$478
Income tax payments	171	32
Non-cash financing activity for stock option exercise	82	—

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,489,000	9,429,000	9,468,000	9,409,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,489,000	9,429,000	9,468,000	9,409,000
Stock options (a)	109,000	35,000	129,000	21,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,598,000	9,464,000	9,597,000	9,430,000

(a)	During the three and nine month periods ended December 31, 2011, options to purchase 376,000 and 264,000 shares of common stock, respectively, and during the three and nine month periods ended December 31, 2010, options to purchase 327,000 and 349,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.

NOTE 3.	Stock-Based Compensation

The Company records stock-based compensation using a fair-value method in its condensed consolidated financial statements. Currently, the Company’s stock-based compensation consists of restricted stock awards and stock options.

Net income for the three and nine month periods ended December 31, 2011, includes stock-based compensation expense of $121 net of tax, or $0.01 per diluted share, and $311 net of tax, or $0.03 per diluted share, respectively. Net income for the three and nine month periods ended December 31, 2010, includes stock-based compensation expense of $75 net of tax, or $0.01 per diluted share, and $188 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Long-Term Incentive Plan (the “2012 Plan”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, there remain outstanding unexercised options granted in Fiscal years 2004, 2006, 2007 and 2008. The 1992 Plan expired in September 2002, and no further grants or awards may be made under this plan. There remain outstanding unexercised options granted in Fiscal 2002 under the 1992 Plan.

Under each of the 1992, 1999, 2004, 2006, and 2012 Plans, option exercise prices equal the fair market value of the common shares at the respective grant dates. Prior to May 1999, options granted to officers and employees and all options granted to non-employee directors expired if not exercised on or before five years after the date of the grant. Beginning in May 1999, options granted to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. In certain circumstances, including a change of control of the Company as defined in the various Plans, option vesting may be accelerated.

The Black-Scholes weighted-average value per option granted in Fiscal 2012 was $2.75, $2.58, $2.72, $2.81 and $2.13. In Fiscal 2011, the Black-Scholes weighted-average values per option granted were $2.21 and $2.41. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in Fiscal 2012 and Fiscal 2011. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	2012 $2.75 value per option	2012 $2.58 value per option	2012 $2.72 value per option	2012 $2.81 value per option	2012 $2.13 value per option	2011 $2.21 value per option	2011 $2.41 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	25.6%	25.8%	25.8%	25.4%	25.3%	25.7%	30.2%
Risk-free interest rate	1.5%	1.6%	1.6%	1.9%	1.9%	2.1%	3.2%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0	7.0	7.0

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value (in thousands)	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price

Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	184,000	—	—	8.64
Exercised	(37,500)	78	—	7.36
Canceled or expired	(10,334)	—	—	8.95

Outstanding at December 31, 2011	811,077	724	7	8.19

Options exercisable at December 31, 2011	496,078	478	5	8.49
Unvested options expected to become exercisable after December 31, 2011	314,999	246	9	7.73
Shares available for future option grants at December 31, 2011	620,447

There were 184,000 options granted during the first nine months of Fiscal 2012 with a weighted average grant date fair value equal to $8.64.

Cash received from stock option exercises during the first nine months of Fiscal 2012 was approximately $194. In lieu of a cash payment for stock option exercises, the Company received 9,592 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during the first nine months of fiscal 2012.

During the first nine months of Fiscal 2012 and Fiscal 2011, stock option compensation expense recorded in selling, general and administrative expenses was $237 and $193, respectively, before taxes of $99 and $81, respectively. As of December 31, 2011, there was $678 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004, 2006 and 2012 Plans, the Incentive and Compensation Committee of the Board of Directors (consisting solely of independent Directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

A summary of restricted stock award activity under all plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value

Non-vested at March 31, 2011	33,752	$6.95
Granted	33,195	9.74
Vested	(44,874)	8.19
Cancelled	—	—

Non-vested at December 31, 2011	22,073	8.62

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date, and compensation cost is expensed on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first nine months of Fiscal 2012 and Fiscal 2011, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $299 and $132, respectively, before taxes of $125 and $56, respectively. As of December 31, 2011 there was approximately $143 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.

NOTE 4.	Inventories

Inventories are summarized as follows:

	December 31, 2011	March 31, 2011
Finished goods	$875	$895
Work in process	8,780	6,007
Purchased and manufactured parts	13,839	10,460

	23,494	17,362
Reserve for slow moving and obsolescence	(2,911)	(2,611)

Total	$20,583	$14,751

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

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three and nine month periods ended December 31, 2011 was $358 and $1,051, respectively, and for the three and nine month periods ended December 31, 2010 was $469 and $1,463, respectively.

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

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2011 are summarized as follows.

Balance at March 31, 2011	$255
Warranty costs incurred	(195)
Change in estimates to pre-existing warranties	(25)
Product warranty accrual	170

Balance at December 31, 2011	$205

NOTE 7.	Income Taxes

Income taxes for the three and nine month periods ended December 31, 2011 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At December 31, 2011, the Company has federal net operating loss carry forwards, or NOLs, of approximately $10,202, which are due to expire in Fiscal 2024 through Fiscal 2030. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At December 31, 2011, the current deferred tax assets are $6,553, and non-current deferred tax assets are $7,623. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.

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

At December 31, 2011, the Company had no unrecognized tax benefits for uncertain tax positions.

NOTE 8.	Long-Term Debt Payable to Banks

Long-term debt, including current maturities, consists of the following.

	December 31, 2011	March 31, 2011

Senior Credit Facility	$10,679	$11,500
Less current maturities	1,643	—

Total long-term debt, net of current maturities	$9,036	$11,500

Senior Credit Facility - The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan requires quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one $821 term loan repayment by pre-paying the amount due in April 2012. Accordingly, the balance sheet reflects $1,643 of current maturities due under the term loan of the Senior Credit Facility as of December 31, 2011.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At December 31, 2011, the Senior Credit Facility had a blended interest rate of approximately 1.6%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At December 31, 2011, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in Fiscal 2011. At December 31, 2011, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

Interest Rate Swap - The Senior Credit Facility required the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first nine months of Fiscal 2012. The interest rate swap expired in August 2011.

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

•	Level 1-Unadjusted quoted prices for identical assets or liabilities in active markets;

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

The carrying amounts and fair value of the Company’s financial instruments are presented below as of December 31, 2011.

	Carrying Amount	Fair Value

Long-term debt (Level 3)	$9,036	$9,036

NOTE 10.	Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $215 and $620, respectively, for the three and nine month periods ended December 31, 2011 and $176 and $526, respectively, for the three and nine month periods ended December 31, 2010.

The Company provides postretirement benefits to certain former union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

equal to the benefit obligation for the Pension Plan of $3,061 and $3,358 as of December 31, 2011 and March 31, 2011, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest cost	$9	$11	$28	$32
Amortization of net (gain) loss	4	5	11	17

Net periodic cost	$13	$16	$39	$49

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Interest cost	$40	$47	$125	$136
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$40	$47	$125	$136

NOTE 11.	Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of December 31, 2011, the Company had no other significant concentrations of credit risk.

NOTE 12.	New Accounting Standards

In December 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company retains the services of a nationally-recognized environmental consulting firm to help monitor its environmental liabilities. Based upon the information and the consultant’s analysis and recommendations, the Company determined that its best estimate of its future environmental liabilities is $13,832 before offsetting cost-sharing of approximately $1,500 that is classified mostly as a non-current asset.

At December 31, 2011 and March 31, 2011, the aggregate amount of liabilities recorded relative to environmental matters was $13,832 and $14,293, respectively. In the first nine months of Fiscal 2012 and Fiscal 2011, the Company spent $778 and $332, respectively, on environmental costs, and for all of Fiscal 2011, the Company spent $638. The Company expects to spend approximately $2,400 during the next twelve months against the existing reserves. The Company performs quarterly reviews of the status of its environmental sites and the related liabilities. There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties with respect to assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties, including the U.S. Government.

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

At the former facility in Glen Head, New York based upon the characterization work performed to date, the Company has accrued estimated costs of approximately $3,588. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with the New York Department of Environmental Conservation. The Company sold the business previously operated at the property it owns in Saltsburg, Pennsylvania (“Federal Labs”). At December 31, 2011, the reserve for environmental liabilities at Federal Labs was $5,902. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years. There are other properties that have a combined environmental liability of $4,342. In addition, the Company had accrued $100 is estimated costs related to four environmental proceedings in which the Company had been named as a potentially responsible party. The Company deemed that its potential liabilities related to these matters are now resolved and does not anticipate any future costs.

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

Our products and related services aggregate into one reportable segment – sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales of 10% or more of total revenues derived from four customers for the three and nine month periods ended December 31, 2011 and three customers for the three and nine month periods ended December 31, 2010, respectively, are summarized as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Customer A	29%	36%	29%	29%
Customer B	20	24	23	21
Customer C	13	17	12	16
Customer D	15	*	12	*

*	Represents less than 10% of total revenues.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Net sales below show the geographic location of customers for the three and nine month periods ended December 31, 2011 and December 31, 2010:

	Three Months Ended		Nine Months Ended
Location	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
United States	$11,659	$13,083	$36,000	$31,349
England	880	1,135	3,773	2,085
Italy	2,038	2,134	3,483	5,340
Other European countries	766	603	2,155	3,095
Pacific and Far East	1,872	717	3,400	3,886
Other international	2,384	1,942	6,916	5,505

Total	$19,599	$19,614	$55,727	$51,260

NOTE 15.	Subsequent Events

Management has evaluated all events occurring through the date the financial statements have been issued, and has determined that there are no such events that are material to the financial statements, or all such material events have been fully disclosed.

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

We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the Fiscal year ended March 31, 2011 as filed with the SEC on June 3, 2011, “Item 1A. Risk Factors” contained in Part II of this report, and under and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Our business is affected by global economic and geo-political conditions. In particular, as the U.S. military activity in Iraq and Afghanistan is reduced, reductions and redirection of United States defense spending could have a material impact on revenues and earnings in future periods. Similarly, if European governments significantly reduce their military and other government spending, that could have a material impact on revenues and earnings in future periods. However, the Company believes that the primary missions that drive procurement and the use of its equipment (search and rescue, special operations, and cargo delivery) will continue to get a relatively high funding priority.

As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. We have not seen, nor do we currently anticipate, any program cancellations and still expect all of our current product development projects to lead to production and aftermarket services which support our current and expected investments. As an example, developing the Airbus A400M military transport aircraft has taken longer than was originally expected, but flight testing is now underway and we expect revenues starting in Fiscal 2013. Our Engineering expense is reported net of a reimbursement from Airbus, and we anticipate gross engineering costs to continue at a high level.

CORE BUSINESS

Our core business is aerospace and defense products. We believe we are the world’s leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2011, as filed with the SEC on June 3, 2011, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Results of Operations

Three Months Ended December 31, 2011 Compared with Three Months Ended December 31, 2010

	Three Months Ended		Increase/(Decrease)
	December 31, 2011	December 31, 2010	$	%

Products	$14,010	$14,244	$(234)	(1.6)%
Services	5,589	5,370	219	4.1

Net sales	19,599	19,614	(15)	(0.1)

Products	8,075	8,752	(677)	(7.7)
Services	3,569	3,587	(18)	(0.5)

Cost of sales	11,644	12,339	(695)	(5.6)

Gross profit	7,955	7,275	680	9.3
As a % of net sales	40.6%	37.1%	N/A	3.5	%Pt

Selling, general, and administrative expenses	3,883	3,972	(89)	(2.2)%
Engineering expense	2,127	1,462	665	45.5
Relocation expense	—	—	—	N/A

Operating income	1,945	1,841	104	5.6

Interest expense	80	167	(87)	(52.1)

Income tax provision	767	690	77	11.2
Effective tax rate	42.0%	42.0%	N/A	0.0	%Pt

Net income	$1,059	$953	$106	11.1%

Net Sales. Fiscal 2012 third quarter net sales of $19,599 were essentially equal to net sales of $19,614 in the Fiscal 2011 third quarter. Fiscal 2012 third quarter products sales of $14,010 were $234, or 1.6%, below prior year primarily due to lower new equipment hoist & winch volume to the U.S. military, partly offset by higher weapons handling and spare parts volume to international customers.

Fiscal 2012 third quarter services sales of $5,589 were higher by $219, or 4.1%, compared with the prior year primarily due to increased overhaul & repair cargo hook volume. This was partly offset by lower engineering weapons handling sales.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect Fiscal 2012 revenues will be consistent with this pattern.

Cost of Sales. Products cost of sales of $8,075 in the Fiscal 2012 third quarter were $677, or 7.7% lower than the same period in Fiscal 2011 primarily due to higher spare parts volume and also due to over-absorbed manufacturing overhead. Cost of services provided of $3,569 in the Fiscal 2012 third quarter was $18, or

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

0.5%, lower than the prior year due primarily to lower engineering volume and over-absorbed manufacturing overhead. In the Fiscal 2012 third quarter, manufacturing overhead was over-absorbed by $109, or 0.6% of sales. In the prior year, under-absorbed overhead was $159, or 0.8% of sales. The absorption split between products and services was 40% and 60%, respectively.

Gross profit. Gross profit of $7,955 in the Fiscal 2012 third quarter was $680, or 9.3%, ahead of the same period in Fiscal 2011. The dollar increase is due to sales volume growth in spare parts and favorable manufacturing overhead absorption versus the prior year. As a percent of sales, the gross profit margin was 40.6% for the Fiscal 2012 third quarter compared with 37.1% for the prior year. Gross profit as a percent of sales increased from the favorable product mix impact of spare parts volume and because of under-absorbed overhead in the prior-year quarter.

Operating Expenses. Total operating expenses were $6,010, or 30.7% of net sales, in the third quarter of Fiscal 2012 compared with $5,434 or 27.7% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,883 in the Fiscal 2012 third quarter compared with $3,972 in the third quarter of Fiscal 2012, a decrease of $89. As a percent of sales, SG&A was 19.8% in the Fiscal 2012 third quarter versus 20.3% in the comparable period last year.

Engineering expenses were $2,127 in the third quarter of Fiscal 2012 compared with $1,462 in the second quarter of Fiscal 2012. The increase reflects continued new product development for awarded aerospace platforms, primarily the A400M, HS-35000, and CH-53K and an accrual for a product delivery delay cost. Reimbursements from Airbus reduced engineering expenses in the third quarter of Fiscal 2012 by $1,050 and by $268 in the same quarter last year. Airbus has agreed to reimburse us for certain engineering expenses based on achieving agreed milestones. We have recorded these reimbursements when they are received and have received an aggregate of $3,100 under this arrangement. We will continue to incur engineering development expenses for the A400M during the next two years. Future or additional reimbursements from Airbus, if any, cannot be predicted at this time. We anticipate total gross engineering costs, including Airbus and other projects, to continue at a high level through Fiscal 2012 and Fiscal 2013.

Interest Expense. Interest expense was $80 in the third quarter of Fiscal 2012 versus $167 in the third quarter of Fiscal 2012. The decline in interest expense is primarily due to $2,464 lower debt at December 31, 2011 compared with December 31, 2010, and also due to an interest-rate swap expiring in August, 2011.

Income tax provision. Income tax expense was $767 in the third quarter of Fiscal 2012 versus $690 in the third quarter of Fiscal 2011 due to higher net income. Income taxes for the three month periods ended December 31, 2011 and December 31, 2010 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $1,059, or $0.11 per diluted share, in the Fiscal 2012 third quarter compared with $953, or $0.10 per diluted share, in the same period in Fiscal 2012. The improvement is due to higher gross profit resulting from the favorable spare parts sales mix and from the favorable manufacturing overhead absorption and lower interest expense, partly offset by unfavorable higher engineering expenses.

New Orders. New products and services orders received during the three months ended December 31, 2011 decreased by 11.1% to $14,006 compared with $15,753 during the three months ended December 31, 2010. The decrease was due primarily to new equipment and also to overhaul & repair, partly offset by increased engineering orders. New equipment orders decreased by $1,917 mainly from cargo hook products.

New orders for overhaul & repair for the three months ended December 31, 2011 were lower than the prior year due to timing of US military orders. Engineering orders increased in weapons handling.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $41,909 at December 31, 2011 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at December 31, 2011 was $118,639 compared with $131,151 at March 31, 2011 and $132,774 at December 31, 2010. The backlog at December 31, 2011, March 31, 2011, and December 31, 2010 includes $71,343, $71,343, and $70,563, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2012.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.7 for the Fiscal 2012 third quarter and 0.8 for the Fiscal 2011 third quarter.

Nine Months Ended December 31, 2011 Compared with Nine Months Ended December 31, 2010

	Nine Months Ended		Increase/(Decrease)
	December 31, 2011	December 31, 2010	$	%

Products	$41,376	$38,117	$3,259	8.5%
Services	14,351	13,143	1,208	9.2

Net sales	55,727	51,260	4,467	8.7

Products	23,106	21,798	1,308	6.0
Services	9,323	9,878	(555)	(5.6)

Cost of sales	32,429	31,676	753	2.4

Gross profit	23,298	19,584	3,714	19.0
As a % of net sales	41.8%	38.2%	N/A	3.6	% Pt

Selling, general, and administrative expenses	11,638	10,563	1,075	10.2%
Engineering expense	6,475	4,317	2,158	50.0
Relocation expense	—	211	(211)	(100.0)

Operating income	5,185	4,493	692	15.4

Interest expense	316	550	(234)	(42.5)

Income tax provision	2,008	1,582	426	26.9
Effective tax rate	42.0%	42.0%	N/A	0.0	% Pt

Net income	$2,772	$2,185	$587	26.9%

Net Sales. Fiscal 2012 first nine months net sales of $55,727 increased by $4,467, or 8.7%, from net sales of $51,260 in the first nine months of Fiscal 2011. Fiscal 2012 products sales of $41,376 were $3,259, or 8.5%, above prior year primarily due to increased new equipment volume of $3,708 resulting primarily from higher weapons handling, cargo hook and hoist & winch volume, partly offset by lower spare parts volume because the prior-year period included large sales to the U.S. military.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Fiscal 2012 first nine months services sales of $14,351 were higher by $1,208, or 9.2%, compared with prior year primarily due to higher overhaul and repair cargo hook volume to the U.S. military, partly offset by lower engineering weapons handling volume.

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

Cost of Sales. Products cost of sales of $23,106 in the Fiscal 2012 first nine months were 6.0% higher than the prior year primarily due to higher sales and an unfavorable product mix of more new equipment and fewer spare parts, partly offset by favorable manufacturing overhead absorption. Cost of services provided of $9,323 in the Fiscal 2012 first nine months were $555 lower than the prior year due to under-absorbed manufacturing overhead in the prior year.

The prior year included under-absorbed manufacturing overhead of $1,800, or 3.5% of net sales, from our relocation and a labor slowdown related to labor collective bargaining negotiations. This under-absorption was approximately split equally between products and services. In the first nine months of Fiscal 2012, our manufacturing overhead was over-absorbed by $187, or 0.3% of net sales, approximately split between products at 40% and services at 60%.

Gross profit. Gross profit of $23,298 in the Fiscal 2012 first nine months was 19.0% ahead of the same period in Fiscal 2011. The dollar increase is due to sales volume growth and manufacturing absorption. As a percent of sales, the gross profit margin was 41.8% for the Fiscal 2012 first nine months compared with 38.2% for the prior year.

Operating Expenses. Total operating expenses were $18,113, or 32.5% of net sales, in the first nine months of Fiscal 2012 compared with $15,091 or 29.4% of net sales in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $11,638 in the Fiscal 2012 first nine months compared with $10,563 in the first nine months of Fiscal 2011, an increase of $1,075. The increase is primarily due to costs for business strategy development, a Shareholder Rights Plan and sales commissions. As a percent of sales, SG&A was 20.9% in the Fiscal 2012 first nine months versus 20.6% in the comparable period last year.

Engineering expenses were $6,475 in the first nine months of Fiscal 2012 compared with $4,317 in the first nine months of Fiscal 2011. The increase reflects new product development for awarded aerospace platforms, primarily the A400M, HS-35000, and CH-35K, and an accrual for a product development delay cost. Engineering expense was reduced in the first nine months of Fiscal 2012 by expense reimbursements in the amount of $2,366 received from Airbus. Reimbursements from Airbus reduced engineering expenses in the first nine months of Fiscal 2012 by $2,366 and by $268 in the same period last year. Airbus has agreed to reimburse us for certain engineering expenses based on achieving agreed milestones. We have recorded these reimbursements when they are received and have received an aggregate of $3,100 under this arrangement. We will continue to incur engineering development expenses for the A400M during the next two years. Future or additional reimbursements from Airbus, if any, cannot be predicted at this time. We anticipate total gross engineering costs, including Airbus and other projects, to continue at a high level through Fiscal 2012 and Fiscal 2013.

We incurred $211 of expenses related to our headquarters and factory relocation to Whippany, New Jersey in the first nine months of Fiscal 2011. We have incurred no relocation costs since the Fiscal 2011 first quarter.

Interest Expense. Interest expense was $316 in the Fiscal 2012 first nine months versus $550 in the first nine months of Fiscal 2011. The decline in interest expense is primarily due to $2,464 lower debt at December 31, 2011 compared with December 31, 2010, and also due to an interest-rate swap expiring in August, 2011.

Income tax provision. Income tax expense was $2,008 in the Fiscal 2012 first nine months versus $1,582 in the first nine months of Fiscal 2011 due to higher net income. Income taxes for the nine month periods ended December 31, 2011 and December 31, 2010 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 7 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Net Income. Net income was $2,772, or $0.29 per diluted share, in the Fiscal 2012 first nine months compared with $2,185, or $0.23 per diluted share, in the same period in Fiscal 2011. The net income increase resulted from the higher sales volume and gross profit and lower interest expense, which were partly offset by higher engineering and SG&A expenses.

New Orders. New products and services orders received during the nine months ended December 31, 2011 decreased 19.8% to $43,215 compared with $53,890 during the nine months ended December 31, 2010. Orders for new equipment decreased by $2,381, or 11.7%, and for spare parts decreased by $3,651, or 21.7%, due to large spare parts order from the U.S. military in the prior year.

New orders for overhaul & repair for the nine months ended December 31, 2011 decreased by $3,441, or 23.9% due to timing of U.S. military orders. Engineering orders decreased because of a large weapons handling order received in the prior year.

Backlog

The book to bill ratio for the first nine months of Fiscal 2012 was 0.8 compared with 1.1 for the first nine months of Fiscal 2011. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce the Company’s backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Senior Credit Facility is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report. During Fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of Fiscal 2012, the Company made one accelerated $821 term loan repayment by pre-paying the amount due in April 2012. The Company made these accelerated term loan payment because of its strong cash position. Accordingly, the balance sheet reflects current maturities of $1,643 due under the term loan of the Senior Credit Facility as of December 31, 2011.

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of its former facilities that were never required for its current operations. In Fiscal 2012, the Company anticipates spending approximately $1,260 on environmental costs. These costs will be charged against the Company’s environmental liability reserve and will not impact income.

Working Capital

Net working capital at December 31, 2011 was $32,197, a decrease of $179, versus $32,376 at March 31, 2011. The ratio of current assets to current liabilities was 2.7:1.0 at December 31, 2011 compared with 3.1:1.0 at the beginning of Fiscal 2012. The net working capital decrease resulted primarily from a $2,716 net decrease in accounts receivable due to a focus on collections, an $822 decrease in deferred income taxes from utilization of NOLs, a $1,643 increase in the current portion of long-term debt due to scheduled term loan principal payments, a $634 increase in accounts payable due to an increase in inventory and meeting payment

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

terms within our industry. There was a $1,527 increase in other current liabilities. The increase in other current liabilities was the result of higher accrued commissions, customer deposits and current environmental reserves. The net working capital decrease was partly offset by a $1,387 increase in cash and a $5,832 increase in inventory. There was a net decrease of $690 in other working capital items.

The accounts receivable days outstanding increased to 61.2 days at December 31, 2011, from 56.2 days at December 31, 2010 due to monthly sales trends and customer mix. Inventory turnover decreased to 2.0 turns at December 31, 2011 versus 2.5 turns at December 31, 2010. Inventory turns are lower because we built to anticipated sales orders, and we expect to reduce our total inventory as we ship higher volume in the fourth quarter of Fiscal 2012.

Capital Expenditures

Capital expenditures for the nine months ended December 31, 2011 and 2010 were $627 and $327, respectively. The increase is primarily for test equipment for newly-developed products and information technology. Capital expenditures for the nine months ended December 31, 2010 include capitalized relocation expenditures of $162, before a build-out credit of $233 received. Capitalized qualification units for the nine months ended December 31, 2011 and 2010 were $1,638 and $376, respectively. The increase is due to newly-developed products nearing the end of development and the start of qualification testing.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Debt principal repayments (a)	$10,679	$1,643	$9,036	$—	$—

Estimated interest payments on long-term debt (b)	234	157	77	—	—

Operating leases	7,845	1,079	2,080	1,913	2,773

Purchase obligations (c)	—	—	—	—	—

Total	$18,758	$2,879	$11,193	$1,913	$2,773

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

(a) Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 8 of “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1of this report.

(b) Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 1.6%, our blended interest rate at December 31, 2011.

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

CONTINGENCIES

Environmental matters – Environmental matters are discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation – Litigation is discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 12 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

($ In Thousands Except Share Data)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility requires us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during the first nine months of Fiscal 2012. The interest rate swap expired in August 2011.

At December 31, 2011, $10,500 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $107 based on the debt outstanding under the facility at December 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first nine months of Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

3.1	Submission of Matters to a Vote of Security Holders (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 23, 2011).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 or the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: February 2, 2012	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.