Form 10-K
period 2012-03-31
BREEZE-EASTERN CORP
filed 2012-06-12
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7872

BREEZE-EASTERN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	95-4062211
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

35 Melanie Lane Whippany, New Jersey	07981 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (973)

602-1001

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	NYSE MKT
(Title of class)	(Name of Exchange on Which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE MKT (formerly NYSE Amex) on such date, was $32,410,943. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 7, 2012, the registrant had 9,490,151 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2012.

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the United States Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

CORE BUSINESS

Our core business is aerospace and defense products. We believe we are a leading global designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.

PRODUCTS AND SERVICES

Our products and related services aggregate into one reportable segment. The nature of the production process (assemble, inspect, and test), customers, and product distribution are similar for all products. We sell our products through internal marketing representatives and independent sales representatives and distributors.

PRODUCTS

Products include new equipment and spare parts sales and represented approximately 76%, 74%, and 72% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Blackhawk, Seahawk, Osprey, Chinook, Ecureuil, Dolphin, Merlin/Cormorant, Super Stallion, Changhe Z-11, Agusta A109, Agusta A119 and AgustaWestland AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 56%, 57%, and 51% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

Our external cargo hook systems are original equipment on leading military medium and heavy lift helicopters. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 14%, 12%, and 14% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, and CASA C-295. In addition, we have a contract with Airbus to develop and produce three products for the new cargo positioning and restraint system for the A400M cargo aircraft and expect to be the sole supplier of these products with anticipated delivery beginning in the later part of fiscal 2013.

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue over the life of the aircraft model, which is usually decades. It is expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.

Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We supply this equipment for the United States, Japanese, and European Multiple-Launch Rocket Systems (MLRS) and the United States High Mobility Artillery Rocket System (HIMARS). We also provide actuators and specialty gearboxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 6%, 5%, and 7% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

SERVICES

Services include overhaul and repair and engineering sales and represented 24%, 26%, and 28% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We have also licensed third-party vendors around the world to perform these services. Overhaul and repair represented 23%, 22%, and 24% of our total revenues in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

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

MAJOR CUSTOMERS

We have four major customers: the U.S. Government, United Technologies Corporation, Finmeccanica SpA, and Transaero Inc. which accounted for 29%, 22%, 12%, and 11%, respectively, of the total consolidated net sales for fiscal 2012.

GOVERNMENT SALES

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 76%, 69%, and 67% of consolidated revenue during fiscal 2012, fiscal 2011, and fiscal 2010, respectively. U.S. Government sales, both direct and indirect, are generally made under standard government contracts including fixed price and cost plus. As a U. S. Government contractor, we are subject to routine audits and investigations by U. S. Government agencies.

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

BACKLOG

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2012 was $111,184 as compared with $131,151 at March 31, 2011 as new orders exceeded shipments in fiscal 2011. Approximately $77,977 of our backlog at March 31, 2012 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPONENTS, RAW MATERIALS, AND SEASONALITY

The various component parts and, to some extent, assembly of components and subsystems by subcontractors used by us to produce our products are generally available from more than one source. In those instances where only a single source for any material or part is available, such items can generally be redesigned to accommodate materials or parts made by other suppliers, although this may lead to delays and higher costs in meeting customer requirements. In some cases, we stock an adequate supply of the single source materials or parts for use until a new supplier can be approved.

In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in fiscal 2013.

EMPLOYEES

As of March 31, 2012, we had 182 salaried and hourly employees, and the United Auto Workers (UAW) represented 52 hourly employees at our facility. We reached a three-year collective bargaining agreement with the UAW in November 2010 and consider our relations, with both our union and non-union employees, to be generally satisfactory.

INTERNATIONAL OPERATIONS AND SALES

We currently have no operations based outside of the United States. We had export sales of $31,212, $28,598, and $27,912 in fiscal 2012, fiscal 2011, and fiscal 2010, respectively, representing 37%, 37%, and 40% of our consolidated net sales in each of those years. The risks and profitability of international sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our financial statements contained elsewhere in this report.

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

RESEARCH AND DEVELOPMENT

We conduct extensive research and development activities, primarily for developing new or improved products, under customer-sponsored contracts and with our own funding. Research and development costs, which are charged to Engineering expense when incurred, amounted to $1,057, $1,347, and $1,848 for the years ended March 31, 2012, 2011, and 2010, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $2,096, $2,323, and $3,016 in fiscal 2012, fiscal 2011, and fiscal 2010, respectively.

INTELLECTUAL PROPERTY

We have been one of the market leaders since the initial development of rescue hoists for use on helicopters and have continually designed and manufactured rescue hoists since the 1940’s. Our intellectual property product knowledge enables us to continually evolve mission-critical products to meet our customers’ evolving needs. We generally retain the intellectual property rights to products we develop which typically lasts for the life of the product.

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

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites relating to predecessor entities and previously-owned subsidiaries. At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past disposals of hazardous wastes at certain former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for the cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

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

Risks Associated with our Business and/or Industry

A substantial amount of our revenue is derived from the U.S. Government, Finmeccanica SpA, United Technologies Corporation and Transaero Inc.; a termination or reduction in the volume of business with any of these customers would have a material adverse effect on our revenue and profits.

Approximately 29%, 22%, 12% and 11% of our consolidated net sales in fiscal 2012 were to the U.S. Government (direct), United Technologies Corporation, Finmeccanica SpA, and Transaero Inc., respectively. These sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2012, sales under U.S. Government contracts represented approximately 63% of our total sales. Sales to foreign governments represented approximately 14% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, Congress may reduce expenditures for defense programs or terminate such programs any time. A decline in government expenditures or redirection of government funding may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

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

As a U.S. Government contractor, we are subject to routine audits and investigations by U.S. Government agencies, such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

The U.S. Government has the right to terminate or not renew any contract with us at any time and without notice. Any such action would have a material adverse effect on our results of operations.

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

Engineering product development delays or customer engineering product development contract cancellations may adversely affect our results of operations.

Our new product development requires up-front engineering research & development expenditures that impact current income and qualification units that are capitalized as intangible assets on the balance sheet. These engineering research & development expenditures may not result in future revenue-generating products or may not become technically viable as a result of pre-production qualification testing. These research & development expenditures are generally incurred as a part of awarded new product development for customers’ aerospace platforms. If the product being designed does not meet customer technical specifications or timely delivery needs, we may need to write-off capitalized qualification units and reimburse customers for their costs that result from our product delivery delay.

Our backlog is subject to reduction and cancellation at any time without notice, which could negatively impact our future revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2012 was $111,184. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

We have federal and state net operating loss carry forwards (“NOLs”) of approximately $9,023 and $489, respectively. Our NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal income taxes otherwise payable. If we do not generate adequate taxable earnings, some or all of our net operating loss carry forwards may not be realized. Additionally, changes to the federal income tax laws also could impact its ability to use the NOLs. The risks to realizing the tax benefit from NOLs are discussed in additional detail in Note 5 of our financial statements contained elsewhere in this report.

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

In fiscal 2012, 37% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:

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

In fiscal 2012, approximately 24% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

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

The terms of our credit agreement may restrict our current and future operating and financial flexibility.

The credit agreement that is in effect with respect to our debt includes covenants that, among other things, restrict our ability to:

•	engage in mergers, consolidations and asset dispositions;

•	redeem or repurchase stock;

•	create, incur, assume or guarantee additional indebtedness;

•	create, incur, assume or permit any liens on any asset;

•	make loans and investments;

•	engage in transactions with affiliates;

•	enter into sale and leaseback transactions;

•	issue additional shares of our capital stock;

•	change our organizational documents; and

•	change the nature of our business.

Our credit agreement also contains covenants that require us to:

•	maintain a leverage ratio of consolidated total debt to consolidated EBITDA not to exceed 2.50:1.00; and

•	maintain a fixed charge coverage ratio of at least 1.25:1.00.

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

We are dependent upon the delivery of component parts by suppliers and, to some extent, the assembly of components and subsystems used by us in manufacturing our products in a timely and satisfactory manner and to remain in full compliance with applicable terms and conditions. We are generally subject to specific procurement requirements, which may, in effect, limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, the development of alternatives could cause delays and increased costs in meeting customer requirements. While we may enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, the ability to satisfactorily and timely meet customer obligations could be negatively impacted, which could result in reduced sales, termination of contracts, and damage to our reputation and customer relationships. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

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

Approximately 29% of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. Although we have historically enjoyed satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, we may experience an adverse impact on our operating results.

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

Our business could be negatively impacted by security threats, including cybersecurity threats, and other disruptions.

As a defense contractor, we face various security threats, including cybersecurity threats to gain unauthorized access to sensitive information; threats to the security of our facility and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cybersecurity attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

Although our common stock is traded on the NYSE MKT (formerly NYSE Amex), it may remain relatively illiquid, or “thinly traded,” which can increase volatility in the share price and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Further, investors seeking to buy or sell a certain quantity of our shares in the public market may be unable to do so within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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

Our directors, officers, and principal stockholders, and certain of their affiliates, beneficially own approximately 63% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire the Company.

We adopted a shareholders rights plan which is intended to protect us from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder has acquired 10% or more of our common stock without Board approval or the announcement of a tender offer which results in the ownership of 10% or more of our common stock. The rights also will become exercisable if a person or group that already owns 10% or more of the Company’s common stock, without Board approval, acquires any additional shares (other than pursuant to the Company’s employee benefit plans). If the rights become exercisable, all rights holders (other than the person triggering the rights) will be entitled to acquire Company securities at a substantial discount. Because the rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the rights plan could make it more difficult for a third-party to acquire the Company or a significant percentage of the outstanding capital stock, without first negotiating with the Board of Directors.

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

The following table sets forth certain information concerning our sole operating facility as of March 31, 2012:

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

We also own properties in Saltzburg, Pennsylvania and Irvington, New Jersey that are carried on the books at zero value and are not used in operations.

We also own a property in Glen Head, New York which is not used in our operations and is subject to a sale agreement at a price of $4,000. This property is carried on our books as an asset held for sale for $3,800, which includes estimated disposal costs. Closing on the property is subject to the buyer receiving development approvals and us completing environmental obligations and reviews. The buyer has indicated to us its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this industrial site for residential purposes.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in various legal proceedings incidental to our business. Our management, after taking into consideration information provided by our outside legal counsel, believes that these matters will have no material effect on our consolidated financial position or the results of operations or cash flows in future periods.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our former property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 13 in the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

ITEM 4. MINE	SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET	FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01, is listed for trading on the NYSE MKT (formerly NYSE Amex) under the trading symbol BZC. The following table sets forth the range of high and low sale prices of our common stock as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2011
First Quarter	$6.88	$5.82
Second Quarter	7.20	5.76
Third Quarter	7.25	6.58
Fourth Quarter	9.29	6.96
Fiscal 2012
First Quarter	$11.19	$8.36
Second Quarter	11.13	8.16
Third Quarter	9.25	7.90
Fourth Quarter	8.95	7.77

Holders

As of May 7, 2012, the number of stockholders of record of the Company’s common stock was 1,305. On May 7, 2012, the closing sales price of a share of common stock was $8.30 per share.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2007 through March 31, 2012, with the cumulative return on a Peer Issuer Group Index. Beginning in fiscal 2012, we established a new peer group to reflect better comparability based on the Company’s market capitalization. The previous peer group in previous filings includes Curtiss-Wright Corp., Ducommun Inc., HEICO Corp., Ladish Co. Inc., Moog Inc., SIFCO Industries Inc., and Triumph Group, Inc. The graph assumes a $100 investment on April 1, 2007.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

March 2012

	Years Ended March 31,
	2007	2008	2009	2010	2011	2012
Breeze-Eastern Corporation	$100.00	$106.88	$64.72	$67.76	$84.13	$82.36
Russell Microcap Index	100.00	79.31	45.79	75.07	93.52	91.48
Russell 2000 Index	100.00	87.01	54.38	88.50	111.34	111.12
Dow Jones Select Microcap Index	100.00	83.62	49.29	78.76	98.66	93.15
Old Peer Group	100.00	108.24	61.03	100.28	133.52	139.77

ITEM 6. SELECTED	FINANCIAL DATA

The following table sets forth selected financial data for each of the five years in the period ended March 31, 2012 (amounts in thousands, except per share amounts). This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended March 31,
	2012	2011	2010	2009	2008
Results from Operations
Net sales	$84,942	$78,200	$69,027	$75,427	$75,974
Gross profit	35,214	30,952	20,651	30,090	32,517
Operating income (loss)	7,022	9,457	(6,723)	11,353	13,027
Interest expense	396	694	891	1,462	3,395
Loss on debt extinguishment	—	—	—	551	—
Gain on sale of facility	—	—	—	—	6,811
Net income (loss)	3,776	5,026	(6,043)	5,760	9,442
Net income (loss) per share:
Basic	$0.40	$0.53	$(0.64)	$0.62	$1.01
Diluted	0.39	0.53	(0.64)	0.61	1.00
Shares outstanding at year-end	9,490	9,429	9,397	9,365	9,339
Financial Position
Total assets	$79,851	$78,148	$76,108	$76,705	$76,190
Working capital	39,805	32,376	25,188	32,322	28,544
Long-term debt	8,215	11,500	14,786	18,071	19,849
Stockholders’ equity	38,152	33,433	27,820	33,327	26,892
Book value per share at year end	4.02	3.55	2.96	3.56	2.88
Ratios
Current ratio	3.41	3.11	2.72	2.84	2.48

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We design, develop, manufacture, sell, and service sophisticated engineered mission equipment for specialty aerospace and defense applications. We have long been recognized a leading global designer, manufacturer, service provider, and supplier of mission-critical rescue hoists. We also manufacture weapons-handling systems, cargo winches, cargo hook systems and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.

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

Our business is affected by global economic and geo-political conditions. In particular, as the U.S. military activity in Iraq and Afghanistan is reduced, reductions and redirection of United States defense spending could have a material impact on revenues and earnings in future periods. Similarly, if European governments significantly reduce their military and other government spending, that could have a material impact on revenues and earnings in future periods. However, we believe that the primary missions that drive procurement and the use of our equipment (search and rescue, special operations, and cargo delivery) will continue to get a relatively high funding priority.

As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. We have not seen, nor do we currently anticipate, any program cancellations and still expect all of our current product development projects to lead to production and aftermarket services which support our current and expected investments. As an example, developing the Airbus A400M military transport aircraft has taken longer than was originally expected, but flight testing is now underway, and we expect revenues related to this project starting in calendar 2013. Our engineering expense is reported net of reimbursements from Airbus, and we anticipate gross engineering costs to continue at a high level.

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

We relocated our headquarters and manufacturing facility in the fourth quarter of fiscal 2010. As a part of this relocation and prior to our move to the new location, we determined that approximately $2,198 of inventory would not be moved to the new location because it would cost more to relocate and restock this inventory than its current or projected future market value or utility. These items were physically scrapped before the end of the fiscal year.

Because the amount of the inventory scrapped was higher than expected, as evidenced by the dollar value of inventory scrapped being higher than the existing inventory reserves, we reassessed the methodology previously used for estimating inventory obsolescence and determined that a modification was warranted. The previous method for estimating inventory obsolescence was based on estimates of future potential usage based on current usage for each item in inventory.

We determined that a better method of estimating inventory obsolescence is to identify specific items based on the age of inventory and to establish a general reserve based on annual purchases. Analyzing inventory by age, based on the purchase date for raw materials or the completion date for manufactured items, showed little movement once items aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Accordingly, we established a 100% reserve for all inventory on hand at March 31, 2010 that was purchased or manufactured more than five years earlier and for 1.1% of purchases for each of the last five years. Therefore, each $1,000 of inventory purchased will result in an increase of $11 in inventory reserves. Management periodically reviews this methodology to ensure it is reasonably accurate and will make future adjustments as necessary through current earnings.

In fiscal 2010, the change in methodology resulted in a non-cash adjustment to increase the inventory reserves by $3,311, including the $2,198 discussed above, during the fourth quarter of fiscal 2010. The total amount of the inventory reserve change for fiscal 2010 was $3,533 which included increases to inventory reserves in earlier quarters of fiscal 2010. In fiscal 2011 we increased the inventory reserve by $569, and in fiscal 2012 we increased the inventory reserve by $496.

Inventories are discussed further in Notes 1 and 2 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Qualification Units.    We capitalize as intangible assets engineering qualification units, which are pre-production product units that are tested as a part of becoming qualified on an aircraft. Aerospace government regulations stipulate that a product cannot be installed on aircraft until it becomes qualified. The qualification testing destroys the units, making them unsalable, and as a result the units become intangible assets.

Engineering qualification units are ultimately expensed. There can be an extended timing difference between incurring the engineering qualification unit cost and realizing the resulting revenues. Thus, immediately expensing engineering qualification units would not best represent the project economics. Under the matching principle, we amortize the qualification unit costs to expense over future equipment unit shipments. If product testing results in engineering changes, then the technically obsolete qualification units are expensed in the current period. During fiscal 2012, we expensed $3,165 of costs for impairment of qualification units that became technically obsolete.

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

Deferred Tax Asset.    See Note 5 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Stock-Based Compensation.    See Note 9 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal 2012 Compared with Fiscal 2011

	Fiscal Year Ended		Increase/ (Decrease)
	March 31,	March 31,
	2012	2011	$	%
Products	$64,147	$58,086	$6,061	10.4%
Services	20,795	20,114	681	3.4

Net sales	84,942	78,200	6,742	8.6

Products	36,488	33,434	3,054	9.1
Services	13,240	13,814	(574)	(4.2)

Cost of sales	49,728	47,248	2,480	5.2

Gross profit	35,214	30,952	4,262	13.8
As a % of net sales	41.5%	39.6%	N/A	1.9	% Pt.
Selling, general, and administrative expenses	15,661	14,361	1,300	9.1
Engineering expense	12,531	6,923	5,608	81.0
Relocation expense	—	211	(211)	(100.0)

Operating income	7,022	9,457	(2,435)	(25.7)
Interest expense	396	694	(298)	(42.9)
Income tax provision	2,741	3,524	(783)	(22.2)
Effective tax rate	42.1%	41.2%	N/A	0.9	% Pt.
Net income (loss)	$3,776	$5,026	$(1,250)	(24.9)%

Net Sales.    Net sales of $84,942 in fiscal 2012 grew by $6,742, or 8.6%, from net sales of $78,200 in fiscal 2011. Fiscal 2012 product sales of $64,147 were $6,061, or 10.4%, above the prior year primarily due to increased new production sales of $5,703 primarily from sales of hoist & winch to the U.S. Government. Spare parts sales grew by $433 primarily from cargo hook parts sold to the U.S. Government.

Fiscal 2012 services sales of $20,795 were $681, or 3.4%, above the prior year primarily due to overhaul and repair of cargo hooks for the U.S. Government, partly offset by lower engineering services.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2012 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year.

Cost of Sales.    Cost of sales for products of $36,488 was 9.1% above the prior year due to increased sales volume. Cost of services provided of $13,240 was 4.2% lower than the prior year due to lower engineering costs, partly offset by higher costs from increased overhaul & repair volume in fiscal 2012.

We had over-absorbed manufacturing overhead of $403 from higher production volume, with 56% in services and 44% in products. Fiscal 2011 had under-absorbed manufacturing overhead of $1,039 due to ramping up production in the fiscal first quarter following our relocation, with approximately 40% in products and 60% in services.

Gross profit.    Gross profit of $35,214 in fiscal 2012 was 13.8% above $30,952 in fiscal 2011. As a percent of sales, gross profit was 41.5% for fiscal 2012 compared with 39.6% for fiscal 2011. The dollar increase is due to higher sales volume as well as to favorable manufacturing overhead absorption compared with the prior year. The improved gross profit as a percentage of sales in fiscal 2012 was primarily due to improved engineering gross profit margins as well as to better new equipment and spare parts margins and to favorable manufacturing absorption versus last year.

In fiscal 2012, over-absorbed manufacturing overhead added 0.5% points to gross profit as a percent of sales. In fiscal 2011, under-absorbed manufacturing overhead reduced gross profit as a percent of sales by 1.3 % points. Gross profit as a percent of sales in fiscal 2011 would have been 40.9% excluding under-absorbed manufacturing overhead.

Operating Expenses.    Total operating expenses were $28,192, or 33.1% of sales, in fiscal 2012 compared with $21,495, or 27.5% of sales, in the prior year. The increase is primarily due to higher engineering expenses and also to increased selling expenses.

Selling, general, and administrative (SG&A) expenses were $15,661 in fiscal 2012 versus $14,361 in fiscal 2011. The increase is primarily due to higher selling expenses of commissions and customer training, meeting, and show costs. General and administrative costs increased by 2.1%.

Engineering expenses, net of customer reimbursement, were $12,531 in fiscal 2012 compared with $6,923 in fiscal 2011. Airbus reimbursed expenses of $3,366 and $734, respectively, in fiscal 2012 and fiscal 2011. Before reimbursement, engineering expenses were $15,897 in fiscal 2012 and $7,657 in fiscal 2011. The $8,240 increase is due to $3,090 of product development primarily for the Airbus A400M, Sikorsky CH53K, and Agusta Westland AW 159; $4,429 for engineering product development discontinuance and qualification unit obsolescence costs, and a $721 accrual for estimated product delivery delay costs.

Fiscal 2011 included $211 of expenses related to our relocation.

Interest Expense.    Interest expense was $396 in fiscal 2012, versus $694 in fiscal 2011. The decline in interest expense is primarily due to lower average debt during fiscal 2012 and to a lower effective interest rate due to the interest rate swap expiring in August 2011. The Senior Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Income tax provision.    Income tax expense was $2,741 in fiscal 2012 versus $3,524 in fiscal 2011, a decrease of $783, due to lower pre-tax income. Income taxes for fiscal 2012 and fiscal 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year. Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Net Income.    Net income in fiscal 2012 was $3,776, or $0.39 per diluted share, a decrease of $1,250, or 24.9%, versus $5,026, or $0.53 per diluted share, in fiscal 2011. The net income decrease is primarily due to higher operating expenses, primarily engineering.

New Orders.    New product and services orders received during fiscal 2012 totaled $64,975, a decrease of $14,232 from $79,207 during fiscal 2011. Most of the decrease relates to new equipment as well as overhaul & repair, but spare parts and engineering were also lower. Orders for new equipment decreased by $7,902. Significant orders received in fiscal 2012 included $11,500 for Agusta Westland hoist and winch equipment and spare parts as well as cargo hook equipment, $8,400 for Sikorsky hoist and winch equipment and spare parts as well as cargo hooks, $6,900 for Transaero hoist and winch spare parts and equipment, $6,100 hoist and winch and cargo hook equipment and spare parts, and $2,800 cargo hooks for Boeing’s Chinook helicopter.

Backlog.    Backlog at March 31, 2012 was $111,184 compared with $131,151 at March 31, 2011 as shipments exceeded new orders by $19,967. Significant new orders are discussed in “New Orders” above. The backlog at March 31, 2012 and 2011 includes approximately $71,343 for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2013.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $33,207 at March 31, 2012 is scheduled for shipment during fiscal 2013.

The book-to-bill ratio equals new orders received during a period divided by sales for the same period. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.8 for fiscal 2012 and 1.0 for fiscal 2011.

Fiscal 2011 Compared with Fiscal 2010

	Fiscal Year Ended		Increase/ (Decrease)
	March 31,	March 31,
	2011	2010	$	%
Products	$58,086	$49,619	$8,467	17.1%
Services	20,114	19,408	706	3.6

Net sales	78,200	69,027	9,173	13.3

Products	33,434	33,740	(306)	(0.9)
Services	13,814	14,636	(822)	(5.6)

Cost of sales	47,248	48,376	(1,128)	(2.3)

Gross profit	30,952	20,651	10,301	49.9
As a % of net sales	39.6%	29.9%	N/A	9.7	% Pt.
Selling, general, and administrative expenses	14,361	20,554	(6,193)	(30.1)
Engineering expense	6,923	6,003	920	15.3
Relocation expense	211	817	(606)	(74.2)

Operating income	9,457	(6,723)	16,180	240.7
Interest expense	694	891	(197)	(22.1)
Income tax provision (benefit)	3,524	(2,029)	5,553	273.7
Effective tax rate	41.2%	(25.1)%	N/A	66.3	% Pt.
Net income (loss)	$5,026	$(6,043)	$11,069	183.2%

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

In fiscal 2011, the under-absorbed manufacturing overhead of $1,039, related primarily to carryover effects of the relocation, reduced gross profit as a percent of sales by 1.3 % points. Gross profit as a percent of sales in fiscal 2011 would have been 40.9% excluding under-absorbed manufacturing overhead.

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

Engineering expenses were $6,923 in fiscal 2011 compared with $6,003 in fiscal 2010. The increase is primarily due to product development for the Airbus A400M and was reduced by $734 in expense reimbursement from Airbus.

We relocated our headquarters and factory during the fiscal 2010 fourth quarter and incurred $211 of expenses related to the move in fiscal 2011, compared with $817 in fiscal 2010.

Interest Expense.    Interest expense was $694 in fiscal 2011, versus $891 in fiscal 2010. The decline in interest expense is due to $6,572 lower total debt.

Income tax provision (benefit).    Income tax expense was $3,524 in fiscal 2011 versus an income tax benefit of $(2,029) in fiscal 2010. In fiscal 2010 this tax benefit was reduced by state taxes (net of federal benefits) and by converting general business tax credits into net operating loss carryforwards. As described in Note 5 of the “Notes to Consolidated Financial Statements”, contained elsewhere in this report, several previously-recorded state NOLs expired at the end of fiscal 2010. These expired state NOLs were fully offset by corresponding state valuation allowances; thus, the state tax NOL expirations had no net effect on the Company’s effective tax rate. The Company’s U.S. Federal statutory tax rate is 35%.

Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Net Income (Loss).    Net income in fiscal 2011 was $5,026, or $0.53 per diluted share, an increase of $11,069 versus a net loss of $6,043, or ($0.64) per diluted share, in fiscal 2010. In fiscal 2010, excluding the adjustments in gross profit of $5,634 and in SG&A of $8,135 discussed above, net income would have been $2,324, or $0.25 per diluted share, and the increase in fiscal 2011 would have been $2,702, or $0.28 per diluted share.

The net income increase to $5,026 in fiscal 2011, compared with the adjusted $2,324 in fiscal 2010 is due to the increased sales volume and favorable product mix which improved gross profit and lower interest expenses, partly offset by higher operating expenses.

New Orders.    New product and services orders received during fiscal 2011 totaled $79,207, an increase of $11,024 over $68,183 during fiscal 2010. Most of this increase was due to spare parts with increases also coming from overhaul and repair and engineering. Orders for new equipment decreased by $560. Significant orders in fiscal 2011 included $9,500 for U.S. Military hoists and winches; $3,764 to upgrade the reactive overload clutch for the U.S. Coast Guard, $3,500 cargo hooks for Boeing’s Chinook helicopter, $2,280 for Lockheed Martin’s HIMARS or High Mobility Artillery Rocket System and $1,940 for Alenia’s C-27J fixed wing cargo aircraft.

New orders for services in overhaul and repair grew by $2,261 due to orders received from the U.S. Military. New orders for engineering increased by $1,061 due to weapons handling.

Backlog.    Backlog at March 31, 2011 was $131,151 compared with $130,144 at March 31, 2010 as new orders exceeded shipments by $1,007. Significant new orders are discussed in “New Orders.” The backlog at March 31, 2011 and 2010 includes approximately $71,343 and $69,463, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2013.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $43,516 at March 31, 2011 is scheduled for shipment during fiscal 2012.

The book-to-bill ratio equals new orders received during a period divided by the sales for the same period. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

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

During the first quarter of fiscal 2012, due to our strong cash position, we made one accelerated $821 term loan repayment by pre-paying the amount due in April 2012. Accordingly, the balance sheet reflects current maturities of $2,464 due under the term loan of the Senior Credit Facility as of March 31, 2012.

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former facilities that were never required for our current operations. In fiscal 2013, we anticipate spending approximately $1,225 on environmental costs. These costs will be charged against our environmental liability reserve and will not impact income.

Working Capital

Working capital at March 31, 2012 was $39,805 an increase of $7,429, from $32,376 at March 31, 2011. Excluding increased cash of $6,302, working capital increased by $1,127, or 4.3%, while sales increased by 8.6%. The ratio of current assets to current liabilities was 3.4:1.0 at March 31, 2012, compared with 3.1:1.0 at the beginning of fiscal 2012. The working capital increase resulted primarily from a $6,302 increase in cash, an $881 increase in accounts receivable, a $1,486 increase in current deferred income taxes and a $2,262 decrease in accounts payable. Partly offsetting these amounts was a $2,464 increase in current portion of long-term debt, and a $937 increase in other current liabilities. There was a $101 net decrease in other working capital items.

Accounts receivable days outstanding were nearly equivalent for both years at 54.6 days at March 31, 2012 and 54.4 days at March 31, 2011. Inventory turnover was also about the same for both years at 3.4 turns in fiscal 2012 and 3.3 turns in fiscal 2011. These accounts receivables and inventory velocity measures are based on fiscal fourth quarter averages.

Capital Expenditures

Fiscal 2012 and fiscal 2011 capital expenditures-operations were $727 and $787, respectively. Capitalized relocation expenditures in fiscal 2011 were $161, before receiving a $233 build-out credit. The increase is primarily for test equipment for newly-developed products, information technology, and operations.

Fiscal 2012 and fiscal 2011 capitalized qualification units expenditures were $1,997 and $807, respectively. The increase is due to newly-developed products nearing the end of development and the start of qualification testing.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Debt principal repayments(a)	$10,679	$2,464	$8,215	$—	$—
Estimated interest payments on long-term debt(b)	189	145	44	—	—
Operating leases	7,544	1,076	2,079	1,848	2,541

Total	$18,412	$3,685	$10,338	$1,848	$2,541

(a)	Obligations for long-term debt reflect the requirements of the term loan under the Senior Credit Facility. See Note 6 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

(b)	Estimated interest payments on long-term debt reflect the scheduled interest payments of the term loan under the Senior Credit Facility and assume an effective weighted average interest rate of 1.5%, our blended interest rate at March 31, 2012.

Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have significant ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

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

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility required us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. We reduced our existing unrealized loss on the interest rate swap during fiscal 2012. The interest rate swap expired in August 2011.

At March 31, 2012, $10,500 of our Senior Credit Facility was tied to LIBOR, and a 1% increase or decrease in interest rates would increase or decrease annual interest expense by approximately $107 based on the debt outstanding under the facility at March 31, 2012.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation and subsidiaries as of March 31, 2012 and 2011, and the related statements of consolidated operations, stockholders’ equity and cash flows for each of the years in the three-year period ended March 31, 2012. Our audits also included the financial statement schedule as listed in the index under Item 15(a) 2 on page 53. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation and subsidiaries as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material aspects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum LLP

Bala Cynwyd, Pennsylvania

June 12, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited Breeze-Eastern Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2012 and 2011, and the related statements of consolidated operations, stockholders’ equity, and cash flows and the related financial statement schedule for each of the years in the three-year period ended March 31, 2012 of the Company, and our report dated June 12, 2012 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

Marcum LLP

Bala Cynwyd, Pennsylvania

June 12, 2012

Consolidated Balance Sheets

	March 31,
	2012	2011
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash	$12,683	$6,381
Accounts receivable (net of allowance for doubtful accounts of $283 and $235 in 2012 and 2011, respectively)	19,403	18,522
Inventories-net	14,631	14,751
Prepaid expenses and other current assets	759	727
Deferred income taxes	8,861	7,375

Total current assets	56,337	47,756

PROPERTY:
Machinery and equipment	4,922	3,900
Furniture, fixtures and information systems	7,747	7,506
Leasehold improvements	5,618	5,590
Construction in progress	25	590

Total	18,312	17,586
Less accumulated depreciation and amortization	10,692	9,235

Property — net	7,620	8,351

OTHER ASSETS:
Deferred income taxes	4,567	8,750
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	1,775	3,179
Other	5,350	5,910

Total other assets	15,894	22,041

TOTAL	$79,851	$78,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	2,464	—
Accounts payable — trade	5,779	8,041
Accrued compensation	2,967	3,010
Accrued income taxes	343	287
Other current liabilities	4,979	4,042

Total current liabilities	16,532	15,380

LONG-TERM DEBT PAYABLE TO BANKS	8,215	11,500

OTHER LONG-TERM LIABILITIES	16,952	17,835

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
TOTAL LIABILITIES	41,699	44,715

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 100,000,000 shares of $.01 par value; issued, 9,916,855 and 9,846,003 shares in 2012 and 2011, respectively	99	98
Additional paid-in capital	96,019	95,068
Accumulated deficit	(51,061)	(54,837)
Accumulated other comprehensive loss	(74)	(147)

Less treasury stock, at cost — 426,704 and 416,967 shares in 2012 and 2011, respectively	44,983	40,182
	(6,831)	(6,749)

Total stockholders’ equity	38,152	33,433

TOTAL	$79,851	$78,148

See notes to consolidated financial statements.

Statements of Consolidated Operations

	Years Ended March 31,
	2012	2011	2010
	(In thousands, except share amounts)
Net sales	$84,942	$78,200	$69,027
Cost of sales	49,728	47,248	48,376

Gross profit	35,214	30,952	20,651
Selling, general and administrative expenses	15,661	14,361	20,554
Engineering expense	12,531	6,923	6,003
Relocation expense	—	211	817

Operating income (loss)	7,022	9,457	(6,723)
Interest expense	396	694	891
Other expense — net	109	213	458

Income (loss) before income taxes	6,517	8,550	(8,072)
Income tax provision (benefit)	2,741	3,524	(2,029)

Net income (loss)	$3,776	$5,026	$(6,043)

Earnings (loss) per common share:
Basic net income (loss) per share:	$0.40	$0.53	$(0.64)
Diluted net income (loss) per share:	$0.39	$0.53	$(0.64)

Weighted-average basic shares outstanding	9,473,000	9,414,000	9,388,000
Weighted-average diluted shares outstanding	9,593,000	9,443,000	9,388,000

See notes to consolidated financial statements.

Statements of Consolidated Cash Flows

	Years Ended March 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$3,776	$5,026	$(6,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of property and equipment	—	29	—
Write-off of engineering project development	4,429	—	—
Depreciation and amortization	1,709	2,271	1,587
Non-cash interest expense	419	435	129
Stock based compensation	675	454	796
Provision for losses on accounts receivable	62	85	122
Deferred taxes-net	2,654	3,177	(1,302)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(943)	(5,601)	7,110
Decrease (increase) in inventories	(227)	2,614	2,270
(Increase) decrease in other assets	511	(185)	(905)
Increase (decrease) in accounts payable	(2,262)	2,463	(733)
Increase (decrease) in other liabilities	(1,151)	336	8,647

Net cash provided by operating activities	9,652	11,104	11,678

Cash flows from investing activities:
Capital (expenditures) reimbursements — relocation	—	72	(6,208)
Capital expenditures — operations	(726)	(787)	(438)
Capitalized Qualification units	(1,997)	(807)	(1,043)

Net cash used in investing activities	(2,723)	(1,522)	(7,689)

Cash flows from financing activities:
Payments on long-term debt	(821)	(6,572)	(3,285)
Proceeds from long-term debt and borrowings	—	—	—
(Repayments) of other debt	—	—	—
Exercise of stock options	194	—	—

Net cash used in financing activities	(627)	(6,572)	(3,285)

Increase in cash	6,302	3,010	704
Cash at beginning of year	6,381	3,371	2,667

Cash at end of year	$12,683	$6,381	$3,371

Supplemental information:
Interest payments	$305	$588	$771
Income tax payments	176	87	127
Non-cash financing activity for stock option exercise	82	—	—

See notes to consolidated financial statements.

Statements of Consolidated Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
BALANCE, MARCH 31, 2009	9,778,097	$98	(412,731)	$(6,704)	$93,778	$(53,820)	$(25)
Net loss	—	—	—	—	—	(6,043)	—	$(6,043)
Issuance of stock under compensation and bonus plan	35,000	—	(3,416)	(38)	38	—	—	—
Stock based compensation expense	—	—	—	—	796	—	—	—
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	(126)	(126)
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	(134)	(134)

BALANCE, MARCH 31, 2010	9,813,097	98	(416,147)	(6,742)	94,612	(59,863)	(285)	$(6,303)

Net income	—	—	—	—	—	5,026	—	$5,026
Issuance of stock under compensation and bonus plan	32,906	—	(820)	(7)	2	—	—	—
Stock based compensation expense	—	—	—	—	454	—	—	—
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	91	91
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	47	47

BALANCE, MARCH 31, 2011	9,846,003	98	(416,967)	(6,749)	95,068	(54,837)	(147)	$5,164

Net income	—	—	—	—	—	3,776	—	$3,776
Issuance of stock under stock option plan	37,500	1	(9,592)	(82)	276	—	—
Issuance of stock under compensation and bonus plan	33,352	—	(145)	—	—	—	—	—
Stock based compensation expense	—	—	—	—	675	—	—	—
Change in fair value of interest rate swap, net of taxes	—	—	—	—	—	—	35	35
Change in funded status of the defined benefit post retirement plan, net of taxes	—	—	—	—	—	—	38	38

BALANCE, MARCH 31, 2012	9,916,855	$99	(426,704)	$(6,831)	$96,019	$(51,061)	$(74)	$3,849

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

Notes To Consolidated Financial Statements — (Continued)

These items were physically scrapped before the end of fiscal 2010. Because this amount was higher than expected, the Company reassessed the methodology previously used for estimating inventory obsolescence and determined that a modification was warranted.

The Company determined that a better method of estimating inventory obsolescence is to identify specific items based on the age of inventory and to establish a general reserve based on annual purchases. Analyzing inventory by age, based on the purchase date for raw materials or the completion date for manufactured items, showed little movement once items aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Accordingly, the Company uses these two factors in determining the amount of the reserve. Management periodically reviews this methodology to ensure it is reasonably accurate.

In fiscal 2010, the change in methodology resulted in a non-cash adjustment to increase the inventory reserves by $3,311, including the $2,198 discussed above.

Property and Related Depreciation — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2012, 2011, and 2010 was $1,457, $1,910, and $1,587, respectively.

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

Impairment of Goodwill and Other Long-Lived Assets — Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2012, the Company tested its goodwill for impairment and determined that it did not have an impairment.

Qualification Units — The Company capitalizes, as intangible assets, engineering qualification units which are pre-production product units that are tested as a part of becoming qualified on an aircraft. Engineering qualification units are ultimately expensed. There is a long timing difference between incurring the engineering qualification unit cost and realizing the resulting revenues. Under the matching principle, the Company amortizes the qualification unit costs to expense over future equipment unit shipments. Amortization of qualification units for the years ended March 31, 2012, 2011, and 2010 was $243, $352, and $0, respectively.

Qualification units are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. First, if product testing results in a design or technical change, qualification units are tested for obsolescence with any obsolete items expensed in the current period. Second, impairment reviews for qualification units are performed by comparing undiscounted future cash flows to the reported carrying amount. If the carrying amount exceeds undiscounted future cash flows, the Company recognizes an impairment loss for the excess amount.

During fiscal 2012, the Company expensed $3,165 of costs for impairment of qualification units that became technically obsolete.

Notes To Consolidated Financial Statements — (Continued)

Accounting for Contingencies — We accrue for contingencies in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, “Loss Contingencies”, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss.

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows:

	2012	2011	2010
Basic earnings (loss) per common share:
Weighted-average common shares outstanding	9,473,000	9,414,000	9,388,000

Diluted earnings (loss) per common share:
Weighted-average common shares outstanding	9,473,000	9,414,000	9,388,000
Stock options	120,000	29,000	—

Denominator for diluted earnings (loss) per common share	9,593,000	9,443,000	9,388,000

During the years ended March 31, 2012, 2011 and 2010, options to purchase 285,000 shares, 320,620 shares and 443,465 shares of common stock, respectively, were not included in the computation of diluted EPS because the options exercise prices were greater than the average market price of the common shares.

Product Warranty Costs — Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs included in the accompanying Consolidated Balance Sheets for the years ended March 31, 2011 and 2012 are summarized as follows:

Balance at March 31, 2010	$179
Warranty costs incurred	(134)
Change in estimate to pre-existing warranties	70
Product warranty accrual	140

Balance at March 31, 2011	255
Warranty costs incurred	(349)
Change in estimate to pre-existing warranties	(25)
Product warranty accrual	437

Balance at March 31, 2012	$318

Notes To Consolidated Financial Statements — (Continued)

Research, Development, and Engineering Costs — Research and development costs, which are charged to engineering expense when incurred, amounted to $1,057, $1,347, and $1,848 for the years ended March 31, 2012, 2011, and 2010, respectively.

Shipping and Handling Costs — Costs for shipping and handling incurred by the Company for third party shippers are included in general, administrative and selling expense. These expenses for the years ended March 31, 2012, 2011 and 2010 were $194, $173, and $145, respectively.

Income Taxes — The Company applies guidance issued by the FASB under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

ASC 740 requires recognizing the financial statement benefit of a tax position only after determining that the relevant tax authority more-likely-than-not would sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Financial Instruments — The Company does not hold or issue financial instruments for trading purposes.

Stock-Based Compensation — See Note 9.

New Accounting Standards — In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820). This updated accounting guidance establishes common requirements for measuring fair value and for disclosing information

Notes To Consolidated Financial Statements — (Continued)

about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). This guidance includes amendments that clarify the intent about the application of existing fair value measurements and disclosures, while other amendments change a principle or requirement for fair value measurements or disclosures. This guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

2.    INVENTORIES

Inventories at March 31 consisted of the following:

	2012	2011
Finished goods	$512	$895
Work in process	6,340	6,007
Purchased and manufactured parts	10,473	10,460

	17,325	17,362
Reserve for slow moving and obsolescence	(2,694)	(2,611)

Total	$14,631	$14,751

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Accordingly, the Company uses these two factors in determining the amount of the reserve. Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in inventory reserves.

3.    OTHER ASSETS

Other assets at March 31 consisted of the following:

	2012	2011
Obligation due from divestiture(a)	$3,207	$3,358
Environmental receivable	1,347	1,442
Other	796	1,110

Total	$5,350	$5,910

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note 10).

4.    OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following:

	2012	2011
Engineering project reserves	$1,637	$33
Environmental reserves — Note 13	1,225	1,565
Accrued medical benefits cost	636	694
Accrued commissions	630	321
Other	851	1,429

Total	$4,979	$4,042

Notes To Consolidated Financial Statements — (Continued)

5.    INCOME TAXES

The provision for income taxes is summarized below:

	2012	2011	2010
Current expense (benefit):
Federal	$—	$153	$(769)
State	44	91	42

Total current income tax expense (benefit)	44	244	(727)

Deferred	2,697	3,280	299
Change in valuation allowance	—	—	(1,601)

Total deferred income tax expense	2,697	3,280	(1,302)

Total income tax expense	$2,741	$3,524	$(2,029)

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2012	2011	2010
Statutory federal rate	35.0%	35.0%	(35.0)%
State income taxes after federal income tax	5.6	6.4	16.4
Valuation allowance	—	—	(12.9)
General business credits	—	—	4.1
Other	1.5	(0.2)	2.3

Consolidated effective tax rate	42.1%	41.2%	(25.1)%

The following is an analysis of accumulated deferred income taxes:

	2012	2011
Assets:
Current:
Bad debts	$1,185	$1,168
Employee benefit accruals	933	356
Inventory	1,174	1,193
Net operating loss carryforward	3,200	1,809
Other	2,369	2,849

Total current	8,861	7,375

Noncurrent:
Employee benefit accruals	461	509
Environmental	2,556	2,633
Net operating loss carryforward	—	2,894
Other	—	771
Property	1,815	2,208
Valuation allowance	(265)	(265)

Total noncurrent	4,567	8,750

Total net assets	$13,428	$16,125

Notes To Consolidated Financial Statements — (Continued)

The Company has federal and state net operating loss carryforwards, or NOLs, of approximately $9,023 and $489, respectively, which are due to expire in fiscal 2025 through fiscal 2030 and fiscal 2013, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate the Company’s federal income taxes otherwise payable. A valuation allowance of $265 was established in a prior year relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal income tax laws also could impact its ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets.

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

At March 31, 2012, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year.

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

6.    LONG-TERM DEBT PAYABLE TO BANKS

Long-term debt payable to banks, including current maturities, consisted of the following:

	2012	2011
Senior Credit Facility	$10,679	$11,500
Less current maturities	2,464	—

Total long-term debt	$8,215	$11,500

During fiscal 2011, the Company accelerated term-loan payments by making four quarterly term-loan pre-payments totaling $3,286. During the first quarter of fiscal 2012, the Company made one $821 term loan repayment by pre-paying the amount due in April 2012. Accordingly, the balance sheet reflects $2,464 of current maturities due under the term loan of the Senior Credit Facility as of March 31, 2012.

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

Notes To Consolidated Financial Statements — (Continued)

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. At March 31, 2012, the Senior Credit Facility had a blended interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2012, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in fiscal 2011. At March 31, 2012, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

Amortization of loan origination fees on the Senior Credit Facility amounted to $116, $116, and $112 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, and is included in interest expense. The Company has long-term debt maturities in fiscal year 2014 of $8,215. These maturities reflect the payment terms of the Senior Credit Facility.

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

Notes To Consolidated Financial Statements — (Continued)

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

The carrying amounts and fair value of the Company’s financial instruments are presented below as of March 31, 2012.

	Carrying Amount	Fair Value
Long-term debt (Level 3)	$10,679	$10,679

8.    OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following:

	2012	2011
Environmental reserves	$12,310	$12,728
Obligation from divestiture(a)	3,207	3,358
Other	1,435	1,749

Total	$16,952	$17,835

(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).

9.    STOCK-BASED COMPENSATION

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for each of the periods ended March 31, 2012, 2011, and 2010, includes $392, $263, and $462, respectively, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of this guidance.

The Company maintains the Amended and Restated 1992 Long-Term Incentive Plan (the “1992 Plan”), the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan”).

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

Notes To Consolidated Financial Statements — (Continued)

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

The Black-Scholes weighted-average value per option granted in fiscal 2012 was $2.75, $2.58, $2.72, $2.81 and $2.13. In fiscal 2011, the Black-Scholes weighted average values per option granted were $2.21 and $2.41, and in fiscal 2010 the Black-Scholes weighted-average value per option granted was $2.52, $2.55, and $2.63. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value options granted in fiscal 2012, fiscal 2011, and fiscal 2010. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants.

	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term of Options (in Years)
2012 $2.75 value per option	0.0%	25.6%	1.5%	7.0
2012 $2.58 value per option	0.0%	25.8%	1.6%	7.0
2012 $2.72 value per option	0.0%	25.8%	1.6%	7.0
2012 $2.81 value per option	0.0%	25.4%	1.9%	7.0
2012 $2.13 value per option	0.0%	25.3%	1.9%	7.0
2011 $2.21 value per option	0.0%	25.7%	2.1%	7.0
2011 $2.41 value per option	0.0%	30.2%	3.2%	7.0
2010 $2.52 value per option	0.0%	32.6%	3.1%	7.0
2010 $2.55 value per option	0.0%	34.0%	3.2%	7.0
2010 $2.63 value per option	0.0%	34.0%	3.4%	7.0

Notes To Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity under all plans:

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted — Average Exercise Price
Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	117,000	—	—	$6.74
Exercised	—	—	—	$—
Canceled or expired	(67,000)	—	—	$9.01

Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	184,000	—	—	$8.64
Exercised	(37,500)	$78	—	$7.36
Canceled or expired	(61,834)	—	—	$8.54

Outstanding at March 31, 2012	759,577	$800	7	$8.17

Options exercisable at March 31, 2012	464,244	$541	5	$8.45
Unvested options expected to become exercisable after March 31, 2012	295,333	$258	9	$7.75
Shares available for future option grants at March 31, 2012(a)	644,290

(a)	May be decreased by restricted stock grants.

There were 184,000 and 117,000 options granted during fiscal 2012 and fiscal 2011, respectively. The weighted average grant date fair value of options issued during the year ended March 31, 2012 and 2011 was equal to $8.64 and $6.74, respectively.

Cash received from stock option exercises during the fiscal 2012 was approximately $194. In lieu of a cash payment for stock option exercises, the Company received 9,592 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during fiscal 2012 was approximately $78. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. No options were exercised during fiscal 2011 and fiscal 2010. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2012.

During fiscal 2012, 2011, and 2010, compensation expense associated with stock options was $330, $265, and $539, respectively, before taxes of $138, $111 and $226, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2012, there was approximately $545 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plan. Under the 1992, 1999, 2004, 2006 and 2012 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

Notes To Consolidated Financial Statements — (Continued)

A summary of restricted stock award activity under all plans is as follows:

	Number of Shares	Weighted — Average Grant Date Fair Value
Non-vested at March 31, 2010	37,984	$10.80
Granted	32,906	$6.85
Vested	(36,899)	$6.29
Cancelled	(239)	$11.07

Non-vested at March 31, 2011	33,752	$6.95
Granted	33,352	$9.69
Vested	(46,010)	$8.21
Cancelled	—	$—

Non-vested at March 31, 2012	21,094	$8.54

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

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted.

During fiscal 2012, 2011, and 2010, compensation expense related to restricted stock awards recorded in general, administrative, and selling expenses was $345, $188, and $257, respectively, before taxes of $145, $79, and $108, respectively. As of March 31, 2012, there was approximately $97 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately six months.

10.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $707, $682, and $745 in 2012, 2011, and 2010, respectively.

The Company provides postretirement benefits to certain union employees from a previous plan that existed a number of years ago. The primary cost is for 11 people with medical benefits. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the

Notes To Consolidated Financial Statements — (Continued)

business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,207 and $3,358 as of March 31, 2012 and 2011, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$857	$973	$3,358	$3,376
Service cost	—	—	—	—
Interest cost	38	43	164	184
Actuarial (gain)/loss	(52)	(58)	188	(146)
Foreign currency exchange rate changes	—	—	(207)	174
Benefits paid	(84)	(101)	(296)	(230)

Benefit obligation at end of year	759	857	3,207	3,358

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	84	101	—	—
Benefits paid	(84)	(101)	—	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(759)	$(857)	$(3,207)	$(3,358)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Current liabilities	$88	$98	$—	$—
Noncurrent liabilities	671	759	3,207	3,358

Total Liabilities	$759	$857	$3,207	$3,358

Amounts recognized in accumulated other comprehensive loss consist of:

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Net loss	$127	$193	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $759 and $857 at March 31, 2012 and 2011, respectively.

Notes To Consolidated Financial Statements — (Continued)

The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Net periodic benefit cost
Interest cost	$38	$43	$164	$184
Amortization of net (gain) loss	15	23	—	—

Net periodic benefit cost	$53	$66	$164	$184

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0, and $0, respectively.

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Increase in minimum liability included in other comprehensive income	$127	$193	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2012	2011	2012	2011
Discount rate	4.75%	4.70%	4.75%	5.25%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2012	2011
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2021	2020

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$3	$3
Effect on postretirement benefit obligation	$59	$52

The Company expects to contribute $41 to its postretirement benefit plan in fiscal 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement Benefits	Pension Plan
2013	$88	$284
2014	83	279
2015	78	273
2016	73	280
2017	68	264
Years 2018-2022	273	1,241

Notes To Consolidated Financial Statements — (Continued)

11.    CONCENTRATION OF CREDIT RISK

The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2012, the Company had no other significant concentrations of credit risk.

12.    LEASES

The Company conducts all of its operations from a leased facility, which lease expires in fiscal 2020. In addition, the Company leases various office equipment under operating leases, which expire at various dates through fiscal 2015. All operating leases may include renewals and escalations.

The following is a summary of net rent expense under operating leases for the years ended March 31, 2012, 2011 and 2010:

	Minimum Rentals	Amortization of Deferred Gain(a)	Net Rent Expense
2012	$1,097	$—	$1,097
2011	$1,136	$—	$1,136
2010	$1,895	$(718)	$1,177

(a)	In fiscal 2008, the Company completed the transaction for the sale of its headquarters facility and plant in Union, New Jersey. The sale agreement and amended lease agreement permitted the Company to lease the facility through May 1, 2010, pending the Company’s relocation to a new site. The lease had been accounted for as an operating lease. The transaction resulted in a realized pre-tax gain, net of sale expenses, of approximately $6,800, and a deferred gain of approximately $1,700. The deferred gain represented the present value of the minimum lease payments over the term of the lease.

At March 31, 2012, the Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2013	$1,076
2014	1,045
2015	1,034
2016	924
2017	924
Thereafter	2,541

Total	$7,544

13.    ENVIRONMENTAL CONTINGENCIES

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several former facilities that were never required for its current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, the former parent Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of various factors, including changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors as well as studies and reports by external environmental consultants to estimate the amount and timing of any future costs that may be required for remediation actions. The

Notes To Consolidated Financial Statements — (Continued)

Company follows ASC 450 in recording and disclosing environmental liabilities and records a liability for its best estimate of remediation costs. Because the Company believes it has a more-definitive best estimate of the environmental liability, the Company does not calculate a range in accordance with ASC 450.

At March 31, 2012 and 2011, the aggregate environmental liability was $13,535 and $14,293, respectively, before cost-sharing of approximately $1,500 in both fiscal years that is classified mostly as a non-current asset.

In fiscal 2012 and fiscal 2011, the Company spent $1,177 and $638, respectively, on environmental costs, and in fiscal 2013, anticipates spending $1,225. The increased spending is primarily related to the Glen Head, New York property. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at nine locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to 30 years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

Although the Company takes great care in developing these risk assessments and future cost estimates, the actual amount of remediation costs may be different from those estimated as a result of a number of factors including: changes to federal and state environmental regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and actual remediation expenses that differ from those estimated. The Company does not include any unasserted claims that it might have against others in determining its potential liability for such costs, and, except as noted with specific cost sharing arrangements, has no such arrangements, nor has it taken into consideration any future claims against insurance carriers that the Company may have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability at such a site.

Schedule II, Consolidated Valuation and Qualifying Accounts, shows changes in estimated environmental liability reserves. In the fourth quarter of fiscal 2010, the Company received new information that had not previously been available for the Glen Head, NY and Saltzburg, PA sites. The New York State Department of Environmental Conservation (NYSDEC) notified the Company that it had expanded the scope of potential groundwater responsibility beyond the boundaries of the Glen Head property. For the Saltzburg property, actual costs of the groundwater treatment systems were higher than had been previously projected.

After reviewing this new information for these two sites, management concluded the environmental reserve needed to be adjusted. After consultation with the Board of Directors, management engaged a nationally-recognized external environmental consultant to provide an independent opinion on the Company’s potential environmental liability for these two sites and several other sites. The consultant confirmed the Company’s liability at the Glen Head and Saltsburg properties, plus additional incremental liabilities at other sites due to updated remediation results and actual costs at those sites, and recommended a higher total environmental reserve. After detailed review and discussion of this independent study, management and the Board of Directors

Notes To Consolidated Financial Statements — (Continued)

agreed with the consultant’s findings and recommendations and raised the environmental reserve accordingly. This is summarized in the following table.

	Increase/(Decrease)	New Information Obtained
Saltzburg, PA	$3,219	Groundwater pump & treat cost to operate increase
Glen Head, NY	3,046	Groundwater became an issue for the first time
Wyoming, IL	1,385	Groundwater natural attenuation not achieving desired result
Sunnyvale, CA	1,283	Groundwater pump & treat needs more time to achieve desired result
Placerita, CA	664	Groundwater pump & treat needs more time to achieve desired result
Other adjustments and accretion	125

Total	$9,722

There are a number of former operating facilities that the Company is monitoring or investigating for potential future remediation. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties assessing the extent of the contamination or the applicable regulatory standard. The Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

There are other properties that have a combined environmental liability of $4,181 at March 31, 2012. In addition, the Company had accrued $100 in estimated costs related to four environmental proceedings in which the Company had been named as a potentially responsible party. The Company deemed that its potential liabilities related to these matters are now resolved and does not anticipate any future costs.

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (NYDEC). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,493 for the Glen Head site at March 31, 2012. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

The property is classified as “held for sale” for $3,800 after allowing for certain costs. In July 2001, the Company entered into a sales contract for the Glen Head, New York property for $4,000. The property’s appraised value was $3,300 in July 2001 and was $4,200 in 2005, the date of the last appraisal. These appraisals did not reflect the Company’s estimated remediation costs.

Neither the consent order nor the remediation plan affect the buyer’s obligation to close under the sales contract. The contract does not include a price adjustment clause and, although there are conditions precedent to the buyer’s obligation to close, the contract does not allow for termination. Thus, the buyer cannot unilaterally terminate the contract without liability, a buy-out, or some other settlement negotiated with the Company. There is no set date for closing, and the Company must provide the buyer with a funded remediation plan and environmental insurance prior to the buyer’s obligation to close. The buyer indicated its intent to build residential housing on this former industrial site and has been engaged in the lengthy process of securing the necessary municipal approvals.

Notes To Consolidated Financial Statements — (Continued)

Saltzburg, Pennsylvania (“Federal Labs”)

The Company sold the business previously operated at the property owned in Saltzburg, Pennsylvania. The Company presented an environmental cleanup plan during the fourth quarter of fiscal 2000 for a portion of Federal Labs site pursuant to a consent order and agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) in fiscal 1999 (“1999 Consent Order”). PaDEP approved the plan during the third quarter of fiscal 2004, and the Company paid $200 for past costs, future oversight expenses, and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $200 paid subsequently.

The Company concluded a second consent order with PaDEP in the third quarter of fiscal 2001 for a second portion of the Federal Labs site (“2001 Consent Order”), and concluded a third Consent Order for the remainder of the Federal Labs site in the third quarter of fiscal 2003 (“2003 Consent Order”). The Company submitted an environmental cleanup plan for the portion of the Federal Labs site covered by the 2003 Consent Order during the second quarter of fiscal 2004.

The Company is administering a settlement, concluded in the first quarter of fiscal 2000, under which the Federal Government pays 50% of the ongoing direct and indirect environmental costs for the Fed Labs site subject to the 1999 Consent Order. The Federal Government cost-sharing receivable is classified primarily as other assets on the balance sheet. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the Federal Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement.

The Company is currently under a tolling agreement with the Federal Government with the remainder of the Federal Labs site while negotiating a cost-sharing arrangement subject to the 2003 Consent Order. There can be no assurance the Company will be successful in these negotiations or any litigation seeking to enforce its rights to contribution or indemnification from the Federal Government. The Company’s environmental liability reserves are not reduced for any potential cost-sharing payments.

At March 31, 2012, the environmental liability reserve at Federal Labs was $5,862. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Litigation

The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s consolidated financial position or the results of operations or cash flows in future periods.

14.    SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s products and related services aggregate into one reportable segment — sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2012	2011	2010
Customer A	$24,707	$21,591	$17,157
Customer B	$18,549	$16,238	$13,091
Customer C	$10,428	$12,639	$13,134
Customer D	$9,452	*	*

*	Represents less than 10% of total revenues.

Notes To Consolidated Financial Statements — (Continued)

Amounts derived from one customer greater than 10% of total accounts receivable are summarized as follows:

	2012	2011
Customer A	$2,792	$1,833
Customer B	$2,207	*
Customer C	*	$1,941

*	Represents less than 10% of total accounts receivable.

Net sales by geographic location of customers are summarized as follows:

Location	2012	2011	2010
United States	$53,730	$49,622	$41,115
Italy	6,260	8,123	9,506
England	5,231	3,499	2,510
Other European countries	4,677	4,588	3,359
Pacific and Far East	4,355	4,325	4,309
Other International	10,689	8,043	8,228

Total	$84,942	$78,200	$69,027

15.    SUBSEQUENT EVENTS

Management has evaluated all events occurring through the date the financial statements have been issued, and has determined that, except as set forth below, there are no such events that are material to the financial statements.

The Company capitalizes as intangible assets engineering qualification units which are pre-production product units that are tested as a part of becoming qualified on an aircraft. If the product being designed does not meet customer technical specifications or timely delivery needs, not only could this result in write-offs of capitalized qualification units, but also result in reimbursement to customers of their costs that result from our product delivery delay.

In May, 2012, a customer informed the Company that the customer would seek an alternative solution for a product we were developing. As a result, in the fourth quarter of fiscal 2012, the Company expensed $2,189 for expenses associated with the abandoned project. This amount is included in engineering expense as a part of operating expenses.

16.    UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
2012
Net sales	$18,248	$17,880	$19,599	$29,215		$84,942
Gross profit	7,384	7,959	7,955	11,916		35,214
Operating income(a)	1,195	2,045	1,945	1,837	(b)	7,022
Net income	598	1,115	1,059	1,004		3,776

Basic earnings per share:	$0.06	$0.12	$0.11	$0.11		$0.40

Diluted earnings per share:	$0.06	$0.12	$0.11	$0.10		$0.39

Notes To Consolidated Financial Statements — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2011
Net sales	$16,540	$15,106	$19,614	$26,940	$78,200
Gross profit	6,133	6,176	7,275	11,368	30,952
Operating income(a)	1,293	1,360	1,841	4,963	9,457
Net income	589	643	953	2,841	5,026

Basic earnings per share:	$0.06	$0.07	$0.10	$0.30	$0.53

Diluted earnings per share:	$0.06	$0.07	$0.10	$0.30	$0.53

(a)	Included in operating income are reimbursements from Airbus for Engineering expenses as follows:

	2012	2011
First quarter	$516	$—
Second quarter	800	—
Third quarter	1,050	268
Fourth quarter	1,000	466

Total	$3,366	$734

(b)	Included in operating income is $4,429 for engineering product development discontinuance and qualification unit obsolescence costs.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2012. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after March 31, 2012 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after March 31, 2012 and is incorporated herein by this reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after March 31, 2012 and is incorporated herein by this reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after March 31, 2012 and is incorporated herein by this reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2012 annual meeting of stockholders to be filed not later than 120 days after March 31, 2012 and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2012 and 2011

Statements of Consolidated Operations for the years ended March 31, 2012, 2011, and 2010

Statements of Consolidated Cash Flows for the years ended March 31, 2012, 2011, and 2010

Statements of Consolidated Stockholders’ Equity for the years ended March 31, 2012, 2011, and 2010

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm for the years ended March 31, 2012, 2011 and 2010

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2012, 2011, and 2010.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED MARCH 31, 2012, 2011 AND 2010

Description	Balance At Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance At End of Period
	($ In thousands except share amounts)
2012
Allowances for doubtful accounts and sales returns	$235	$62		$—	$14		$283
Inventory reserves	2,611	496		—	413		2,694
Environmental reserves	14,293	419		—	1,177		13,535
Allowance for tax loss valuation	265	—		—	—		265
2011
Allowances for doubtful accounts and sales returns	$150	$85		$—	$—		$235
Inventory reserves	2,538	569		—	496		2,611
Environmental reserves	14,496	435		—	638		14,293
Allowance for tax loss valuation	265	—		—	—		265
2010
Allowances for doubtful accounts and sales returns	$30	$122		$—	$2		$150
Inventory reserves	1,303	3,533	(a)	—	2,298	(a)	2,538
Environmental reserves	5,546	9,722	(b)	—	772		14,496
Allowance for tax loss valuation	1,867	—		—	1,602		265

(a)	In the process of moving from Union, NJ to Whippany, NJ, the Company reviewed its inventory and identified $2,198 of items which would cost more to move and restock than their current or projected future market value; these items have been scrapped. Normal scrap during the fiscal year was $100. Since this amount was more than was expected, the Company’s management reassessed the methodology used for estimating inventory obsolescence and determined that a modification was warranted. This change in methodology increased the Company’s estimate of inventory obsolescence to $2,538 at March 31, 2010. The combination of these two events resulted in a non-cash pretax charge of $3,311. There was $222 of normal inventory obsolescence adjustments made during the fiscal year bringing the total to $3,533.

(b)	In the fourth quarter of fiscal 2010, the Company received and evaluated new information regarding several of its environmental sites which triggered a reassessment of its environmental liability estimates.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)

3.3	Certificate of Designation, Rights, Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on February 2, 2012)

4.1	Rights Agreement, dated as of July 14, 2011 effective as of July 18, 2011 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

10.1	Amended and Restated 1992 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form S-2, File No. 333-37395, filed with the SEC on October 8, 1997)

10.2	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)

10.3	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)

10.4	Form of Stock Option Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.5	Form of Restricted Stock Award Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006

10.6	2006 Long Term Incentive Plan of the Company (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders)

10.7	Form of Stock Option Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.8	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.9	Credit Agreement by and among the Company, as Borrower, the Guarantors that are signatories thereto, as the Guarantors, T.D. Bank, N.A, as a Lender, PNC Bank, National Association, as a Lender and the Administrative Agent for the Lenders, and PNC Capital Markets, LLC, as Arranger, dated as of August 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2008)

10.10	Net Lease Agreement between the Company and 35 Melanie Lane, L.L.C., dated as of May 13, 2009 (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009)

Exhibit No.	Description

10.11	First Amendment to Credit Agreement by and among the Company, as Borrower, the Guarantors that are parties thereto, the Lenders that are Parties thereto, as the Lenders, and PNC Bank, National Association, as Administrative Agent, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 7, 2009)

10.12	Employment Agreement between the Company and Michael Harlan, dated July 24, 2009 (incorporated by reference to Exhibit 10.36 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.13	Stock Option Agreement between the Company and Michael Harlan, dated August 17, 2009 (incorporated by reference to Exhibit 10.37 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.14	Employment Agreement between the Company and Mark D. Mishler, dated December 10, 2009 (incorporated by reference to Exhibit 10.38 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.15	Termination Agreement between the Company and Robert L.G. White dated December 8, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

10.16	Termination Agreement between the Company and Joseph F. Spanier dated January 5, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

10.17	Stock Option Agreement between the Company and Mark D. Mishler, dated January 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

10.18	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan between the Company and the Board of Directors (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011)

10.19	Standstill Agreement by and between Breeze-Eastern Corporation, Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated October 5, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on October 5, 2011)

10.20	Standstill Agreement by and between Breeze-Eastern Corporation, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value L.P.I, Channel Partnership II, L.P., Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. dated October 5, 2011 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on October 5, 2011)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2*	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

Exhibit No.	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION

By:	/s/ Brad Pedersen
Brad Pedersen President and Chief Executive Officer

/s/ Mark D. Mishler
Mark D. Mishler.
Senior Vice President, Chief Financial Officer, Treasurer, and Secretary

Date: June 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kelly	Chairman of the Board of Directors	June 12, 2012
Robert J. Kelly

/s/ Mark D. Mishler	Senior Vice President, Chief Financial	June 12, 2012
Mark D. Mishler	Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)

/s/ Brad Pedersen	President and Chief Executive Officer	June 12, 2012
Brad Pedersen	(Principal Executive Officer) Director

/s/ Nelson Obus	Director	June 12, 2012
Nelson Obus

/s/ William J. Recker	Director	June 12, 2012
William J. Recker

/s/ Russell M. Sarachek	Director	June 12, 2012
Russell M. Sarachek

/s/ William M. Shockley	Director	June 12, 2012
William M. Shockley

/s/ Frederick Wasserman	Director	June 12, 2012
Frederick Wasserman