Form 10-K/A
period 2012-03-31
BREEZE-EASTERN CORP
filed 2012-07-30
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

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

As of July 27, 2012, the registrant had 9,494,494 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “Breeze” and the “Company” refer to Breeze-Eastern Corporation and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2012, originally filed on June 12, 2012 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.

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

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2012

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of July 27, 2012.

Name(1)	Position with the Company	Age	Director/ Officer Since
Robert J. Kelly	Chairman of the Board	52	2011
Nelson Obus	Director	65	2012
William J. Recker	Director	69	1997
Russell M. Sarachek	Director	48	2007
William M. Shockley	Director	50	2006
Frederick Wasserman	Director	58	2007
Brad Pedersen	Director, President and Chief Executive Officer	52	2012
Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	53	2010

(1)	All of our directors were nominated in accordance with the Standstill Agreements, dated October 5, 2011, between the Company and each of Tinicum Capital Partners II, L.P. (and certain of its affiliates) and Wynnefield Partners Small Cap Value, L.P. (and certain of its affiliates).

Mr. Kelly has been employed by Tinicum, the management company of Tinicum Capital Partners II, L.P., since 1991. Mr. Kelly currently is a Director of Penn Engineering and Manufacturing Corp, a leading manufacturer of specialty fasteners, and also serves on the board of Enesco, LLC. Mr. Kelly has in the past served as an observer on the board of X-Rite, Inc., as a director of Accuride Corporation (a manufacturer and supplier of commercial vehicle components) and as a director of a number of Tinicum portfolio companies. Prior to joining Tinicum, Mr. Kelly held positions at Pacific Telesis and Bain & Company. Mr. Kelly is a graduate of Yale College and the Stanford University Graduate School of Business. Mr. Kelly has extensive investment expertise and considerable experience serving on the boards of public and private companies, all of which will strengthen the Board collective qualifications, skills and experience.

Mr. Obus has served as president of Wynnefield Capital, Inc. since 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public companies. Mr. Obus served as a member of the board of directors of Gilman Ciocia, Inc., a company that provides income tax return preparation, accounting and financial planning services from September 2007 to January 2012. Mr. Obus also currently serves on the board of directors of Layne Christensen Company, a diversified natural resources company with interests in water, mineral drilling and energy. Mr. Obus has significant experience in management and the finance, both of which strengthen the Board’s collective qualifications, skills, and experience.

Mr. Recker is currently retired and has been for the last seven years. Mr. Recker was President, C.E.O., and Chairman of Gretag Imaging AG from 1990 until 1998 and continued as Chairman until 2000. He serves on the boards of directors of several private high technology start up companies and non-profit organizations. Mr. Recker’s experience as a business leader and general management executive make him a strong contributor to Board discussions of people and strategy and strengthens the Board’s collective qualifications, skills, and experience.

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

Mr. Shockley has been a member of the general partner of Tinicum Capital Partners II, L.P., a private equity fund, since 2004. From May 2005 through June 2006 he was the President and Chief Executive Officer of Penn Engineering & Manufacturing Corporation, a leading manufacturer of specialty fasteners and a portfolio company of Tinicum Capital Partners. Mr. Shockley was Chief Financial Officer of SPS Technologies, Inc., a leading manufacturer of specialty fasteners, materials and components for the aerospace, industrial and automotive markets, from 1995 to 2003. Mr. Shockley’s financial sophistication and expertise, experience in general management, handling environmental matters, and broad aerospace and defense industry experience strengthen the Board’s collective qualifications, skills, and experience.

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

Mr. Pedersen has been our President and Chief Executive Officer since May 2012. He previously served as the President of New Jersey-based Airborne Systems Group, a multi-national developer and manufacturer of parachutes and related aerospace products, from 2011 to 2012, and as Chief Operating Officer North America from 2006 to 2011. Before joining Airborne, from 2000 to 2006, Mr. Pedersen held several positions at Sikorsky Aircraft Corp., including Canadian Maritime Helicopter Project Program Manager, UH-60M Program Manager, and Director of Advanced Programs (R&D), and a leadership position in the Mergers and Acquisitions group. Before joining Sikorsky, Mr. Pedersen, from 1983 to 2000, served in a variety of roles at Boeing, including Director — International Apache Programs, Director — Ordnance Programs, Program Manager — Advanced Programs and Flight Test Engineer. Mr. Pedersen received a BS, Aeronautical Engineering Technology, and an MBA from Arizona State University. Mr. Pedersen has extensive engineering knowledge along with significant experience in the aerospace industry, all of which strengthen the Board’s collective qualifications, skills, and experience.

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

Audit Committee

The Audit Committee reviews with our independent auditing firm the results of the firm’s annual examination, advises the full Board regarding its findings and provides assistance to the full Board in matters involving financial statements and financial controls. The Audit Committee is comprised of Messrs. Wasserman (Chair), Obus and Recker. The Board has determined that each member of the Audit Committee meets the independence standards set forth in Rule 10A-3 promulgated under the Exchange Act and the independence standards set forth in the NYSE MKT Company Guide. The Board has determined that Mr. Wasserman qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K, promulgated under the Exchange Act.

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

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during Fiscal 2012, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except that Messrs. Obus, Harlan and Mishler failed to timely file a Form 4.

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

Incentive & Compensation Committee

The Incentive & Compensation Committee (the “Compensation Committee”) oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. Additional discussion of the Compensation Committee’s role is set forth in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K/A. This Committee is composed entirely of independent Board members.

The Compensation Committee operates under a written charter adopted by the Board, which is reviewed annually. The charter is available on our website at www.breeze-eastern.com under the heading “Corporate Governance”, which can be accessed by clicking on “Company Information” on the home page of the site.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis set forth below and has discussed the analysis with management. Based on its review and discussions with management, the Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

William M. Shockley, Chair

Robert J. Kelly

Frederick Wasserman

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as a member of the board of directors or compensation committee (or of another committee engaged in activities similar to that of a compensation committee) of any entity that has one or more executive officers serving as a member of our Board or our Compensation Committee. In addition, no member of our Compensation Committee has at any time been an officer or employee of the Company. Accordingly, there were no interlocks with other companies within the meaning of the SEC’s proxy rules during Fiscal 2012.

Compensation Discussion and Analysis

Role of the Compensation Committee.    The Compensation Committee oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. The Committee also approves the compensation of department heads reporting to the Chief Executive Officer and of employees earning, or proposed to earn, more than $125,000 per year. The Committee recommends for approval by the Board the compensation of the Chief Executive Officer and the Chief Financial Officer. All long term incentive plans have, in the past, been approved by the stockholders.

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

We do not attempt to maintain a certain target percentile within a peer group. We incorporate flexibility into our compensation programs and in the assessment process in an attempt to respond and adjust to the evolving business environment. In addition, when determining compensation, we attempt to carefully balance the need to fairly compensate our executives with the need to keep our costs and expenses under control.

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

Role of Compensation Consultant.    Neither the Company nor the Compensation Committee presently has any contractual arrangement, nor have the Company or the Compensation Committee had any contractual arrangement during Fiscal 2012, with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. In the future, either the Company or the Compensation Committee may, in their sole discretion, engage or seek the advice of other compensation consultants.

Alignment.    We seek to align the interests of our executive officers with those of our stockholders by evaluating executive performance on the basis of key financial measurements referred to above, which measurements we believe closely correlate to long-term stockholder value. The key element of compensation that is intended to align the interests of our executives with our stockholders is equity incentive compensation, which links a portion of compensation to stockholder value because the total value of those awards corresponds to stock price appreciation.

Role of the Compensation Committee and CEO.    The Compensation Committee has primary responsibility for overseeing the development of executive succession plans. As part of this responsibility, the Compensation Committee oversees the design, development and implementation of the compensation program for the CEO, the CFO and the other named executive officers, if any. The Compensation Committee receives from the Governance & Nominating Committee an evaluation of the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee together assess the performance of the other executives and determine their compensation, based on initial recommendations from the CEO. The other executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.

Base salary.    Base salaries for our executive officers depend on the scope of their responsibilities, their performance, and the period over which they have performed those responsibilities. Base salaries are reviewed annually, but are not automatically increased if the Compensation Committee believes that other elements of compensation are more appropriate in light of our stated objectives. This strategy is consistent with our primary intent of offering compensation that is contingent on the achievement of performance objectives.

Bonus.    Our CEO reviews with the Compensation Committee our full-year financial results against the financial, strategic and operational goals established for the year and our financial performance in prior periods. After reviewing the final full year results, the Compensation Committee approves total bonuses that may be awarded from the maximum fund available. Bonuses are generally paid within 60 days after the Board’s approval of the audited financial statements of the Company for the applicable fiscal year, with the exact date of payment being determined by the Board in its sole and absolute discretion.

The methodology for determining bonuses is set out in an incentive compensation plan (“Incentive Compensation Plan”) reviewed and approved by the Board and which is intended to be consistent with the Compensation Committee’s philosophy regarding executive compensation. The compensation reflected in this Form 10-K/A reflects the application of the Incentive Compensation Plan to Fiscal 2012.

The Incentive Compensation Plan has an annual bonus feature which is an important tool in providing incentive both for short-term and long-term performance. Bonus awards are paid upon achieving or exceeding target levels of quantitative performance measures. Such performance measures are tied directly to the Company’s annual business plan. Executive officers earn no bonus unless 80% of the Annual Budget’s profit goals are met. Thus, the Incentive Compensation Plan measures performance against Board-approved targets for EBITDA, return on working capital, and individual bonus objectives and performance metrics.

Stock options and restricted stock awards.    Our equity incentive compensation program, which consists mainly of the Breeze-Eastern Corporation 2012 Incentive Compensation Plan (the “Long-Term Incentive Plan” or the “2012 Plan”) is intended to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with our stockholders and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options and restricted stock awards when making award decisions. The amount of equity incentive compensation granted in Fiscal 2012 was based, in part, upon our strategic, operational and financial performance overall and is intended to reflect our expectations regarding our executives’ contributions to our future success.

We believe that providing combined grants of stock options and restricted stock awards effectively balances our objective of focusing the executive officers on delivering long-term value to our stockholders, with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on grant date, and, thus, we believe are an effective compensation element only if the stock price grows over the term of the award. In this sense, we believe that stock options are an effective motivational tool. Restricted stock awards offer executives the opportunity to sell or hold shares of Company stock on the date the restriction lapses. In this regard, restricted stock awards serve both to reward and retain executives, as the value of the restricted stock awards is linked to the price of our stock as the restrictions on the restricted stock awards lapse. Each of our named executive officers received grants of stock options and restricted stock in Fiscal 2012. Other than the stock option granted to Mr. Harlan in October 2011, which vested in full if our stock price traded above $15.00 per share, the stock options granted become exercisable in three equal annual installments beginning one year after the grant date and have a maximum ten-year term. We believe that this vesting schedule aids us in retaining executives and motivating longer-term performance. Provided the executives continue employment, the restrictions on the restricted stock awarded to our executives will lapse in three equal annual installments beginning one year after the grant date.

Equity Grant Practices.    The exercise price of each stock option awarded to our senior executives under our Long-Term Incentive Plan is the closing price of our stock on the date of the Compensation Committee meeting at which equity awards for senior executives are determined. The calendar for setting meeting dates of the Board and of the Compensation Committee to consider grants is generally reviewed at the organization meeting of the Board following the annual meeting of stockholders. Meeting dates are set without regard to anticipated earnings or other major announcements by the Company.

Pension Plans.    We do not offer a defined benefit plan. Executive and rank-and-file employees are eligible to participate in our defined contribution plan, commonly known as a 401(k) plan.

Other Compensation.    Our named executive officers are offered and may choose to participate in the same benefit programs as all of our other employees, which include: a Company match of $.50 for every $1.00 of compensation saved under the Company’s 401(k) plan up to a maximum of 3% of compensation for plan purposes, and a profit sharing contribution under the 401(k) paid following the end of the fiscal year equal to 3% of eligible earnings, premiums paid on life and disability policies, and actual expenses paid on medical, dental and prescriptions net of the named employee’s contribution. In addition, prior to his resignation, Mr. Harlan was reimbursed for the costs of commuting to New Jersey from his family’s residence in Kentucky and the associated income taxes. We also agreed to reimburse Brad Pedersen, our current Chief Executive Officer, for costs related to his relocation. Other than the foregoing reimbursements, there are no benefits that are offered solely to our named executive officers. Payment for these benefits is reflected in the “All Other Compensation” column of the Summary Compensation Table below.

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

Dodd-Frank Clawback of Incentive Compensation.    Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) requires that we adopt a policy to disclose “incentive-based compensation” (which Section 954 of Dodd-Frank does not define) that is based upon financial information that is required to be reported under the federal securities laws and a policy requiring us to recover any amount of “incentive based compensation” paid to any current or former executive that exceeds the amount which would have been paid under an accounting restatement in the three years prior to the date on which we were required to prepare the restatement. The Securities and Exchange Commission (the “SEC”) has not yet issued interpretive regulations with respect to either policy required under Section 954 of Dodd-Frank. However, the clawback requirement applies irrespective of any misconduct or fault on the part of any such current or former executive. The Board is currently evaluating the requirements under Dodd-Frank and how it affects the Company, including analyzing both the disclosure policy and the clawback policy required under Dodd-Frank.

SUMMARY COMPENSATION TABLE

The following table sets forth for each of the named executive officers the compensation for Fiscal 2012 and 2011 for services provided to us in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
D. Michael Harlan, Jr.(3)	2012	301,154	—		—		600,000	—	(4)	87,883	(5)	989,037
President and Chief Executive Officer	2011	301,154	247,212		64,889	(6)	172,250	—	(4)	74,561	(5)	860,066

Mark D. Mishler(7)	2012	235,573	40,000	(8)	7,059	(9)	70,400	—	(4)	36,720		389,752
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2011	230,885	125,071	(10)	20,311	(11)	188,760	—	(4)	18,205		583,232

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2012.

(2)	“All Other Compensation” includes matching and non-matching contributions paid pursuant to the Company’s 401(k) plan, to which all participants in the plan are eligible, and payments made in connection with the Company’s health and welfare plan.

(3)	Mr. Harlan resigned as our President and Chief Executive Officer in May 2012.

(4)	The cash bonus awarded to Messrs. Harlan and Mishler was calculated in accordance with the performance measures set forth in the Incentive Compensation Plan, which is described in additional detail under the heading “Compensation Discussion and Analysis” above. The bonus is set forth under the “Bonus” column of this Summary Compensation Table.

(5)	Includes reimbursement of Mr. Harlan’s cost of commuting to New Jersey from his family’s residence in Kentucky and associated income taxes.

(6)	Includes 5,773 shares of restricted stock earned as a bonus by Mr. Harlan in Fiscal 2011 which was granted to him in Fiscal 2012.

(7)	Mr. Mishler was appointed as our Senior Vice President, Chief Financial Officer and Treasurer in January 2010 and as our Secretary in March 2010.

(8)	Consists of a cash bonus earned by Mr. Mishler in Fiscal 2012 that was paid in Fiscal 2013.

(9)	Includes 978 shares of restricted stock earned as a bonus by Mr. Mishler in Fiscal 2012 which was granted to him in Fiscal 2013.

(10)	Consists of a cash bonus (including the $10,000 portion of his signing bonus payable in Fiscal 2012) earned by Mr. Mishler in Fiscal 2011 that was paid in Fiscal 2012.

(11)	Includes 1,807 shares of restricted stock earned as a bonus by Mr. Mishler in Fiscal 2011 which was granted to him in Fiscal 2012.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during Fiscal 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock And Option Awards(1)
D. Michael Harlan, Jr.	6/27/11	5,773	(2)	—	—	64,889
	10/6/11	—		40,000	$15.00	600,000

Mark D. Mishler	6/27/11	1,807		—	—	20,311
	10/6/11	—		8,000	8.80	70,400

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2012.

(2)	In connection with Mr. Harlan’s resignation in May 2012, his stock award granted on June 27, 2011 became fully vested.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the named executive officers at fiscal year end, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
D. Michael Harlan, Jr.(4)	8/17/09	66,666		33,334	—	6.05	8/17/19	—	—
	8/27/10	—		—	—	—	—	1,238	10,300
	9/23/10	8,333		16,667	—	6.89	9/23/20	—	—
	10/6/11	—	(5)	40,000	—	15.00	10/6/21	—	—

Mark D. Mishler	1/6/10	9,333		4,667	—	6.20	1/6/20	—	—
	4/1/10	8,667		17,333	—	6.20	4/1/20	—	—
	8/27/10	—		—	—	—	—	381	3,200
	9/23/10	1,333		2,667	—	6.89	9/23/20	—	—
	10/6/11	—		8,000	—	8.80	10/6/21	—	—

(1)	Unless otherwise provided, options become exercisable in equal amounts on each of the three anniversaries following the date of grant.

(2)	Awards become vested in equal amounts on each of the three anniversaries following the date of grant

(3)	Market value at March 30, 2012, based on closing market price of our common stock on March 30, 2012 of $8.40 per share.

(4)	Mr. Harlan resigned as our President and Chief Executive Officer in May 2012.

(5)	The option vests in its entirety upon the trading price of our common stock reaching $15.00 per share.

NARRATIVE DISCLOSURE TO EXECUTIVE COMPENSATION TABLES

Retirement Plans

Our executive officers are participants in the Breeze-Eastern Corporation Retirement Savings Plan (the “Retirement Savings Plan”), a defined contribution plan described under Section 401(k) of the Internal Revenue Code, as amended, which covers employees who have been employed by the Company for more than thirty (30) days. Approximately 161 employees participated in the Retirement Savings Plan at March 31, 2012. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and income taxation of up to 75% of their compensation by contributing such compensation to the Retirement Savings Plan. The Company contributes a minimum of 3% and a maximum of 6% of employees’ compensation to the Retirement Savings Plan, depending on the level of contribution by each employee.

Employment Agreements

On May 22, 2012, we entered into an employment agreement with Brad Pedersen setting forth the terms and conditions of his employment with us. Pursuant to the agreement, we will pay to Mr. Pedersen an annual base salary of $350,000, subject to annual adjustment by the Compensation Committee. Mr. Pedersen is also eligible to receive an annual bonus of up to 70% of his base salary (of which 15% of such bonus may be in the form of equity) based upon his performance, as evaluated by the Compensation Committee. We also granted to Mr. Pedersen an option to purchase 400,000 shares of our common stock. The option has a term of ten years and an exercise price of $8.10 per share. An option to purchase 50,000 shares will be immediately exercisable upon grant, and the option to purchase remaining 350,000 shares will vest gradually in installments of 50,000 shares based upon whether the average closing price of our common stock over a thirty-day period (the “Trailing Price”) exceeds certain pre-determined thresholds within certain timeframes. Specifically, (i) options to purchase 50,000 shares will vest when the Trailing Price exceeds $8.50, (ii) at any time after May 22, 2013, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $9.50 and $10.50, respectively, (iii) at any time after May 22, 2014, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $11.50 and $12.50, respectively, and (iv) at any time after May 22, 2015, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $13.50 and $14.50, respectively. Upon a change of control, the time periods in which the option becomes exercisable will immediately accelerate, but the share price performance criteria will remain the same. Mr. Pedersen is eligible to participate in the Company’s incentive and benefit plans under the same terms and conditions applicable to other executives of the Company.

On January 6, 2010, we entered into an employment agreement with Mark D. Mishler, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. The agreement provides for an annual base salary of $230,000, to be reviewed annually by the board of directors, a minimum bonus of $24,000 in Fiscal 2010, and a one-time cash signing bonus of $40,000, paid in four equal monthly installments of $10,000. Mr. Mishler participates in the Company’s Incentive Compensation Plan with a target award of 40% of his base salary. The employment agreement provides that 15% of the bonus will be paid in shares of our common stock. Pursuant to his employment agreement, we granted to Mr. Mishler options to purchase 14,000 and 26,000 shares of our common stock, respectively, on January 6, 2010 and April 1, 2010. The options have an exercise price equal to the closing price on the date immediately preceding the effective date of the employment agreement. The foregoing options vest in three equal annual installments and terminate ten years from the date of grant, subject to earlier termination in the event of certain conditions. Mr. Mishler is eligible to participate in the Company’s incentive and benefit plans under the same terms and conditions applicable to other executives of the Company.

Potential Payments Upon Termination or Change of Control

Our named executive officers have provisions in their employment agreements that provide for payments in connection with termination or a change in control.

Mr. Pedersen’s employment agreement provides that if we terminate Mr. Pedersen without cause, we will pay to Mr. Pedersen an amount equal to his annual base salary in effect at the time of termination, and continue his employee benefits until the earlier of (i) the date in which he obtains subsequent employment, or (ii) the one year anniversary of his termination date. If we terminate Mr. Pedersen within the twenty-four month period following a change in control, we (or our successor) will pay to Mr. Pedersen an amount equal to two times his annual base salary in effect at the time of termination plus an amount equal to the average of the two prior bonus payments made to Mr. Pedersen, or in the event that Mr. Pedersen has only received one bonus payment from us, he shall receive an amount equal to that bonus payment. If we terminate Mr. Pedersen for “Cause”, as such term is defined in the agreement, then we will have no other compensation obligations other than (i) amounts of compensation accrued through the date of termination and (ii) reimbursement of appropriately documented expenses incurred before the termination.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation for Fiscal 2012 for those persons who served as members of our Board of Directors during Fiscal 2012:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
William H. Alderman(4)	16,667	10,000	26.667
Robert J. Kelly	10,000	30,000	40,000
Nelson Obus(5)	3,333	20,000	23,333
William J. Recker	20,000	30,000	50,000
Russell M. Sarachek	20,000	30,000	50,000
William M. Shockley	20,000	30,000	50,000
Frederick Wasserman	20,000	30,000	50,000

(1)	Mr. Harlan and Mr. Pedersen have each been omitted from this table as they each served as a management member of the Board of Directors and were not separately compensated for their respective service on the Board of Directors.

(2)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation — Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2012.

(3)	Other than the stock award granted to Mr. Obus, the stock awards granted to directors during Fiscal 2012 were granted as of October 12, 2011, at which date the stock price was $9.12, resulting in an award of 3,409 restricted shares to each of Messrs. Alderman, Kelly, Recker, Sarachek, Shockley and Wasserman.

(4)	Mr. Alderman resigned from the Board of Directors on January 30, 2012. Mr. Alderman surrendered 2,273 shares to the Company in connection with his resignation.

(5)	Mr. Obus was appointed to the Board on January 30, 2012 to fill the vacancy created by the resignation of Mr. Alderman. In connection with his appointment, we granted to Mr. Obus 2,430 shares of our common stock.

Directors who are not employees of the Company or any of its subsidiaries receive an annual retainer of $20,000 in cash and $30,000 payable in shares of our common stock in the form of a restricted stock award. The number of shares awarded is determined by dividing $30,000 by the closing price of our common stock on the date of the annual meeting of stockholders each year. The stock is awarded to the directors in advance for the balance of their term within a reasonable time following election or re-election to the Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets out certain information regarding the beneficial ownership of our common stock as of July 27, 2012 (except as referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of our common stock, (ii) each director and nominee for director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) all executive officers named in our summary compensation table, and (v) all directors, nominees for director and executive officers as a group. Except as otherwise indicated, the address of each person is 35 Melanie Lane, Whippany, New Jersey 07981.

Name	Number of Shares of Common Stock(1)		Percentage of Common Stock(1)
Tinicum Capital Partners II, L.P.	3,303,373	(2)	34.79%
800 Third Avenue 40th Floor
New York, NY 10022

Wynnefield Partners Small Cap Value, L.P.	2,117,911	(3)	22.31%
450 Seventh Avenue, Suite 509
New York, NY 10123

T. Rowe Price Associates, Inc.	631,330	(4)	6.65%
100 E. Pratt Street
Baltimore, MD 21202

VN Capital Fund I, L.P.	701,201	(5)	7.39%
1133 Broadway, Suite 1609
New York, NY 10010

Directors, Nominees and Executive Officers
Robert J. Kelly	3,409	(6)	*
Nelson Obus	2,120,341	(7)	22.33%
William J. Recker	307,453		3.24%
Russell M. Sarachek	168,543	(8)	1.78%
William M. Shockley	20,576	(9)	*
Frederick Wasserman	18,001		*
Brad Pedersen	50,000	(10)	*
Mark D. Mishler	49,688	(11)	*
Directors, nominees and executive officers as a group (8 persons)	2,738,574	(12)	28.54%

*	Less than 1%.

(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws where applicable. References in these footnotes to “shares,” unless otherwise specified, are to shares of common stock. The percentages of common stock shown are based upon the 9,494,494 shares of common stock outstanding as of July 27, 2012.

(2)	Based on a Schedule 13D/A filed with the SEC on October 6, 2011, by Tinicum Capital Partners II, L.P. (“TCP”). For purposes of the reporting requirements of the Securities Exchange Act of 1934, TCP (and Tinicum Capital Partners II Parallel Fund, L.P. (“TCPP”) with respect to 17,220 shares) is deemed to be a beneficial owner of such securities; TCP and TCPP each disclaim beneficial ownership of shares held by the other, respectively. If TCP and TCPP are each deemed to beneficially own shares held by the other, TCP and TCPP’s aggregate beneficial ownership would be 3,303,373 shares, or approximately 35% of our outstanding common stock. Messrs. Eric Ruttenberg and Terence O’Toole are Co-Managing Members of Tinicum Lantern II, L.L.C., the general partner of TCP and TCPP, and are the control persons of TCP and TCPP.

(3)

Based on a Schedule 13D filed with the SEC on October 7, 2011, by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., Wynnefield Small Cap Value Offshore Fund, Ltd.,

Channel Partnership II, L.P., Nelson Obus, Joshua Landes, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. Wynnefield Capital Management, LLC reported that it holds an indirect beneficial interest in 1,356,902 shares which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P.I., Wynnefield Capital, Inc. reported that it holds an indirect beneficial interest in the 722,609 shares which are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. Nelson Obus reported that he holds an indirect beneficial interest in 38,400 shares which are directly beneficially owned by Channel Partnership II, L.P. Nelson Obus and Joshua Landes are the control persons of each of these entities.

(4)	Based on a Schedule 13G filed with the SEC on February 9, 2012, jointly by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small Cap Value Fund, Inc. (“Price Small-Cap”). These shares are owned by various individual and institutional investors with respect to which Price Associates or Price Small-Cap serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates (and Price Small-Cap with respect to 625,000 shares) is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Mr. David Oestreicher is the control person of each of these entities.

(5)	Based on a Schedule 13D/A filed with the SEC on February 14, 2012, by VN Capital Fund I, L.P., VN Capital Management, LLC, Joinville Capital Management, LLC, James T. Vanasek, and Patrick Donnell Noone. As the general partner of VN Capital Fund I, L.P., VN Capital Management, LLC and Joinville Capital Management, LLC may be deemed to indirectly beneficially own the 701,201 shares which are directly beneficially owned by VN Capital Fund I, L.P. As the managing members of VN Capital Management, LLC and Joinville Capital Management, LLC, Mr. Vanasek and Mr. Noone may be deemed to indirectly beneficially own the 701,201 shares which are directly beneficially owned by VN Capital Fund I, L.P.

(6)	Mr. Kelly is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in the Schedule 13D/A filed with the SEC on October 6, 2011.

(7)	Includes 2,117,911 shares owned Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., Wynnefield Small Cap Value Offshore Fund, Ltd.; Channel Partnership II, L.P.; Wynnefield Capital Management, LLC; and Wynnefield Capital, Inc., as reported in the Schedule 13D/A filed with the SEC on October 7, 2011. Mr. Obus is a control person of the foregoing entities and therefore may be deemed to indirectly beneficially own the 2,117,911 shares owned by such entities.

(8)	Includes 156,196 shares of common stock in which Mr. Sarachek may be deemed to be the indirect beneficial owner by virtue of his having investment discretion and voting control over such shares in funds for which he serves as the managing member.

(9)	Mr. Shockley is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in a Schedule 13D/A filed with the SEC on October 6, 2011.

(10)	Consists of 50,000 shares issuable upon exercise of options. Does not include 350,000 shares issuable upon exercise of options subject to vesting.

(11)	Includes 29,332 shares issuable upon exercise of options. Does not include 29,668 shares issuable upon exercise of options subject to vesting.

(12)	Includes 99,688 shares issuable upon exercise of options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise Warrants and Rights	Weighted Average Exercise Price of Warrants and Rights	Number of Securities for Future Issuance
Equity Compensation Plans Approved by Security Holders	759,577	$8.17	644,290
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	759,577	$8.17	644,290

In May 2012, in connection with the hiring of Mr. Pedersen as our Chief Executive Officer, we granted to Mr. Pedersen an option to purchase 400,000 shares of our common stock. The option has a term of ten years and an exercise price of $8.10 per share. The foregoing grant was not made pursuant to our existing equity compensation plans and was not presented to our stockholders for approval. Additional information regarding the options is located in “Narrative Disclosure to Executive Compensation Tables” contained in “Item 11. Executive Compensation” above.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Transactions with related parties presenting potential conflict of interest situations, and all such transactions must be approved by the Audit Committee or another independent body of the Board. Our Code of Business Conduct specifically prohibits various conflict of interest situations and imposes disclosure requirements in connection with potential conflicts of interest. We require that all directors, officers and employees abide by the Code of Business Conduct, which is available under the heading “Corporate Governance” on our website at www.breeze-eastern.com.

During Fiscal 2012, there were no proceedings to which any of our directors, executive officers, affiliates, holders of more than five (5%) percent of our common stock, or any associate (as defined in the Proxy Rules) of the foregoing were adverse to the Company. During Fiscal 2012, none of our directors, executive officers, holders of more than five (5%) percent of our common stock, or any members of their immediate family had a direct or indirect material interest in any transactions or series of transactions with the Company in which the amount involved exceeded or exceeds $120,000.

On October 5, 2011, we entered into a Standstill Agreement with Tinicum Capital Partners, II, L.P. (together with certain of its affiliates, “Tinicum”) and Wynnefield Partners Small Cap Value, L.P. (together with certain of its affiliates, “Wynnefield”) (collectively, the “Standstill Agreements”). Pursuant to the Standstill Agreements, Tinicum and Wynnefield each agreed, among other things, that for a period of 18 months they would not: (i) acquire any additional shares of our common stock; (ii) make or in any way participate in the solicitation of proxies; (iii) seek to call a meeting of stockholders; (iv) seek to advise or influence other stockholders with respect to the voting of our common stock; or (v) seek to effect control of the management, board of directors or policies of the Company.

In addition, Tinicum and Wynnefield each agreed that they would: (i) vote in favor of our nominees to the board of directors at our 2011 annual meeting and 2012 annual meeting; and (ii) vote in favor of the adoption of the shareholder rights plan, which was approved by our stockholders at the 2011 annual meeting.

We agreed, among other things, to (i) fix the number of directors to serve on the Board of Directors at seven; and (ii) not adopt an advance notice by-law provision with respect to stockholder business or director elections.

The Standstill Agreements are for a term of 18 months but will automatically terminate if: (i) either Tinicum or Wynnefield sells, transfers or disposes of shares of our common stock such that either of them holds less than 15% of the then issued and outstanding shares; or (ii) we nominate for election as a director any person other than the agreed upon Company nominees or certain agreed-upon replacements.

Director Independence

We maintain compliance with the NYSE MKT Listing Standards and have adopted the independence criteria of NYSE MKT for purposes of determining director independence for the Board and its committees.

The Board has affirmatively determined that none of the current members of the Board, except for Mr. Pedersen, has a material relationship with the Company, and that each director, except Mr. Pedersen, qualifies as independent under the NYSE MKT independence criteria.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP has served as our independent registered public accounting firm since July 3, 2007 and its selection as our independent registered public accounting firm for the fiscal year ended March 31, 2012, was ratified by our stockholders at our 2011 annual meeting of stockholders. During Fiscal 2012, we engaged Deloitte & Touche LLP for corporate tax services.

The following table includes fees billed for professional audit services rendered by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2012, the fiscal year ended March 31, 2011 and review of our Form 10-Qs during Fiscal 2012 and Fiscal 2011. The fees for various types of services provided to us were billed as shown below.

	2011	2012
Marcum LLP
Audit Fees	$243,000	$266,500
Audit-Related Fees(1)	18,500	19,400
All Other Fees(2)	2,000	8,800

Deloitte & Touche LLP
Tax Fees(3)	$128,715	$135,121

(1)	The amounts reflected are the fees for the audit of the employee defined contribution plan.

(2)	The amounts reflected are the fees related to the preparation of the Form 5500 ($2,000 in each of 2011 and 2012) along with permissible non-audit services consisting of due diligence and consultations.

(3)	The amounts reflected were billed in Fiscal 2011 and Fiscal 2012 in connection with our engagement of Deloitte & Touche LLP for corporate tax services during Fiscal 2011 and Fiscal 2012.

The Audit Committee approved 100% of the services shown in the above categories. No hours expended on the independent auditors’ engagement to perform the audit for Fiscal 2012 were attributed to work performed by persons other than employees of Marcum LLP.

The Audit Committee has adopted a procedure to pre-approve audit services and other services to be provided by our independent auditors. In Fiscal 2011 and Fiscal 2012, all services provided by our independent auditors were associated with our audit, and all such services were pre-approved by the Audit Committee.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as filed with the SEC.

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

Date: July 30, 2012