Form 10-Q
period 2012-06-30
BREEZE-EASTERN CORP
filed 2012-08-09
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, the total number of outstanding shares of common stock was 9,494,494.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on June 12, 2012.

When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31st of that year. Thus the Company is currently operating in its fiscal year 2013, which commenced on April 1, 2012. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

	(Unaudited) June 30, 2012	(Audited) March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$3,781	$12,683
Accounts receivable (net of allowance for doubtful accounts of $287 at June 30, 2012 and $283 at March 31, 2012)	12,077	19,403
Inventories	20,621	14,631
Prepaid expenses and other current assets	860	759
Deferred income taxes	7,626	8,861

Total current assets	44,965	56,337

PROPERTY:
Property and equipment	18,343	18,312
Less accumulated depreciation and amortization	11,029	10,692

Property – net	7,314	7,620

OTHER ASSETS:
Deferred income taxes, net	6,302	4,567
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	1,751	1,775
Other	5,290	5,350

Total other assets	17,545	15,894

TOTAL ASSETS	$69,824	$79,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	2,464
Accounts payable – trade	7,771	5,779
Accrued compensation	2,661	2,967
Accrued income taxes	144	343
Other current liabilities	5,040	4,979

Total current liabilities	15,616	16,532

LONG-TERM DEBT, NET OF CURRENT PORTION	—	8,215

OTHER LONG-TERM LIABILITIES	16,630	16,952

COMMITMENTS AND CONTINGENCIES (Note 13)	—	—

TOTAL LIABILITIES	32,246	41,699

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 9,935,937 at June 30, 2012 and 9,916,855 at March 31, 2012	99	99
Additional paid-in capital	96,395	96,019
Accumulated deficit	(51,889)	(51,061)
Accumulated other comprehensive loss	(74)	(74)

	44,531	44,983
Less treasury stock, at cost – 441,443 shares at June 30, 2012 and 426,704 shares at March 31, 2012	(6,953)	(6,831)

Total stockholders’ equity	37,578	38,152

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$69,824	$79,851

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2012	June 30, 2011

Net sales	$14,413	$18,248
Cost of sales	8,902	10,864

Gross profit	5,511	7,384

Selling, general, and administrative expenses	3,272	3,904
Engineering expense	3,469	2,285

Operating income (loss)	(1,230)	1,195

Interest expense	173	134
Other expense – net	25	30

Income (loss) before income taxes	(1,428)	1,031

Income tax provision (benefit)	(600)	433

Net income (loss)	$(828)	$598

Earnings (loss) per common share:
Basic net income (loss) per share	$(0.09)	$0.06
Diluted net income (loss) per share	(0.09)	0.06

Weighted-average basic shares outstanding	9,493,000	9,445,000
Weighted-average diluted shares outstanding	9,493,000	9,564,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Three Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$(828)	$598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	364	376
Non-cash reserve accretion	101	106
Stock based compensation	253	136
Provision for losses on accounts receivable	4	13
Deferred taxes-net	(500)	393

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	7,322	5,745
Increase in inventories	(5,990)	(2,582)
Decrease (increase) in other assets	(43)	(2)
Increase in accounts payable	1,992	1,940
(Decrease) increase in accrued compensation	(306)	250
(Decrease) increase in accrued income taxes	(199)	1
Decrease in other liabilities	(362)	(1,098)

Net cash provided by operating activities	1,808	5,876

Cash flows from investing activities:
Capital expenditures	(32)	(713)
Capitalized qualification units	—	(467)

Net cash used in investing activities	(32)	(1,180)

Cash flows from financing activities:
Payments on long-term debt	(10,679)	(821)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	1	194

Net cash used in financing activities	(10,678)	(627)

(Decrease) increase in cash	(8,902)	4,069
Cash at beginning of period	12,683	6,381

Cash at end of period	$3,781	$10,450

Supplemental information:
Interest payments	$51	$112
Income tax payments	98	40
Non-cash financing activity for stock option exercise	122	82

See notes to condensed consolidated financial statements.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 1.	Financial Presentation

The unaudited, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.

NOTE 2.	Earnings (Loss) Per Share

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	June 30, 2012	June 30, 2011

Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,493,000	9,445,000

Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,493,000	9,445,000
Stock options (a)	—	119,000

Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	9,493,000	9,564,000

(a)	During the three month periods ended June 30, 2012 and June 30, 2011, options to purchase 748,000 and 222,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.

NOTE 3.	Stock-Based Compensation

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for the three month periods ended June 30, 2012 and June 30, 2011, includes stock-based compensation expense of $147 net of tax, or $0.02 per diluted share, and $79 net of tax, or $0.01 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new restricted stock grants are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of this guidance.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, unexercised options granted in fiscal years 2004, 2006, 2007 and 2008 remain outstanding.

Under each of the 1999, 2004, 2006, and 2012 Plans, option exercise prices equal the fair market value of the common shares at their respective grant dates. Prior to May 1999, options granted to officers and employees and all options granted to non-employee directors expired if not exercised on or before five years after the date of the grant. Beginning in May 1999, options granted to officers and employees expire no later than 10 years after the date of the grant. Options granted to directors, officers, and employees vest ratably over three years beginning one year after the date of the grant. In certain circumstances, including a change of control of the Company (as defined in the various Plans), option vesting may be accelerated.

Pursuant to the terms of an employment agreement, effective May 22, 2012, between the Company and Brad Pedersen, President and Chief Executive Officer of the Company, the Company granted to Mr. Pedersen an option to purchase 400,000 shares, which option has a weighted average grant date fair value equal to $8.10. This option was reported in the Company’s Current Report on Form 8-K filed on May 22, 2012.

The Black-Scholes weighted-average value per option granted in fiscal 2013 was $2.36. In fiscal 2012, the Black-Scholes weighted-average value per option was $2.75, $2.58, $2.72, $2.81 and $2.13. The Black-Scholes option pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions and was used to value 50,000 options granted in fiscal 2013 and all of the options granted in fiscal 2012. The remaining 350,000 options granted in fiscal 2013 were valued based on the Monte Carolo simulation model, at the grant date, because the vesting of these options are based on service and market conditions. Expected volatilities are based on historical volatility of the Company’s common stock and other factors. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses historical data to estimate the expected option term. The Company assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company uses the following assumptions to estimate the fair value of option grants:

	2013 $2.36 value per option	2012 $2.75 value per option	2012 $2.58 value per option	2012 $2.72 value per option	2012 $2.81 value per option	2012 $2.13 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	25.0%	25.6%	25.8%	25.8%	25.4%	25.3%
Risk-free interest rate	1.2%	1.5%	1.6%	1.6%	1.9%	1.9%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0	7.0

The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value (in thousands)	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price

Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	400,000	—	—	8.10
Exercised	(19,082)	35	—	6.40
Canceled or expired	(8,334)	—	—	6.89

Outstanding at June 30, 2012	1,132,161	92	8	8.19

Options exercisable at June 30, 2012	520,161	73	6	8.38
Unvested options expected to become exercisable after June 30, 2012	612,000	19	9	8.02

Shares available for future option grants at June 30, 2012 (a)	652,624

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2013 was approximately $1. In lieu of a cash payment for stock option exercises, the Company received 14,739 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during the first three months of fiscal 2013 was approximately $35. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2013.

During the first three months of fiscal 2013 and fiscal 2012, stock option compensation expense recorded in selling, general and administrative expenses was $203 and $81, respectively, before taxes of $85 and $34, respectively. As of June 30, 2012, there was $1,286 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately three years.

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plan. Under the 1999, 2004, 2006 and 2012 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

A summary of restricted stock award activity under all plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value

Non-vested at March 31, 2012	21,094	$8.54
Granted	—	—
Vested	(1,238)	11.24
Cancelled	—	—

Non-vested at June 30, 2012	19,856	8.68

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of issuance. Other than the restricted stock granted in fiscal 2012, outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award. Restricted stock awards granted to officers and employees in fiscal 2012 contain forfeiture and transfer restrictions that lapse after six months.

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of fiscal 2013 and fiscal 2012, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $50 and $55, respectively, before taxes of $21 and $23, respectively. As of June 30, 2012, there was approximately $46 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.

NOTE 4.	Inventories

Inventories are summarized as follows:

	June 30, 2012	March 31, 2012
Finished goods	$760	$512
Work in process	8,181	6,340
Purchased and manufactured parts	14,449	10,473

	23,390	17,325
Reserve for slow moving and obsolescence	(2,769)	(2,694)

Total	$20,621	$14,631

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

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Depreciation expense for the three month periods ended June 30, 2012 and June 30, 2011 was $338 and $349, respectively.

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

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 30, 2012 are summarized as follows:

Balance at March 31, 2012	$318
Warranty costs incurred	(92)
Change in estimates to pre-existing warranties	(9)
Product warranty accrual	128

Balance at June 30, 2012	$345

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 7.	Other Current Liabilities

Other current liabilities consists of the following:

	June 30, 2012	March 31, 2012
Engineering project reserves	$1,677	$1,637
Environmental reserves – Note 14	1,228	1,225
Accrued medical benefits cost	663	636
Accrued commissions	578	630
Other	894	851

Total	$5,040	$4,979

NOTE 8.	Income Taxes

Income taxes for the three month period ended June 30, 2012 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At June 30, 2012, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $10,451 and $499, respectively, which are due to expire in fiscal 2025 through fiscal 2033 and fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At June 30, 2012, the current deferred tax assets are $7,626, and non-current deferred tax assets are $6,302. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for state purposes.

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

At June 30, 2012, the Company had no unrecognized tax benefits for uncertain tax positions.

NOTE 9.	Long-Term Debt Payable to Banks

Long-term debt, including current maturities, consists of the following:

	June 30, 2012	March 31, 2012

Senior Credit Facility	$—	$10,679
Less current maturities	—	2,464

Total long-term debt, net of current maturities	$—	$8,215

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Senior Credit Facility - The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan had quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. In June of fiscal 2013, the Company paid in full the term loan by pre-paying the total amount remaining of $10,679.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. During the first three months of fiscal 2013, the Senior Credit Facility had a blended interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate before the term loan pre-payment of $10,679 discussed above. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At June 30, 2012, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in fiscal 2011. At June 30, 2012, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

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

NOTE 10.	Fair Value Measurements

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

NOTE 11.	Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $175 and $166, respectively, for the three month periods ended June 30, 2012 and June 30, 2011.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,024 and $3,207 as of June 30, 2012 and March 31, 2012, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest cost	$8	$9	$35	$43
Amortization of net loss	2	4	—	—

Net periodic cost	$10	$13	$35	$43

NOTE 12.	Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2012, the Company had no other significant concentrations of credit risk.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 13.	New Accounting Standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. The amendments in this Update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance had no material impact on the Company’s financial position, results of operations, or cash flows. The other comprehensive income is a de minimus amount and is disclosed in the equity section of the balance sheet.

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

NOTE 14.	Contingencies and Legacy Environmental Commitments

Environmental Matters

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several former facilities that were never required for its current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, the former parent Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of various factors, including changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors as well as studies and reports by external environmental consultants to estimate the amount and timing of any future costs that may be required for remediation actions. The Company follows ASC 450 in recording and disclosing environmental liabilities and records a liability for its best estimate of remediation costs. Because the Company believes it has a more-definitive best estimate of the environmental liability, the Company does not calculate a range in accordance with ASC 450.

At June 30, 2012 and March 31, 2012 the aggregate environmental liability was $13,397 and $13,535, respectively, included in other current liabilities and other long term liabilities on the balance sheet, before cost-sharing of approximately $1,471 and $1,500 at June 30, 2012 and March 31, 2012, respectfully, that is classified mostly as a non-current asset.

In the first three months of fiscal 2013 and fiscal 2012, the Company spent $239 and $263, respectively, on environmental costs, and for the entire fiscal 2012, the Company spent $1,177. The Company has a detailed plan by property to manage its environmental exposure. Based on this plan, the Company anticipates spending $1,228 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

There are other properties that have a combined environmental liability of $4,176 at June 30, 2012. In addition, the Company had accrued $100 in estimated costs related to four environmental proceedings in which the Company had been named as a potentially responsible party. The Company deemed that its potential liabilities related to these matters are now resolved and does not anticipate any future costs.

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (NYDEC). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,369 for the Glen Head site at June 30, 2012. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

At June 30, 2012, the environmental liability reserve at Federal Labs was $5,852. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Litigation

The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s financial position or the results of operations or cash flows in future periods.

NOTE 15.	Segment, Geographic Location and Customer Information

Our products and related services aggregate into one reportable segment – sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

During the three month period ended June 30, 2012, 30%,18% and 15% of net sales were made to three major customers, respectively. During the three month period ended June 30, 2011, 33%, 20% and 11% of net sales were made to three major customers, respectively.

Net sales below show the geographic location of customers for the three month periods ended June 30, 2012 and June 30, 2011:

Location	June 30, 2012	June 30, 2011
United States	$8,816	$13,539
Italy	1,850	817
England	658	398
Other European countries	687	670
Pacific and Far East	454	322
Other International	1,948	2,502

Total	$14,413	$18,248

NOTE 16.	Subsequent Events

Management has evaluated all events occurring through the date the Condensed Consolidated Financial Statements have been issued, and has determined that there are no such events that are material to the Condensed Consolidated Financial Statements, or all such material events have been fully disclosed.

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

We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012 as filed with the SEC on June 12, 2012, and under and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

OVERVIEW

We design, develop, manufacture, sell, and service sophisticated engineered mission equipment for specialty aerospace and defense applications. We have long been recognized as a leading global designer, manufacturer, service provider, and supplier of mission-critical rescue hoists. We also manufacture weapons-handling systems, cargo winches, cargo hook systems and tie-down equipment. Our products are designed to be efficient and reliable in extreme operating conditions and are used to complete rescue operations and military insertion/extraction operations, move and transport cargo, and load weapons onto aircraft and ground-based launching systems.

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

As our OEM customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. In May 2012 a customer informed us that the customer would seek an alternative solution for a product we were developing. We continue to provide other products and services to this customer. Other than this, we have not seen any program cancellations. Developing the Airbus A400M military transport aircraft has taken longer than was originally expected, but flight testing is now underway, and we expect revenues related to this project starting in calendar 2013. Our engineering expense is reported net of reimbursements from Airbus, and we anticipate gross engineering costs to continue at a high level.

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

We discuss segment information in Note 15 of our “Notes to Condensed Consolidated Financial Statements” contained in Item 1 of Part I of this report.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012, as filed with the SEC on June 12, 2012, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

	Three Months Ended		Increase/(Decrease)
	June 30, 2012	June 30, 2011	$	%

Products	$10,700	$13,892	$(3,192)	(23.0)%
Services	3,713	4,356	(643)	(14.8)

Net sales	14,413	18,248	(3,835)	(21.0)

Products	6,621	7,990	(1,369)	(17.1)
Services	2,281	2,874	(593)	(20.6)

Cost of sales	8,902	10,864	(1,962)	(18.1)

Gross profit	5,511	7,384	(1,873)	(25.4)
As a % of net sales	38.2%	40.5%	N/A	(2.3	)% Pt

Selling, general, and administrative expenses	3,272	3,904	(632)	(16.2)%
Engineering expense	3,469	2,285	1,184	51.8

Operating income (loss)	(1,230)	1,195	(2,425)	(202.9)

Interest expense	173	134	39	29.1

Income tax provision (benefit)	(600)	433	(1,033)	(238.6)
Effective tax rate	42.0%	42.0%	N/A	0.0	% Pt

Net income (loss)	$(828)	$598	$(1,426)	(238.5)%

Net Sales. Fiscal 2013 first quarter net sales of $14,413 were $3,835, or 21.0%, below net sales of $18,248 in the fiscal 2012 first quarter. Fiscal 2013 first quarter products sales of $10,700 were $3,192, or 23.0%, below prior year primarily due to lower new equipment hoist & winch volume to the U.S. military, lower weapons handling sales because the U.S. Government requirements for the HIMARS program are reportedly complete, and lower spare parts volume to third-party repair centers. This was partly offset by higher new equipment sales to international customers.

Fiscal 2013 first quarter services sales of $3,713 were lower by $643, or 14.8%, compared with the prior year primarily due to reduced engineering weapons handling sales.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2013 revenues will be consistent with this pattern.

Cost of Sales. Products cost of sales of $6,621 in the fiscal 2013 first quarter were $1,369, or 17.1%, lower than the same period in fiscal 2012 primarily due to lower new production volume. Cost of services provided of $2,281 in the fiscal 2013 first quarter was $593, or 20.6%, lower than the prior year due primarily to lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

engineering volume. In the fiscal 2013 first quarter, manufacturing overhead was under-absorbed by $125, or 0.9% of sales. In the prior year, under-absorbed overhead was $105, or 0.6% of sales. The absorption split between products and services was 46% and 54%, respectively.

Gross profit. Gross profit of $5,511 in the fiscal 2013 first quarter was $1,873, or 25.4%, below the same period in fiscal 2012. The decrease is due to lower sales volume in new products. As a percent of sales, the gross profit margin was 38.2% for the fiscal 2013 first quarter compared with 40.5% for the prior year. Gross profit as a percent of sales declined due to the unfavorable mix in new production sold to the U.S. Government and large OEMs in hoist & winch and weapons handling, partially offset by improved spare parts and overhaul & repair margins.

Operating Expenses. Total operating expenses were $6,741, or 46.8% of net sales, in the first quarter of fiscal 2013 compared with $6,189 or 33.9% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,272 in the fiscal 2013 first quarter compared with $3,904 in the first quarter of fiscal 2012, a decrease of $623 due primarily to an accrual reversal in the first quarter of 2013 for fiscal 2012 incentive compensation, business strategy development costs incurred during the first three months of fiscal 2012, that were not incurred in the first three months of fiscal 2013, offset by CEO transition costs incurred in the first quarter of fiscal 2013. As a percent of sales, SG&A was 22.7% in the fiscal 2013 first quarter versus 21.4% in the comparable period last year. The increase as a percent of sales is due to the lower sales in the 2013 fiscal first quarter.

Engineering expenses were $3,469 in the first quarter of fiscal 2013 compared with $2,285 in the first quarter of fiscal 2012. The increase reflects continued new product development for awarded aerospace platforms, primarily the A400M and CH-53K and no Airbus cost reimbursement in the fiscal 2013 first quarter. Reimbursements from Airbus reduced engineering expenses in last year’s fiscal first quarter by $516. We anticipate total gross engineering costs, including Airbus and other projects, to continue at a high level through fiscal 2013.

Interest Expense. Interest expense was $173 during the first quarter of fiscal 2013 versus $134 in the first quarter of fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs. Excluding this expense, our interest expense was $78, and the decline is primarily due to lower interest rates due to the expiration of our interest-rate swap in August, 2011.

Income tax provision (benefit). Income tax benefit, due to reporting a loss, was $600 in the first quarter of fiscal 2013 versus a provision of $433 in the profitable first quarter of fiscal 2012. Income taxes for the three month periods ended June 30, 2012 and June 30, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss). Net loss was $828, or a negative $0.09 per diluted share, in the fiscal 2013 first quarter compared with net income of $598, or $0.06 per diluted share, in the same period in fiscal 2012. The decrease is due to the lower gross profit resulting from the decline in sales, lower gross profit as a percent of sales, and higher engineering costs, partly offset by lower SG&A expenses.

New Orders. New products and services orders received during the three months ended June 30, 2012 increased by 8.7% to $14,783 compared with $13,595 during the three months ended June 30, 2011. The increase was due primarily to spare parts and also new equipment, but was partly offset by reduced overhaul & repair and also lower engineering orders. Spare parts orders increased by $2,046 and new equipment orders increased slightly.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

New orders for overhaul & repair for the three months ended June 30, 2012 were lower than the prior year due to timing of US military orders. Engineering orders decreased in weapons handling.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $38,169 at June 30, 2012 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at June 30, 2012 was $111,554 compared with $111,184 at March 31, 2012, and $126,498 at June 30, 2011. These figures include $71,466, $71,343, and $71,343, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2013.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for the fiscal 2013 first quarter and 0.7 for the fiscal 2012 first quarter.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Senior Credit Facility is discussed in Note 9 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

In fiscal 2011 and fiscal 2012 the Company accelerated term-loan payments by making a total of five quarterly term-loan pre-payments totaling $4,107. During the first quarter of fiscal 2013, due to our strong cash position and to gain additional flexibility on our fixed-charge debt covenant, we pre-paid our entire term loan balance of $10,679, of which $6,571 was due when the term loan expired in August, 2013. We believe we have adequate cash flow and revolver debt availability to meet our operating needs.

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

Working Capital

Net working capital at June 30, 2012 was $29,349, a decrease of $10,456, versus $39,805 at March 31, 2012. The ratio of current assets to current liabilities was 2.9:1.0 at June 30, 2012 compared with 3.4:1.0 at the beginning of fiscal 2013. The net working capital decrease resulted primarily from pre-paying the term loan balance remaining under our Senior Credit Facility.

The accounts receivable days outstanding increased to 74.8 days at June 30, 2012, from 69.3 days at June 30, 2011. Inventory turnover decreased to 1.6 turns at June 30, 2012 versus 2.5 turns at June 30, 2011. Inventory turns are lower due to the higher inventory level at June 30, 2012 as we built inventory levels to improve customer service for overhaul and repair turnaround time and product delivery.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Capital Expenditures

Capital expenditures for the three months ended June 30, 2012 and 2011 were $32 and $713, respectively. Fiscal 2013 first quarter spending was for production test equipment. Fiscal 2012 first quarter spending consisted primarily of test equipment for newly-developed products and capital for information technology. Capitalized qualification units for the three months ended June 30, 2011 was $467. We did not capitalize any qualification units for the three months ended June 30, 2012.

Senior Credit Facility

The Senior Credit Facility is discussed in Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Interest Rate Swap

The Interest Rate Swap is discussed in Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

TAX BENEFITS FROM NET OPERATING LOSSES

The Tax Benefits from Net Operating Losses is discussed in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,275	$1,076	$2,041	$1,848	$2,310

Purchase obligations (a)	—	—	—	—	—

Total	$7,275	$1,076	$2,041	$1,848	$2,310

(a)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters – At June 30, 2012 and March 31, 2012 the aggregate environmental liability was $13,397 and $13,535, respectively, included in other current liabilities and other long term liabilities on the balance sheet, before cost-sharing of approximately $1,471 and $1,500 at June 30, 2012 and March 31, 2012, respectively, that is classified mostly as a non-current asset.

In the first three months of fiscal 2013 and fiscal 2012, we spent $239 and $263, respectively, on environmental costs, and for the entire fiscal 2012, we spent $1,177. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending $1,228 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

Environmental matters are discussed in Note 14 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation – Litigation is discussed in Note 14 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

($ In Thousands Except Share date)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. The Senior Credit Facility required us to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. We do not use derivatives for trading or speculative purposes. In September 2008, we entered into a three-year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by our Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during fiscal 2012. The interest rate swap expired in August 2011.

At June 30, 2012, we had no borrowings under our Senior Credit Facility.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first three months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the financial position, results of operations, or cash flows in future periods.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 12, 2012 and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.

Item 6. EXHIBITS

10.1	Resignation Letter Agreement dated May 21, 2012, between the Company and D. Michael Harlan Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2012).

10.2	Employment agreement effective as of May 22, 2012, between the Company and Brad Pedersen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2012).

10.3	Option to purchase Common Stock of the Company, issued to Brad Pedersen on May 22, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2012).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: August 9, 2012	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.