Form 10-Q
period 2012-09-30
BREEZE-EASTERN CORP
filed 2012-11-01
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 25, 2012, the total number of outstanding shares of common stock was 9,516,193.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Breeze-Eastern Corporation (the “Company”) Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on June 12, 2012.

When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31st of that year. Thus, the Company is currently operating in its fiscal year 2013, which commenced on April 1, 2012. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

	(Unaudited) September 30, 2012	(Audited) March 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$185	$12,683
Accounts receivable (net of allowance for doubtful accounts of $291 at September 30, 2012 and $283 at March 31, 2012)	19,023	19,403
Inventories	18,527	14,631
Prepaid expenses and other current assets	1,758	759
Deferred income taxes	6,983	8,861

Total current assets	46,476	56,337

PROPERTY:
Property and equipment	18,443	18,312
Less accumulated depreciation and amortization	11,374	10,692

Property – net	7,069	7,620

OTHER ASSETS:
Deferred income taxes, net	5,714	4,567
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	1,606	1,775
Other	5,734	5,350

Total other assets	17,256	15,894

TOTAL ASSETS	$70,801	$79,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	2,464
Accounts payable – trade	6,377	5,779
Accrued compensation	2,384	2,967
Accrued income taxes	443	343
Other current liabilities	5,230	4,979

Total current liabilities	14,434	16,532

LONG-TERM DEBT, NET OF CURRENT PORTION	—	8,215

OTHER LONG-TERM LIABILITIES	16,558	16,952

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

TOTAL LIABILITIES	30,992	41,699

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock - authorized, 100,000,000 shares of $.01 par value; issued, 9,959,871 at September 30, 2012 and 9,916,855 at March 31, 2012	99	99
Additional paid-in capital	96,605	96,019
Accumulated deficit	(49,850)	(51,061)
Accumulated other comprehensive loss	(74)	(74)

Less treasury stock, at cost – 443,678 shares at September 30, 2012 and 426,704 shares at March 31, 2012	46,780 (6,971)	44,983 (6,831)

Total stockholders’ equity	39,809	38,152

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$70,801	$79,851

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$23,421	$17,880	$37,834	$36,128
Cost of sales	13,592	9,921	22,494	20,785

Gross profit	9,829	7,959	15,340	15,343

Selling, general, and administrative expenses	3,763	3,851	7,035	7,755
Engineering expense	2,511	2,063	5,980	4,348

Operating income	3,555	2,045	2,325	3,240

Interest expense	19	102	192	236
Other expense – net	21	20	46	50

Income before incomes taxes	3,515	1,923	2,087	2,954

Income tax provision	1,476	808	876	1,241

Net income	$2,039	$1,115	$1,211	$1,713

Earnings per common share:
Basic net income per share	$0.21	$0.12	$0.13	$0.18
Diluted net income per share	0.21	0.12	0.13	0.18

Weighted-average basic shares outstanding	9,499,000	9,470,000	9,496,000	9,457,000
Weighted-average diluted shares outstanding	9,540,000	9,628,000	9,549,000	9,596,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Six Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$1,211	$1,713
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write-off of engineering project development qualification units	111	—
Depreciation and amortization	746	767
Non-cash reserve accretion	201	212
Stock based compensation	464	327
Provision for losses on accounts receivable	9	14
Deferred taxes-net	731	1,124

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	371	7,041
Increase in inventories	(3,896)	(4,758)
Increase (decrease) in other assets	(1,388)	298
Increase in accounts payable	598	1,400
Decrease in accrued compensation	(602)	(779)
Increase in accrued income taxes	100	40
Decrease in other liabilities	(344)	(1,048)

Net cash (used in) provided by operating activities	(1,688)	6,351

Cash flows from investing activities:
Capital expenditures	(132)	(540)
Capitalized qualification units	—	(937)

Net cash used in investing activities	(132)	(1,477)

Cash flows from financing activities:
Payments on long-term debt	(10,679)	(821)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	1	194

Net cash used in financing activities	(10,678)	(627)

(Decrease) increase in cash	(12,498)	4,247
Cash at beginning of period	12,683	6,381

Cash at end of period	$185	$10,628

Supplemental information:
Interest payments	$74	$203
Income tax payments	45	78
Non-cash financing activity for stock option exercise	122	82

See notes to condensed consolidated financial statements.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 1.	Financial Presentation

The unaudited, Condensed Consolidated Balance Sheet, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.

NOTE 2.	Earnings (Loss) Per Share

The computation of basic earnings per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing as well as the exercise of all dilutive stock options using the treasury stock method. The diluted earnings per share is computed using the same weighted-average number of shares as the basic earnings per share computation.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,499,000	9,470,000	9,496,000	9,457,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,499,000	9,470,000	9,496,000	9,457,000
Stock options (a)	41,000	158,000	53,000	139,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,540,000	9,628,000	9,549,000	9,596,000

(a)	During the three and six month periods ended September 30, 2012, options to purchase 732,000 and 740,000 shares of common stock, respectively, and during the three and six month periods ended September 30, 2011, options to purchase 195,000 and 208,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.

NOTE 3.	Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and six month periods ended September 30, 2012, includes stock-based compensation expense of $122 net of tax, or $0.01 per diluted share, and $269 net of tax, or $0.03 per diluted share, respectively. Net income for the three and six month periods ended September 30, 2011, includes stock-based compensation expense of $111 net of tax, or $0.01 per diluted share, and $190 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new restricted stock grants are awarded.

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

The Company entered into an employment agreement with Brad Pedersen, President and Chief Executive Officer of the Company, effective May 22, 2012, and granted Mr. Pedersen a stock option to purchase 400,000 shares of common stock at an exercise price equal to the stock price of $8.10 on that date. This stock option was reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 22, 2012.

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 50,000 options granted in fiscal 2013 and all of the options granted in fiscal 2012. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2013 was $3.05 and was $2.75, $2.58, $2.72, $2.81, and $2.13 in fiscal 2012. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	2013 $3.05 value per option	2012 $2.75 value per option	2012 $2.58 value per option	2012 $2.72 value per option	2012 $2.81 value per option	2012 $2.13 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	34.0%	25.6%	25.8%	25.8%	25.4%	25.3%
Risk-free interest rate	1.2%	1.5%	1.6%	1.6%	1.9%	1.9%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0	7.0

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The remaining 350,000 options granted in fiscal 2013 had a weighted-average value per option of $1.86 at the grant date. This valuation used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

2013 $1.86 value per option
Dividend yield	0.0%
Volatility	34.0%
Risk-free interest rate	1.8%
Expected term of options (in years)	10.0
Forfeiture adjustment	0.2%
Suboptimal behavior factor	1.9

The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value (in thousands)	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	400,000	—	10	8.10
Exercised	(19,082)	35	—	6.40
Canceled or expired	(27,001)	—	—	8.11

Outstanding at September 30, 2012	1,113,494	370	7	8.18

Options exercisable at September 30, 2012	581,826	339	6	8.19
Unvested options expected to become exercisable after September 30, 2012	531,668	31	9	8.17

Shares available for future option grants at September 30, 2012 (a)	647,357

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first six months of fiscal 2013 was approximately $1. In lieu of a cash payment for stock option exercises, the Company received 14,739 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during the first six months of fiscal 2013 was approximately $35. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2013.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

During the first six months of fiscal 2013 and fiscal 2012, stock option compensation expense recorded in selling, general and administrative expenses was $368 and $147, respectively, before taxes of $154 and $62, respectively. As of September 30, 2012, there was $847 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2012	21,094	$8.54
Granted	23,934	7.52
Vested	(20,903)	8.56
Cancelled	—	—

Non-vested at September 30, 2012	24,125	7.51

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of issuance. Other than the restricted stock granted in fiscal 2012 and the first six months of fiscal 2013, outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award. Restricted stock awards granted to officers and employees in fiscal 2012 contain forfeiture and transfer restrictions that lapse after six months.

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first six months of fiscal 2013 and fiscal 2012, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $96 and $181, respectively, before taxes of $40 and $76, respectively. As of September 30, 2012, there was approximately $181 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.

NOTE 4.	Inventories

Inventories are summarized as follows:

	September 30, 2012	March 31, 2012
Finished goods	$291	$512
Work in process	8,529	6,340
Purchased and manufactured parts	12,564	10,473

	21,384	17,325
Reserve for slow moving and obsolescence	(2,857)	(2,694)

Total	$18,527	$14,631

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would have the potential to eventually be scrapped. Accordingly, the Company uses these two factors in determining the amount of the reserve.

NOTE 5.	Property, Equipment, and Related Depreciation

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are depreciated using the shorter of the estimated economic useful life or the term of the lease. Depreciation expense for the three and six month periods ended September 30, 2012 was $345 and $683, respectively, and for the three and six month periods ended September 30, 2011 was $344 and $693, respectively.

The estimated useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years

The Company classified as real estate held for sale on the condensed consolidated balance sheets a property owned in Glen Head, New York that is currently under sales contract. The sale of the property is expected to be concluded upon completion of municipal approvals and soil remediation pursuant to the remediation plan approved by the New York Department of Environmental Conservation. The net sale proceeds are expected to be $3,800. See Note 14 for a discussion of environmental matters related to this site.

NOTE 6.	Product Warranty

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2012 are summarized as follows:

Balance at March 31, 2012	$318
Warranty costs incurred	(128)
Change in estimates to pre-existing warranties	(9)
Product warranty accrual	171

Balance at September 30, 2012	$352

NOTE 7.	Other Current Liabilities

Other current liabilities consists of the following:

	September 30, 2012	March 31, 2012
Engineering project reserves	$1,772	$1,637
Environmental reserves – Note 14	1,165	1,225
Accrued medical benefits cost	735	636
Accrued commissions	758	630
Other	800	851

Total	$5,230	$4,979

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 8.	Income Taxes

Income taxes for the six month period ended September 30, 2012 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At September 30, 2012, the Company has federal and state net operating loss carry forwards, or NOLs, of approximately $6,936 and $333, respectively, which are due to expire in fiscal 2025 through fiscal 2030 and fiscal 2017, respectively. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At September 30, 2012, the current deferred tax assets are $6,983, and non-current deferred tax assets are $5,714. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for federal and state purposes.

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

At September 30, 2012, the Company had no unrecognized tax benefits for uncertain tax positions.

NOTE 9.	Long-Term Debt Payable to Banks

Long-term debt, including current maturities, consists of the following:

	September 30, 2012	March 31, 2012
Senior Credit Facility	$—	$10,679
Less current maturities	—	2,464

Total long-term debt, net of current maturities	$—	$8,215

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

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. During the first six months of fiscal 2013, the Senior Credit Facility had a blended

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate before the term loan pre-payment of $10,679 discussed above. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At September 30, 2012, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in fiscal 2011. At September 30, 2012, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

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

•

Level 2- Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•

Level 3- Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

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

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $235 and $410, respectively, for the three and six month periods ended September 30, 2012 and $239 and $405, respectively, for the three and six month periods ended September 30, 2011.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,091 and $3,207 as of September 30, 2012 and March 31, 2012, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest cost	$9	$11	$17	$19
Amortization of net (gain) loss	2	6	4	7

Net periodic cost	$11	$17	$21	$26

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest cost	$34	$45	$69	$85
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$34	$45	$69	$85

NOTE 12.	Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its trade receivables. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2012, the Company had no other significant concentrations of credit risk.

NOTE 13.	New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The update simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. The amendments allow a company the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. A company electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless such company determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. Under former guidance (ASC Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill), a company was required to test an indefinite-lived intangible asset for impairment on at least an annual basis by

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

comparing the fair value of the asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeded its fair value, an impairment loss was recognized in an amount equal to the difference. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No.2011-05. The amendments in this update supersede certain pending paragraphs in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the Board time to re-deliberate on the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. The adoption of this guidance had no material impact on the Company’s financial position, results of operations, or cash flows. The other comprehensive income is a de minimus amount and is disclosed in the stockholders’ equity section of the balance sheet.

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

At September 30, 2012 and March 31, 2012 the aggregate environmental liability was $13,193 and $13,535, respectively, included in other current liabilities and other long term liabilities on the balance sheet, before cost-sharing of approximately $1,463 and $1,500 at September 30, 2012 and March 31, 2012, respectfully, that is classified mostly as a non-current asset.

In the first six months of fiscal 2013 and fiscal 2012, the Company spent $544 and $518, respectively, on environmental costs, and for the entire fiscal 2012, the Company spent $1,177. The Company has a detailed plan to manage its environmental exposure for each of its properties. Based on this plan, the Company anticipates spending $1,225 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

There are other properties that have a combined environmental liability of $4,077 at September 30, 2012. In addition, the Company had accrued $100 in estimated costs related to four environmental proceedings in which the Company had been named as a potentially responsible party. The Company deemed that its potential liabilities related to these matters are now resolved and does not anticipate any future costs.

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (NYDEC). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,365 for the Glen Head site at September 30, 2012. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

The Company is administering a settlement, concluded in the first quarter of fiscal 2000, under which the U.S. Government pays 50% of the ongoing direct and indirect environmental costs for the Fed Labs site subject to the 1999 Consent Order. The U.S. Government cost-sharing receivable is classified primarily as other assets on the balance sheet. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the U.S. Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The Company is currently party to a tolling agreement with the Federal Government with the remainder of the Federal Labs site while negotiating a cost-sharing arrangement subject to the 2003 Consent Order. There can be no assurance the Company will be successful in these negotiations or any litigation seeking to enforce its rights to contribution or indemnification from the Federal Government. The Company’s environmental liability reserves are not reduced for any potential cost-sharing payments.

At September 30, 2012, the environmental liability reserve at Federal Labs was $5,750. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

Our products and related services aggregate into one reportable segment - sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales of 10% or more of total revenues derived from four customers for the three and six month periods ended September 30, 2012 and September 30, 2011 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Customer A	17%	27%	22%	30%
Customer B	15	29	15	24
Customer C	13	17	15	12
Customer D	17	10	11	11

Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2012 and September 30, 2011:

	Three Months Ended		Six Months Ended
Location	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
United States	$14,246	$10,802	$23,062	$24,341
England	1,910	2,495	2,568	2,893
Italy	1,778	628	3,628	1,445
Other European countries	1,233	719	1,920	1,389
Pacific and Far East	1,104	1,206	1,558	1,528
Other international	3,150	2,030	5,098	4,532

Total	$23,421	$17,880	$37,834	$36,128

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 16.	Subsequent Events

Management has evaluated all events occurring through the date that the unaudited Condensed Consolidated Financial Statements have been issued, and has determined that there are no such events that are material to the unaudited Condensed Consolidated Financial Statements, or all such material events have been fully disclosed.

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

We based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the U.S. defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012, as filed with the SEC on June 12, 2012, and under and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

As our original equipment manufacturer (“OEM”) customers’ development timetables have been extended, we have experienced corresponding product development schedule slippage and increased investment. In May 2012 a customer informed us that the customer would seek an alternative solution for a product we were developing. We continue to provide other products and services to this customer. Other than this, we have not seen any program cancellations. Developing the Airbus A400M military transport aircraft has taken longer than was originally expected, but flight testing is now underway, and we expect revenues related to this project starting in calendar 2013. Our engineering expense is reported net of reimbursements from Airbus, and we anticipate gross engineering costs to continue at a high level.

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

We discuss segment information in Note 15 of our “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Item 1 of Part I of this report.

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

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

	Three Months Ended		Increase/(Decrease)
	September 30, 2012	September 30, 2011	$	%
Products	$18,454	$13,474	$4,980	37.0%
Services	4,967	4,406	561	12.7

Net sales	23,421	17,880	5,541	31.0

Products	10,506	7,041	3,465	49.2
Services	3,086	2,880	206	7.2

Cost of sales	13,592	9,921	3,671	37.0

Gross profit	9,829	7,959	1,870	23.5
As a % of net sales	42.0%	44.5%	N/A	(2.5	)% Pt

Selling, general, and administrative expenses	3,763	3,851	(88)	(2.3)%
Engineering expense	2,511	2,063	448	21.7

Operating income	3,555	2,045	1,510	73.8

Interest expense	19	102	(83)	(81.4)

Income tax provision	1,476	808	668	82.7
Effective tax rate	42.0%	42.0%	N/A	0.0	% Pt

Net income	$2,039	$1,115	$924	82.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Net Sales. Fiscal 2013 second quarter net sales of $23,421 were $5,541, or 31.0%, above net sales of $17,880 in the fiscal 2012 second quarter.

Fiscal 2013 second quarter products sales of $18,454 were $4,980, or 37.0%, above prior year due to greater new equipment hoist & winch volume to the U.S. military. Having a lesser impact were higher new equipment hoist & winch sales to Asia and higher cargo hook sales, partly offset by lower spare parts volume to the U.S. military and to international customers.

Fiscal 2013 second quarter services sales of $4,967 were higher by $561, or 12.7%, compared with the prior year primarily due to increased overhaul & repair sales, partly offset by lower engineering weapons handling sales.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2013 revenues will be consistent with this pattern.

Cost of Sales. Products cost of sales of $10,506 in the fiscal 2013 second quarter were $3,465, or 49.2%, above the same period in fiscal 2012 primarily due to higher new production volume. Cost of services provided of $3,086 in the fiscal 2013 second quarter was $206, or 7.2%, higher than the prior year due primarily to higher overhaul & repair volume. In the fiscal 2013 second quarter, manufacturing overhead was under-absorbed by $132, or 0.6% of sales. In the prior year, over-absorbed overhead was $27, or 0.2% of sales. The absorption split between products and services was 45% and 55%, respectively.

Gross profit. Gross profit of $9,829 in the fiscal 2013 second quarter was $1,870, or 23.5%, above the same period in fiscal 2012. The increase is due to higher sales volume in new products. As a percent of sales, the gross profit margin was 42.0% for the fiscal 2013 second quarter compared with 44.5% for the prior year. Gross profit as a percent of sales declined due to the higher proportion of new production sales and under-absorbed manufacturing overhead, partially offset by improved spare parts and overhaul & repair margins.

Operating Expenses. Total operating expenses were $6,274, or 26.8% of net sales, in the second quarter of fiscal 2013 compared with $5,914 or 33.1% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,763 in the fiscal 2013 second quarter compared with $3,851 in the second quarter of fiscal 2012, a decrease of $88. The decrease was primarily due to lower information technology costs from last year’s insourcing transition, and to lower sales commissions from a prior-year catch-up adjustment. These decreases were partly offset by CEO transition costs in fiscal 2013. As a percent of sales, SG&A was 16.1% in the fiscal 2013 second quarter versus 21.5% in the comparable period last year. The decrease as a percent of sales is primarily due to the higher sales in the 2013 fiscal second quarter and also to lower SG&A costs.

Engineering expenses were $2,511 in the second quarter of fiscal 2013 compared with $2,063 in the second quarter of fiscal 2012. The increase is due to not receiving any Airbus cost reimbursement in the fiscal 2013 second quarter. Reimbursements from Airbus reduced engineering expenses in last year’s fiscal second quarter by $800. The dollar level of engineering expenses reflects continued new product development for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K, and we anticipate total gross engineering costs to continue at a high level through fiscal 2013 and into fiscal 2014.

Interest Expense. Interest expense was $19 during the second quarter of fiscal 2013 versus $102 in the second quarter of fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which significantly reduced interest expense. Interest expense in the second quarter of fiscal 2013 primarily reflects amortization of capitalized debt acquisition costs for the revolver debt availability and unused revolver fees.

Income tax provision. Income tax expense was $1,476 in the second quarter of fiscal 2013 versus $808 in the second quarter of fiscal 2012, reflecting higher pretax income in the current quarter. Income taxes for the three month periods ended September 30, 2012 and September 30, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Net Income. Net income was $2,039, or $0.21 per diluted share, in the fiscal 2013 second quarter compared with $1,115, or $0.12 per diluted share, in the same period in fiscal 2012. The increase is due to the higher gross profit resulting from sales growth and to lower SG&A expenses, partly offset by higher net engineering costs due to no cost reimbursement this quarter.

New Orders. New products and services orders received during the three months ended September 30, 2012 increased by 96.1% to $30,619 compared with $15,614 during the three months ended September 30, 2011. The increase was due primarily to new equipment from booking Multi-Year VIII (Sikorsky contract with the U.S. Government) and also to increases in overhaul & repair, engineering, and spare parts.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $41,159 at September 30, 2012 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at September 30, 2012 was $118,752 compared with $111,184 at March 31, 2012, and $124,232 at September 30, 2011. The backlog at September 30, 2012, March 31, 2012, and September 30, 2011 include $71,466, $71,343, and $71,343, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2013.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.3 for the fiscal 2013 second quarter and 0.9 for the fiscal 2012 second quarter.

Six Months Ended September 30, 2012 Compared with Six Months Ended September 30, 2011

	Six Months Ended		Increase/(Decrease)
	September 30, 2012	September 30, 2011	$	%
Products	$29,154	$27,366	$1,788	6.5%
Services	8,680	8,762	(82)	(0.9)

Net sales	37,834	36,128	1,706	4.7

Products	17,127	15,031	2,096	13.9
Services	5,367	5,754	(387)	(6.7)

Cost of sales	22,494	20,785	1,709	8.2

Gross profit	15,340	15,343	(3)	0.0
As a % of net sales	40.6%	42.5%	N/A	(1.9	)% Pt

Selling, general, and administrative expenses	7,035	7,755	(720)	(9.3)%
Engineering expense	5,980	4,348	1,632	37.5

Operating income	2,325	3,240	(915)	(28.2)

Interest expense	192	236	(44)	(18.6)

Income tax provision	876	1,241	(365)	(29.4)
Effective tax rate	42.0%	42.0%	N/A	0.0	% Pt

Net income	$1,211	$1,713	$(502)	(29.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Net Sales. Fiscal 2013 first six months net sales of $37,834 increased by $1,706, or 4.7%, from net sales of $36,128 in the first six months of fiscal 2012.

Product sales in the first six months of fiscal 2013 were $29,154, an increase of $1,788, or 6.5%, from $27,366 in the corresponding prior year period. The increase is primarily due to increased new equipment volume to the U.S. military, partly offset by lower spare parts volume because the prior-year period included large spare parts sales to the U.S. military.

Service sales in the first six months of fiscal 2013 were $8,680, a decrease of $82, or 0.9%, from $8,762 in the corresponding prior year period as higher overhaul & repair volume was more than offset by lower engineering weapons handling volume.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2012 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe fiscal 2013 revenues will be consistent with this pattern.

Cost of Sales. Products cost of sales of $17,127 in the fiscal 2013 first six months were 13.9% higher than the prior year primarily due to higher new equipment sales. Cost of services provided of $5,367 in the fiscal 2013 first six months were $387 lower than the prior year due to lower engineering sales.

Manufacturing overhead was under-absorbed by $257, or 0.7% of sales in the first six months of fiscal 2013. This under-absorption was approximately split between products at 45% and services at 55%.

The prior year included under-absorbed overhead of $78, or 0.2% of sales. This under-absorption was approximately split between products at 40% and services at 60%.

Gross profit. Gross profit of $15,340 in the fiscal 2013 first six months was essentially even with the same period in fiscal 2012. As a percent of sales, the gross profit margin was 40.6% for the fiscal 2013 first six months compared with 42.5% for the prior year. Gross profit as a percent of sales declined due to the unfavorable mix in new production sold to the U.S. Government and large OEMs in hoist & winch and weapons handling, partially offset by improved overhaul & repair and spare parts margins.

Operating Expenses. Total operating expenses were $13,015, or 34.4% of net sales, in the first six months of fiscal 2013 compared with $12,103 or 33.5% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $7,035 in the fiscal 2013 first six months compared with $7,755 in the first six months of fiscal 2012, a decrease of $720. The decrease is primarily due to an accrual reversal in the first quarter of 2013 for fiscal 2012 incentive compensation, business strategy development costs incurred during the first three months of fiscal 2012 that were not incurred in the first three months of fiscal 2013, lower information technology costs from last year’s insourcing transition, and lower sales commissions from a prior-year catch-up adjustment. These decreases were partly offset by CEO transition costs in fiscal 2013. As a percent of sales, SG&A was 18.6% in the fiscal 2013 first six months versus 21.5% in the comparable period last year.

Engineering expenses were $5,980 in the first six months of fiscal 2013 compared with $4,348 in the first six months of fiscal 2012. The increase is primarily due to not receiving any Airbus cost reimbursement in the fiscal 2013 first six months. Reimbursements from Airbus reduced engineering expenses in last year’s first six months by $1,316. The dollar level of engineering expenses reflects continued new product development for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K, and we anticipate total gross engineering costs to continue at a high level through fiscal 2013 and into fiscal 2014.

Interest Expense. Interest expense was $192 in the fiscal 2013 first six months versus $236 in fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs in the fiscal 2013 first quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Income tax provision. Income tax expense was $876 in the first six months of fiscal 2013 versus $1,241 in the first six months of fiscal 2012. The decrease is due to lower pre-tax income due primarily to higher net engineering costs which were partly offset by lower selling, general and administrative expenses. Income taxes for the six month periods ended September 30, 2012 and September 30, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $1,211, or $0.13 per diluted share, in the fiscal 2013 first six months compared with $1,713, or $0.18 per diluted share, in the same period in fiscal 2012. The decrease in net income resulted primarily from the higher net engineering costs, which was partly offset by lower SG&A expenses.

New Orders. New products and services orders received during the six months ended September 30, 2012 increased 55.4% to $45,402 compared with $29,209 during the six months ended September 30, 2011. The increase was due primarily to new equipment from booking Multi-Year VIII from Sikorsky and a U.S. Military order in the fiscal 2013 second quarter and also to increases in overhaul & repair, engineering, and spare parts.

Backlog

The book to bill ratio for the first six months of fiscal 2013 was 1.2 compared with 0.8 for the first six months of fiscal 2012. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Senior Credit Facility is discussed in Note 9 of the “Notes to Unaudited Consolidated Financial Statements” contained elsewhere in this report.

The Senior Credit Facility expires in August, 2013, and we are currently evaluating debt financing and capital structure options including a new senior credit facility.

In fiscal 2011 and fiscal 2012 we accelerated term-loan payments by making a total of five quarterly term-loan pre-payments totaling $4,107. During the first quarter of fiscal 2013, due to our strong cash position and to gain additional flexibility on our fixed-charge debt covenant, we pre-paid our entire term loan balance of $10,679, of which $6,571 would become due when the term loan expired in August, 2013. We believe we have adequate cash flow and revolver debt availability to meet our operating needs.

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former parent company’s facilities that were never required for our current operations. In fiscal 2013, we anticipate spending approximately $1,225 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve and will not impact income.

Working Capital

Net working capital at September 30, 2012 was $32,042, a decrease of $7,763, versus $39,805 at March 31, 2012. The ratio of current assets to current liabilities was 3.2:1.0 at September 30, 2012 compared with 3.4:1.0 at the beginning of fiscal 2013. The net working capital decrease resulted primarily from pre-paying the term loan balance of $10,679 remaining under our

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Senior Credit Facility, of which $8,215 was classified as long-term debt. Other significant working capital changes were a $1,878 decrease in deferred income tax assets from NOL utilization and a $3,896 increase in inventory to prepare for shipments scheduled in the third and fourth quarters of fiscal 2013 and to improve customer service with better overhaul & repair turnaround time and product delivery.

The accounts receivable days outstanding decreased to 58.1 days at September 30, 2012, from 61.3 days at September 30, 2011. Inventory turnover increased to 2.5 turns at September 30, 2012 versus 1.9 turns at September 30, 2011. Inventory turns are higher due to the higher fiscal second quarter sales which reduced inventory levels for reasons previously discussed.

Capital Expenditures

Capital expenditures for the six months ended September 30, 2012 and 2011 were $132 and $540, respectively. Spending for the first six months of both fiscal 2013 and fiscal 2012 was for production test equipment and information technology capital. Capitalized qualification units for the six months ended September 30, 2011 was $937. We did not capitalize any qualification units for the six-month period ended September 30, 2012.

Senior Credit Facility

The Senior Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Interest Rate Swap

The Interest Rate Swap is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

TAX BENEFITS FROM NET OPERATING LOSSES

The Tax Benefits from Net Operating Losses is discussed in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,006	$1,076	$2,003	$1,848	$2,079

Purchase obligations (a)	—	—	—	—	—

Total	$7,006	$1,076	$2,003	$1,848	$2,079

(a)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters – At September 30, 2012 and March 31, 2012 the aggregate environmental liability was $13,193 and $13,535, respectively. The liability is classified in other current liabilities and other long-term liabilities on the balance sheet. Separately, environmental cost-sharing with third parties of approximately $1,463 and $1,500 at September 30, 2012 and March 31, 2012, respectfully, is classified mostly as a non-current asset.

In the first six months of fiscal 2013 and fiscal 2012, we spent $544 and $518, respectively, on environmental costs, and for the entire fiscal 2012, we spent $1,177. We have a detailed plan to manage our environmental exposure on each of our properties. Based on this plan, we anticipate spending $1,228 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

Environmental matters are discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation – Litigation is discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 13 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

At September 30, 2012, we had no borrowings under our Senior Credit Facility.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first six months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the financial position, results of operations, or cash flows in future periods.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2012 as filed with the SEC on June 12, 2012 and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.

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

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: November 1, 2012	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.