Form 10-Q
period 2012-12-31
BREEZE-EASTERN CORP
filed 2013-01-31
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of January 18, 2013, the total number of outstanding shares of common stock was 9,522,526.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Breeze-Eastern Corporation (the “Company”) Annual Report on Form 10-K filed for the fiscal year ended March 31, 2012, as filed with the Securities and Exchange Commission (“SEC”) on June 12, 2012.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) December 31, 2012	(Audited) March 31, 2012
CURRENT ASSETS:
Cash	$9,833	$12,683
Accounts receivable (net of allowance for doubtful accounts of $288 at December 31, 2012 and $283 at March 31, 2012)	10,004	19,403
Inventories	20,783	14,631
Prepaid expenses and other current assets	1,814	759
Deferred income taxes	6,339	8,861

Total current assets	48,773	56,337

PROPERTY:
Property and equipment	18,577	18,312
Less accumulated depreciation and amortization	11,725	10,692

Property – net	6,852	7,620

OTHER ASSETS:
Deferred income taxes, net	5,238	4,567
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units-net	1,591	1,775
Other	5,851	5,350

Total other assets	16,882	15,894

TOTAL ASSETS	$72,507	$79,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	2,464
Accounts payable – trade	5,497	5,779
Accrued compensation	3,292	2,967
Accrued income taxes	214	343
Other current liabilities	5,993	4,979

Total current liabilities	14,996	16,532

LONG-TERM DEBT, NET OF CURRENT PORTION	—	8,215

OTHER LONG-TERM LIABILITIES	15,807	16,952

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

TOTAL LIABILITIES	30,803	41,699

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 9,966,204 at December 31, 2012 and 9,916,855 at March 31, 2012	99	99
Additional paid-in capital	96,790	96,019
Accumulated deficit	(48,140)	(51,061)
Accumulated other comprehensive loss	(74)	(74)

	48,675	44,983
Less treasury stock, at cost – 443,678 shares at December 31, 2012 and 426,704 shares at March 31, 2012	(6,971)	(6,831)

Total stockholders’ equity	41,704	38,152

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$72,507	$79,851

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net sales	$20,170	$19,599	$58,004	$55,727
Cost of sales	11,540	11,644	34,034	32,429

Gross profit	8,630	7,955	23,970	23,298

Selling, general, and administrative expenses	3,910	3,883	10,945	11,638
Engineering expense	1,733	2,127	7,713	6,475

Operating income	2,987	1,945	5,312	5,185

Interest expense	17	80	209	316
Other expense – net	22	39	68	89

Income before incomes taxes	2,948	1,826	5,035	4,780

Income tax provision	1,239	767	2,115	2,008

Net income	$1,709	$1,059	$2,920	$2,772

Earnings per common share:
Basic net income per share	$0.18	$0.11	$0.31	$0.29
Diluted net income per share	0.18	0.11	0.31	0.29

Weighted-average basic shares outstanding	9,518,000	9,489,000	9,503,000	9,468,000
Weighted-average diluted shares outstanding	9,592,000	9,598,000	9,563,000	9,597,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income	$2,920	$2,772
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write-off of engineering project development qualification units	111	—
Depreciation and amortization	1,113	1,135
Non-cash reserve accretion	299	317
Stock based compensation	609	535
Provision for losses on accounts receivable	13	16
Deferred taxes-net	1,851	1,924

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	9,386	2,700
Increase in inventories	(6,152)	(5,832)
(Increase) decrease in other assets	(1,563)	496
(Decrease) increase in accounts payable	(282)	634
Increase (decrease) in accrued compensation	306	(91)
(Decrease) increase in accrued income taxes	(129)	19
Decrease in other liabilities	(429)	(346)

Net cash provided by operating activities	8,053	4,279

Cash flows from investing activities:
Capital expenditures	(265)	(627)
Capitalized qualification units	—	(1,638)

Net cash used in investing activities	(265)	(2,265)

Cash flows from financing activities:
Payments on long-term debt	(10,679)	(821)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	41	194

Net cash used in financing activities	(10,638)	(627)

(Decrease) increase in cash	(2,850)	1,387
Cash at beginning of period	12,683	6,381

Cash at end of period	$9,833	$7,768

Supplemental information:
Interest payments	$83	$253
Income tax payments	460	171
Non-cash financing activity for stock option exercise	122	82

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Basic Earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,518,000	9,489,000	9,503,000	9,468,000

Diluted Earnings per Common Share:
Weighted-average common shares outstanding	9,518,000	9,489,000	9,503,000	9,468,000
Stock options (a)	74,000	109,000	60,000	129,000

Weighted-average common shares outstanding for diluted earnings per share calculation	9,592,000	9,598,000	9,563,000	9,597,000

(a)	During the three and nine month periods ended December 31, 2012, options to purchase 727,000 and 735,000 shares of common stock, respectively, and during the three and nine month periods ended December 31, 2011, options to purchase 376,000 and 264,000 shares of common stock, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share.

NOTE 3.	Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC”) 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and nine month periods ended December 31, 2012, includes stock-based compensation expense of $84 net of tax, or $0.01 per diluted share, and $353 net of tax, or $0.04 per diluted share, respectively. Net income for the three and nine month periods ended December 31, 2011, includes stock-based compensation expense of $121 net of tax, or $0.01 per diluted share, and $311 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new restricted stock grants are awarded.

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

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 61,000 options granted in fiscal 2013 and all of the options granted in fiscal 2012. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2013 was $3.02 and $3.05 and was $2.75, $2.58, $2.72, $2.81, and $2.13 in fiscal 2012. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	2013 $3.02 value per option	2013 $3.05 value per option	2012 $2.75 value per option	2012 $2.58 value per option	2012 $2.72 value per option	2012 $2.81 value per option	2012 $2.13 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	35.5%	34.0%	25.6%	25.8%	25.8%	25.4%	25.3%
Risk-free interest rate	1.2%	1.2%	1.5%	1.6%	1.6%	1.9%	1.9%
Expected term of options (in years)	7.0	7.0	7.0	7.0	7.0	7.0	7.0

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value (in thousands)	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price

Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	411,000	—	10	8.09
Exercised	(25,415)	162	—	6.39

Canceled or expired	(32,001)	—	—	8.55

Outstanding at December 31, 2012	1,113,161	740	7	8.17

Options exercisable at December 31, 2012	607,159	625	6	8.20
Unvested options expected to become exercisable after December 31, 2012	506,002	114	9	8.14

Shares available for future option grants at December 31, 2012 (a)	641,357

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first nine months of fiscal 2013 was approximately $41. In lieu of a cash payment for stock option exercises, the Company received 14,739 shares of common stock, which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during the first nine months of fiscal 2013 was approximately $35. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2013.

During the first nine months of fiscal 2013 and fiscal 2012, stock option compensation expense recorded in selling, general and administrative expenses was $468 and $237, respectively, before taxes of $196 and $99, respectively. As of December 31, 2012, there was $762 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately three years.

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plans. Under the 1999, 2004, 2006 and 2012 Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

A summary of restricted stock award activity under all plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value

Non-vested at March 31, 2012	21,094	$8.54
Granted	23,934	7.52
Vested	(20,903)	8.56
Cancelled	—	—

Non-vested at December 31, 2012	24,125	7.51

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of issuance. Other than the restricted stock granted in fiscal 2012 and the first nine months of fiscal 2013, outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award. Restricted stock awards granted to officers and employees in fiscal 2012 contain forfeiture and transfer restrictions that lapse after six months.

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first nine months of fiscal 2013 and fiscal 2012, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $141 and $299, respectively, before taxes of $59 and $125, respectively. As of December 31, 2012, there was approximately $181 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of less than one year.

NOTE 4.	Inventories

Inventories are summarized as follows:

	December 31, 2012	March 31, 2012

Finished goods	$494	$512
Work in process	8,618	6,340
Purchased and manufactured parts	14,710	10,473

	23,822	17,325
Reserve for slow moving and obsolescence	(3,039)	(2,694)

Total	$20,783	$14,631

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

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are depreciated using the shorter of the estimated economic useful life or the term of the lease. Depreciation expense for the three and nine month periods ended December 31, 2012 was $350 and $1,033, respectively, and for the three and nine month periods ended December 31, 2011 was $358 and $1,051, respectively.

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

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2012 are summarized as follows:

Balance at March 31, 2012	$318
Warranty costs incurred	(170)
Change in estimates to pre-existing warranties	(9)
Product warranty accrual	208

Balance at December 31, 2012	$347

NOTE 7.	Other Current Liabilities

Other current liabilities consists of the following:

	December 31, 2012	March 31, 2012
Engineering project reserves	$1,881	$1,637
Environmental reserves – Note 14	1,706	1,225
Accrued medical benefits cost	938	636
Accrued commissions	591	630
Other	877	851

Total	$5,993	$4,979

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 8.	Income Taxes

Income taxes for the nine month period ended December 31, 2012 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At December 31, 2012, the Company has federal net operating loss carry forwards, or NOLs, of approximately $2,583, which are due to expire in fiscal 2030. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance of $265 was established in a prior year relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At December 31, 2012, the current deferred tax assets are $6,339, and non-current deferred tax assets are $5,238. If the Company does not generate adequate taxable earnings, some or all of our deferred tax assets may not be realized. Additionally, changes to the federal and state income tax laws also could impact our ability to use the NOLs. In such cases, the Company may need to revise the valuation allowance established related to deferred tax assets for federal and state purposes.

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

At December 31, 2012, the Company had no unrecognized tax benefits for uncertain tax positions.

NOTE 9.	Long-Term Debt Payable to Banks

Long-term debt, including current maturities, consists of the following:

	December 31, 2012	March 31, 2012

Senior Credit Facility	$—	$10,679
Less current maturities	—	2,464

Total long-term debt, net of current maturities	$—	$8,215

Senior Credit Facility - The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan had quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. In June of 2012, the Company paid in full the term loan by pre-paying the total amount remaining of $10,679.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. During the first nine months of fiscal 2013, the Senior Credit Facility had a blended interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate before the

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

term loan pre-payment of $10,679 discussed above. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At December 31, 2012, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in fiscal 2011. At December 31, 2012, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1 - Unadjusted quoted prices for identical assets or liabilities in active markets;

•

Level 2 - Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

•

Level 3 - Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

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

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $222 and $632, respectively, for the three and nine month periods ended December 31, 2012 and $215 and $620, respectively, for the three and nine month periods ended December 31, 2011.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,178 and $3,207 as of December 31, 2012 and March 31, 2012, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest cost	$8	$9	$25	$28
Amortization of net (gain) loss	1	4	5	11

Net periodic cost	$9	$13	$30	$39

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest cost	$36	$40	$105	$125
Amortization of net (gain) loss	—	—	—	—

Net periodic cost	$36	$40	$105	$125

NOTE 12.	Concentration of Credit Risks of Financial Instruments

The Company is subject to concentration of credit risk primarily with its cash and trade receivables. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of December 31, 2012, the Company had no other significant concentrations of credit risk.

NOTE 13.	New Accounting Standards

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-04, Technical Corrections and Improvements. In November 2010, the FASB Chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements. This ASU also includes amendments that identify

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB Statement No. 123 (revised 2004), Share-Based Payment, and the third definition originating from FASB Statement No. 157, Fair Value Measurements, remain.

The Conforming Amendments to U.S. GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to-market to subsequently measure at fair value). The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them.

The amendments in this ASU that will not have transition guidance will be effective upon issuance. The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

NOTE 14.	Contingencies and Legacy Environmental Commitments

Environmental Matters

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several former facilities that were never required for its current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, the former parent Company. Environmental cleanup activities usually span several years, which make estimating liabilities a matter of judgment because of various factors, including changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors as well as studies and reports by external environmental consultants to estimate the amount and timing of any future costs that may be required for remediation actions. The Company follows Accounting Standards Codification (“ASC”) 450, “Contingencies”, in recording and disclosing environmental liabilities and records a liability for its best estimate of remediation costs. Because the Company believes it has a more-definitive best estimate of the environmental liability, the Company does not calculate a range in accordance with ASC 450.

At December 31, 2012 and March 31, 2012 the aggregate environmental liability was $12,896 and $13,535, respectively, included in other current liabilities and other long term liabilities on the balance sheet, before cost-sharing of approximately $1,472 and $1,500 at December 31, 2012 and March 31, 2012, respectfully, that is classified mostly as a non-current asset.

In the first nine months of fiscal 2013 and fiscal 2012, the Company spent $939 and $778, respectively, on environmental costs, and for the entire fiscal 2012, the Company spent $1,177. The Company has a detailed plan to manage its environmental exposure for each of its properties. Based on this plan, the Company anticipates spending $1,225 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

There are other properties that have a combined environmental liability of $3,937 at December 31, 2012. In addition, the Company had accrued $100 in estimated costs related to four environmental proceedings in which the Company had been named as a potentially responsible party. The Company deemed that its potential liabilities related to these matters are now resolved and does not anticipate any future costs.

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (NYDEC). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,299 for the Glen Head site at December 31, 2012. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

At December 31, 2012, the environmental liability reserve at Federal Labs was $5,660. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Litigation

The Company is also engaged in various other legal proceedings incidental to its business. It is the opinion of management that, after taking into consideration information furnished by its counsel, these matters will have no material effect on the Company’s financial position or the results of operations or cash flows in future periods.

NOTE 15.	Segment, Geographic Location, and Customer Information

Our products and related services aggregate into one reportable segment - sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales of 10% or more of total revenues were derived from two and three customers for the three and nine month periods ended December 31, 2012 respectively, and four customers for the three and nine month periods ended December 31, 2011 are summarized as follows.

	Three Months Ended			Nine Months Ended
	December 31, 2012		December 31, 2011	December 31, 2012		December 31, 2011
Customer A	43%		29%	25%		29%
Customer B	18		20	21		23
Customer C		*	13	13		12
Customer D		*	15		*	12

*	Represents less than 10% of net sales.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Net sales below show the geographic location of customers for the three and nine month periods ended December 31, 2012 and December 31, 2011:

	Three Months Ended		Nine Months Ended
Location	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
United States	$14,730	$11,659	$37,792	$36,000
England	1,230	880	3,798	3,773
Italy	966	2,038	4,594	3,483
Other European countries	1,117	766	3,037	2,155
Pacific and Far East	603	1,872	2,161	3,400
Other international	1,524	2,384	6,622	6,916

Total	$20,170	$19,599	$58,004	$55,727

NOTE 16.	Subsequent Events

On January 14, 2013, the Company announced it had entered into an amendment to the Company’s shareholder rights plan (the “Rights Plan”) increasing the threshold by which the rights are triggered from 10% to 12.5%. The Rights Plan was adopted to ensure the fair treatment of all shareholders in connection with any take-over bid for the common stock of the Company. The Rights Plan seeks to provide shareholders with adequate time to properly assess a take-over bid without undue pressure. It also is intended to provide the Company’s Board of Directors with time to fully consider an unsolicited take-over bid and, if appropriate, to take requisite action to maximize shareholder value.

The amendment to the Rights Plan was unanimously approved by the Board of Directors. It was not adopted in response to any proposal to acquire control of the Company. The Board of Directors has deemed the amendment to be in the best interests of the Company because it enables stockholders to acquire up to 12.5% of the Company’s outstanding shares without meaningfully diminishing the protections of the Rights Plan. In the event that the Company’s risk of an adverse take-over bid increases in the future, the Company will assess whether further modifications to the Rights Plan are in the best interests of the Company.

Management has evaluated all events occurring through the date that the unaudited Condensed Consolidated Financial Statements have been issued, and has determined that all such events that are material to the unaudited Condensed Consolidated Financial Statements have been fully disclosed.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” – that is, statements related to future, not past, events. In this context, forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “see,” or “will.” These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under the caption “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2012.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements, as they speak only as of the date made. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, and CASA C-295. In addition, we have a contract with Airbus to develop and produce three products for the new cargo positioning and restraint system for the A400M cargo aircraft and expect to be the sole supplier of these products. We anticipate delivery beginning in the later part of the 2013 calendar year.

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

CRITICAL ACCOUNTING POLICIES

Information regarding our critical accounting policies is provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2012, as filed with the SEC on June 12, 2012, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Results of Operations

Three Months Ended December 31, 2012 Compared with Three Months Ended December 31, 2011

	Three Months Ended		Increase/(Decrease)
	December 31, 2012	December 31, 2011	$	%

Products	$15,494	$14,010	$1,484	10.6%
Services	4,676	5,589	(913)	(16.3)

Net sales	20,170	19,599	571	2.9

Products	8,536	8,075	461	5.7
Services	3,004	3,569	(565)	(15.8)

Cost of sales	11,540	11,644	(104)	(0.9)

Gross profit	8,630	7,955	675	8.5
As a % of net sales	42.8%	40.6%	N/A	2.2	%Pt

Selling, general, and administrative expenses	3,910	3,883	27	0.7%
Engineering expense	1,733	2,127	(394)	(18.5)

Operating income	2,987	1,945	1,042	53.6

Interest expense	17	80	(63)	(78.8)

Income tax provision	1,239	767	472	61.5
Effective tax rate	42.0%	42.0%	N/A	0.0	%Pt

Net income	$1,709	$1,059	$650	61.4%

Net Sales. Fiscal 2013 third quarter net sales of $20,170 were $571, or 2.9%, above net sales of $19,599 in the fiscal 2012 third quarter.

Fiscal 2013 third quarter products sales of $15,494 were $1,484, or 10.6%, above prior year due to greater new equipment hoist & winch and spare parts cargo hook volume to the U.S. military. Fiscal 2013 third quarter services sales of $4,676 were lower by $913, or 16.3%, compared with the prior year due to overhaul & repair for the US Military and engineering weapons handling.

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

Cost of Sales. Products cost of sales of $8,536 in the fiscal 2013 third quarter were $461, or 5.7%, above the same period in fiscal 2012 due to higher new production and spare parts volume. Cost of services provided of $3,004 in the fiscal 2013 third quarter was $565, or 15.8%, lower than the prior year due to reduced overhaul & repair and engineering volume. In the fiscal 2013 third quarter, manufacturing overhead was over-absorbed by $201, or 1.0% of sales. In the prior year, under-absorbed overhead was $109, or 0.6% of sales. The absorption split between products and services was approximately 40% and 60%, respectively.

Gross profit. Gross profit of $8,630 in the fiscal 2013 third quarter was $675, or 8.5%, above the same period in fiscal 2012. The increase is due to higher products sales volume. As a percent of sales, the gross profit margin was 42.8% for the fiscal 2013 third quarter compared with 40.6% for the prior year. Gross profit as a percent of sales increased due to higher spare parts volume and margins and to over-absorbed manufacturing overhead, partially offset by lower overhaul & repair margins.

Operating Expenses. Total operating expenses were $5,643, or 28.0% of net sales, in the third quarter of fiscal 2013 compared with $6,010 or 30.7% of net sales in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $3,910 in the fiscal 2013 third quarter compared with $3,883 in the third quarter of fiscal 2012, essentially even. As a percent of sales, SG&A was 19.4% in the fiscal 2013 third quarter versus 19.8% in the comparable period last year.

Engineering expenses were $1,733 in the third quarter of fiscal 2013 compared with $2,127 in the third quarter of fiscal 2012. The decrease is due primarily to development programs that ended since last year, partly offset by not receiving any Airbus cost reimbursement. Reimbursements from Airbus reduced engineering expenses in last year’s fiscal third quarter by $1,050. The current dollar level of engineering expenses reflects continued new product development for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K, and we anticipate total gross engineering costs to continue at a high level through fiscal 2013 and into fiscal 2014.

Interest Expense. Interest expense was $17 during the third quarter of fiscal 2013 versus $80 in the third quarter of fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which significantly reduced interest expense. Interest expense in the third quarter of fiscal 2013 primarily reflects unused revolver fees and capitalized debt acquisition cost amortization for the revolver debt availability.

Income tax provision. Income tax expense was $1,239 in the third quarter of fiscal 2013 versus $767 in the third quarter of fiscal 2012, reflecting higher pretax income in the current quarter. Income taxes for the three month periods ended December 31, 2012 and December 31, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $1,709, or $0.18 per diluted share, in the fiscal 2013 third quarter compared with $1,059, or $0.11 per diluted share, in the same period in fiscal 2012. The increase is due to the higher gross profit resulting from sales growth and margin improvements plus lower SG&A and net engineering costs.

New Orders. New products and services orders received during the three months ended December 31, 2012 increased by 50.7% to $21,109 compared with $14,006 during the three months ended December 31, 2011. The increase was due primarily to new equipment for the U.S. Military, along with increases in overhaul & repair and spare parts.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $43,738 at December 31, 2012 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Backlog at December 31, 2012 was $119,691 compared with $111,184 at March 31, 2012, and $118,639 at December 31, 2011. The backlog at December 31, 2012, March 31, 2012, and December 31, 2011 includes $71,238, $71,343, and $71,343, respectively, for the Airbus A400M military transport aircraft that was once scheduled to commence shipping in late calendar 2009 and continue through 2020. Airbus now indicates shipments are likely to commence in calendar 2013.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for the fiscal 2013 third quarter and 0.7 for the fiscal 2012 third quarter.

Nine Months Ended December 31, 2012 Compared with Nine Months Ended December 31, 2011

	Nine Months Ended		Increase/(Decrease)
	December 31, 2012	December 31, 2011	$	%

Products	$44,648	$41,376	$3,272	7.9%
Services	13,356	14,351	(995)	(6.9)

Net sales	58,004	55,727	2,277	4.1

Products	25,663	23,106	2,557	11.1
Services	8,371	9,323	(952)	(10.2)

Cost of sales	34,034	32,429	1,605	4.9

Gross profit	23,970	23,298	672	2.9
As a % of net sales	41.3%	41.8%	N/A	(0.5	)%Pt

Selling, general, and administrative expenses	10,945	11,638	(693)	(6.0)%
Engineering expense	7,713	6,475	1,238	19.1

Operating income	5,312	5,185	127	2.4

Interest expense	209	316	(107)	(33.9)

Income tax provision	2,115	2,008	107	5.3
Effective tax rate	42.0%	42.0%	N/A	0.0	%Pt

Net income	$2,920	$2,772	$148	5.3%

Net Sales. Fiscal 2013 first nine months net sales of $58,004 increased by $2,277, or 4.1%, from net sales of $55,727 in the first nine months of fiscal 2012.

Product sales in the first nine months of fiscal 2013 were $44,648, an increase of $3,272, or 7.9%, from $41,376 in the corresponding prior year period. The increase is primarily due to increased new equipment volume to the U.S. military, partially offset by a slight decrease in spare parts volume, because the prior year included large U.S. Government spare parts re-stocking purchases.

Service sales in the first nine months of fiscal 2013 were $13,356, a decrease of $995, or 6.9%, from $14,351 in the corresponding prior year period. The decrease is primarily due to lower engineering weapons handling services, partly offset by higher overhaul & repair volume.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Cost of Sales. Products cost of sales of $25,663 in the fiscal 2013 first nine months were 11.1% higher than the prior year primarily due to higher new equipment sales. Cost of services provided of $8,371 in the fiscal 2013 first nine months were $952 lower than the prior year due to lower engineering services.

Manufacturing overhead was under-absorbed by $56, or 0.1% of sales, in the first nine months of fiscal 2013. This under-absorption was approximately split between products at 63% and services at 37%. The prior year included over-absorbed overhead of $187, or 0.3% of sales. This over-absorption was approximately split between products at 40% and services at 60%.

Gross profit. Gross profit of $23,970 in the fiscal 2013 first nine months was $672, or 2.9% higher, from $23,298 in the corresponding prior year period. As a percent of sales, the gross profit margin was 41.3% for the fiscal 2013 first nine months compared with 41.8% for the corresponding prior year period. Gross profit as a percent of sales declined due to the unfavorable mix in new production sold to the U.S. Government and large OEMs in hoist & winch and weapons handling, partially offset by improved overhaul & repair and spare parts margins.

Operating Expenses. Total operating expenses were $18,658, or 32.2% of net sales, in the first nine months of fiscal 2013 compared with $18,113 or 32.5% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $10,945 in the fiscal 2013 first nine months compared with $11,638 in the first nine months of fiscal 2012, a decrease of $693. The decrease is primarily due to business strategy development costs incurred during the first three months of fiscal 2012 that were not incurred during the first three months of fiscal 2013, lower medical costs and lower information technology costs from last year’s insourcing transition. These decreases were partly offset by CEO transition costs in fiscal 2013. As a percent of sales, SG&A was 18.9% in the fiscal 2013 first nine months versus 20.9% in the comparable period last year.

Engineering expenses were $7,713 in the first nine months of fiscal 2013 compared with $6,475 in the first nine months of fiscal 2012. The increase is due to not receiving any Airbus cost reimbursement, partly offset by lower spending on development programs that ended since last year. Reimbursements from Airbus reduced engineering expenses in last fiscal year’s first nine months by $2,366. The dollar level of engineering expenses reflects continued new product development for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K, and we anticipate total gross engineering costs to continue at a high level through fiscal 2013 and into fiscal 2014.

Interest Expense. Interest expense was $209 in the fiscal 2013 first nine months versus $316 in the corresponding period in fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs in the fiscal 2013 first quarter.

Income tax provision. Income tax expense was $2,115 in the first nine months of fiscal 2013 versus $2,008 in the first nine months of fiscal 2012. The increase is due to higher pre-tax income due primarily to higher gross profit and lower SG&A expenses partly offset by higher net engineering costs. Income taxes for the nine month periods ended December 31, 2012 and December 31, 2011 were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $2,920, or $0.31 per diluted share, in the fiscal 2013 first nine months compared with $2,772, or $0.29 per diluted share, in the same period in fiscal 2012. The increase in net income resulted primarily from the higher gross profit and lower SG&A expenses partly offset by higher net engineering costs.

New Orders. New products and services orders received during the nine months ended December 31, 2012 increased 53.9% to $66,511 compared with $43,215 during the nine months ended December 31, 2011. The increase was due primarily to new equipment from booking Multi-Year VIII from Sikorsky and U.S. Military orders plus increases in overhaul & repair, spare parts, and engineering.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Backlog. The book to bill ratio for the first nine months of fiscal 2013 was 1.1 compared with 0.8 for the first nine months of fiscal 2012. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. At times, we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250,000.

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Senior Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Item I, Part 1, of this report.

The Senior Credit Facility expires in August, 2013, and we are currently evaluating debt financing and capital structure options including a new senior credit facility.

In fiscal 2011 and fiscal 2012 we accelerated term-loan payments by making a total of five quarterly term-loan pre-payments totaling $4,107. During the first quarter of fiscal 2013 due to our strong cash position and to gain additional flexibility on our fixed-charge debt covenant, we pre-paid our entire term loan balance of $10,679, of which $6,571 would become due when the term loan expired in August, 2013. We believe we have adequate cash flow and revolver debt availability to meet our operating needs.

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

Working Capital

Net working capital at December 31, 2012 was $33,777, a decrease of $6,028, versus $39,805 at March 31, 2012. The ratio of current assets to current liabilities was 3.3:1.0 at December 31, 2012 compared with 3.4:1.0 at the beginning of fiscal 2013. During the first quarter of fiscal 2013, we pre-paid the term loan balance of $10,679 remaining under our Senior Credit Facility, of which $8,215 was classified as long-term debt as of March 31, 2012, using the cash on hand at the end of fiscal 2012. Other significant working capital changes were decreases in accounts receivable of $9,399, cash of $2,850, and deferred income taxes from NOL utilization of $2,601. Inventory increased by $6,152 to prepare for shipments scheduled in the fourth quarter of fiscal 2013 and to improve customer service with better overhaul & repair turnaround time and product delivery.

Accounts receivable days outstanding decreased to 48.0 days at December 31, 2012, from 61.2 days at December 31, 2011. Inventory turns increased slightly to 2.1 at December 31, 2012 versus 2.0 turns at December 31, 2011.

Capital Expenditures

Capital expenditures for the nine months ended December 31, 2012 and 2011 were $265 and $627, respectively. Spending for the first nine months of both fiscal 2013 and fiscal 2012 was for production test equipment and information technology capital. Capitalized qualification units for the nine months ended December 31, 2011 was $1,638. We did not capitalize any qualification units for the nine-month period ended December 31, 2012.

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

Contractual Obligations

The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,738	$1,061	$1,976	$1,853	$1,848

Purchase obligations (a)	—	—	—	—	—

Total	$6,738	$1,061	$1,976	$1,853	$1,848

(a)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

Inflation

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

Contingencies and Legacy Environmental Commitments

Environmental matters - At December 31, 2012 and March 31, 2012 the aggregate environmental liability was $12,896 and $13,535, respectively. The liability is classified in other current liabilities and other long-term liabilities on the balance sheet. Separately, environmental cost-sharing with third parties of approximately $1,472 and $1,500 at December 31, 2012 and March 31, 2012, respectfully, is classified mostly as a non-current asset.

In the first nine months of fiscal 2013 and fiscal 2012, we spent $939 and $778, respectively, on environmental costs, and for the entire fiscal 2012, we spent $1,177. We have a detailed plan to manage our environmental exposure on each of our properties. Based on this plan, we anticipate spending $1,225 on environmental matters in fiscal 2013. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

Environmental matters are discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation - Litigation is discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Recently Issued Accounting Standards

The recent accounting pronouncements are discussed in Note 13 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

At December 31, 2012, we had no borrowings under our Senior Credit Facility.

At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250,000.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first nine months of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	EXHIBITS

10.1	Form of Indemnification Agreement between the Company and current and future board of directors and officers.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: January 31, 2013	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer, Treasurer, and Secretary *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.