Form 10-K
period 2013-03-31
BREEZE-EASTERN CORP
filed 2013-06-06
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE MKT (formerly NYSE Amex) on such date, was $16,281,001. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 29 2013, the registrant had 9,576,022 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2013.

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2013

PART I

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, or continuation of sequestration, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

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

PRODUCTS

Products include new equipment and spare parts sales and represented approximately 75%, 76%, and 74% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH53-K Super Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Eurocopter Ecureuil, Dolphin, EH-101 Merlin/Cormorant, Changhe Z-11, Agusta Westland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 54%, 56%, and 57% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

Our external cargo hook systems are original equipment on leading military medium and heavy lift helicopters. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Sikorsky CH-53 Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 16%, 14%, and 12% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, and CASA CN-235, and CASA C-295. In addition, we have a contract with Airbus to develop and produce products for the new cargo winch and retrieval winch systems for the A400M cargo aircraft and expect to be the sole supplier of these products with anticipated delivery beginning in the 2013 calendar year.

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue for decades over the life of the aircraft model. It is expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.

Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We supply this equipment for the United States, Japanese, and European Multiple-Launch Rocket Systems (MLRS) and the United States High Mobility Artillery Rocket System (HIMARS). We also provide actuators and specialty gear boxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 5%, 6%, and 5% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

SERVICES

Services include overhaul and repair and engineering sales and represented 25%, 24%, and 26% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We have also licensed third-party service centers around the world to perform these services. Overhaul and repair represented 24%, 23%, and 22% of our total revenues in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

MAJOR CUSTOMERS

We have three major customers: the U.S. Government, United Technologies Corporation, Finmeccanica SpA,which accounted for 25%,19% and 13%, respectively, of the total consolidated net sales for fiscal 2013.

GOVERNMENT SALES

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 66%, 76%, and 69% of consolidated revenue during fiscal 2013, fiscal 2012, and fiscal 2011, respectively. U.S. Government sales, both direct and indirect, are generally procured using standard government fixed price or cost reimbursable contracts. As a U.S. Government contractor, we are subject to routine audits by U.S. Government agencies.

In accordance with normal practice, contracts and orders with the U.S. Government are subject to partial or complete termination at any time, at the option of the customer. In the event of a termination for convenience by the government, there generally are provisions for recovery of our allowable incurred costs and a proportionate share of the profit or fee on the work completed, consistent with U.S. Government regulations.

BACKLOG

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2013 was $115,102 as compared with $111,184 at March 31, 2012 as new orders exceeded shipments in fiscal 2013. Approximately $79,278 of our backlog at March 31, 2013 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in fiscal 2014.

EMPLOYEES

As of March 31, 2013, we had 187 salaried and hourly employees, and the United Auto Workers (UAW) represented 58 hourly employees at our facility. We reached a three-year collective bargaining agreement with the UAW in November 2010 and intend to commence negotiations on a successor agreement in the second quarter of fiscal 2014. We consider our relations, with both our union and non-union employees, to be generally satisfactory.

INTERNATIONAL OPERATIONS AND SALES

We currently have no operations based outside of the United States. We had export sales of $28,936, $31,212, and $28,598 in fiscal 2013, fiscal 2012, and fiscal 2011, respectively, representing 36%, 37%, and 37% of our consolidated net sales in each of those years. The risks and profitability of international sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our consolidated financial statements contained elsewhere in this report.

COMPETITION

We compete in some markets with the hoist and winch business unit of the Goodrich Corporation, which was acquired by United Technologies in calendar 2012, and is part of a larger corporation that has substantially greater financial and technical resources than us. United Technologies is also our second-largest customer. We also compete in some markets for cargo hooks with Onboard Systems. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in these markets depends on our ability to develop and apply technological innovations and to expand our customer base and product lines. Technological innovation, development, and application requires significant investment and capital expenditures. While we make each investment with the intent of getting a good financial return, in some cases we may not fully recover the full investment through future sales of products or services.

RESEARCH AND DEVELOPMENT

We conduct extensive research and development activities, primarily for developing new or improved products, under customer-sponsored contracts and for our own investment. Research and development costs, which are charged to Engineering expense when incurred, amounted to $7,664, $14,702, and $6,244 for the years ended March 31, 2013, 2012, and 2011, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $2,119, $1,744, and $2,323 in fiscal 2013, fiscal 2012, and fiscal 2011, respectively.

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

REGULATORY MATTERS

Aircraft Regulation

In the United States, our commercial aircraft products are required to comply with Federal Aviation Administration regulations governing production and quality systems, airworthiness and installation approvals, repair procedures and continuing operational safety. Internationally, similar requirements exist for airworthiness, installation and operational approvals. These requirements are generally administered by the national aviation authorities of each country and, in the case of Europe, coordinated by the European Aviation Safety Agency (EASA).

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

Risks Associated with our Business and/or Industry

A substantial amount of our revenue is derived from the U.S. Government, Finmeccanica SpA, and United Technologies Corporation. A termination or reduction in the volume of business with any of these customers would have a material adverse effect on our revenue and profits.

Approximately 25%,18%, and 13% of our consolidated net sales in fiscal 2013 were to the U.S. Government (direct), United Technologies Corporation, and Finmeccanica SpA., respectively. Other than sales to Finmeccanica SpA.these sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels. Specifically, United Technologies Corporation recently acquired Goodrich Corporation which has a hoist & winch business unit, which might potentially have an impact on our sales to United Technology Corporation.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2013, sales under U.S. Government contracts represented approximately 60% of our total sales, while sales to foreign governments represented approximately 6% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, Congress may reduce expenditures for defense programs or terminate such programs at any time. A decline in government expenditures or redirection of government funding may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations and any non-compliance could subject us to fines, penalties or debarment.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in fines and penalties, contract termination, or debarment from bidding on future contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits by government agencies. The failure to comply with the terms of government contracts could harm our business reputation and could also result in progress payments being withheld.

Our business could be adversely affected by a negative audit by the U.S. Government.

As a U.S. Government contractor, we are subject to routine audits by U.S. Government agencies, such as the Defense Contract Audit Agency (DCAA). These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The DCAA also reviews the adequacy of a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation, and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed or must be refunded if already reimbursed. If an audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties as well as administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

Cancellations, reductions, or delays in customer orders, contracts and anticipated contracts may adversely affect our results of operations.

Our overall operating results are affected by many factors, including the timing of orders from large customers and the timing of expenditures to manufacture parts and purchase inventory in anticipation of future sales of products and services. A large portion of our operating expenses are relatively fixed. Cancellations, reductions, or delays in customer orders, contracts and anticipated contracts could have a material adverse effect on our business, financial condition, and results of operations.

We may be required to recognize a loss contract at a future date if certain events that we currently estimate are likely to occur do not, in fact, occur.

As more fully discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Critical Accounting Policies” and in the notes to our consolidated financial statements, the earnings or losses recognized on individual contracts and the timing thereof are based on multiple estimates, including the probability of negotiating future contracts, revenues from existing contracts, costs and profitability. Although we update these estimates regularly, estimates are inherently uncertain, and our ultimate profitability on a contract may not be fully known until completion. We recognize estimated contract losses when determined, regardless of where we are in the contract cycle, and adjust contract profit estimates based on ongoing contract profitability reviews. If the estimates noted above were to change significantly, requiring us to recognize unforeseen losses, our financial condition and results of operations could be materially adversely affected.

During a period in which a contract loss is first recognized, or in a period when estimated contract profits become lower than previous estimates, income recorded on that contract in prior periods would be reversed. This could cause the profit or loss contribution from any given contract to fluctuate significantly from quarter to quarter.

Engineering product development delays or customer engineering product development contract cancellations may adversely affect our results of operations.

Our new product development requires up-front engineering research & development expenditures that impact current income and qualification units that are capitalized as intangible assets on the consolidated balance sheets. These engineering research & development expenditures may not result in future revenue-generating products or may not become technically viable as a result of pre-production qualification testing. These research & development expenditures are generally incurred as a part of awarded new product development for customers’ aerospace platforms. If the product being designed does not meet customer technical specifications or timely delivery needs, we may need to write-off capitalized qualification units and reimburse customers for their costs that result from our product delivery delay.

Our backlog is subject to reduction and cancellation at any time without notice, which could negatively impact our future revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2013 was $115,102. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

In fiscal 2013, 36% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:

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

In fiscal 2013, approximately 24% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

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

We conduct operations at a single location.

All of our operations are conducted at our Whippany, New Jersey facility. Substantial impairment of this facility as a consequence of a natural disaster, work stoppage, or other event could have a material adverse effect on our operations.

We depend on component availability, subcontractor performance, and key suppliers to manufacture and deliver our products and services.

We depend upon suppliers to deliver component parts and, to some extent, to assemble components and subsystems to manufacture our products in a timely and satisfactory manner and to remain in full compliance with applicable customer terms and conditions. We are generally subject to specific procurement requirements, which may limit the suppliers and subcontractors we may utilize. In some instances, we are dependent on sole-source suppliers. If any of these suppliers or subcontractors fails to meet our needs, developing alternatives could cause delays and increase costs in meeting customer requirements. While we may enter into long-term or volume purchase agreements with certain suppliers and take other actions to ensure the availability of needed materials, components, and subsystems, we cannot be sure that such items will be available in the quantities we require, if at all. If we experience a material supplier or subcontractor problem, the ability to satisfactorily and timely meet customer obligations could be negatively impacted, which could result in reduced sales, termination of contracts, and damage to our reputation and customer relationships. We could also incur additional costs in addressing such a problem. Any of these events could have a negative impact on our results of operations and financial condition.

Our operating results and financial condition may be adversely impacted by the current worldwide economic conditions.

We currently generate operating cash flows, which combined with access to the credit markets, provides discretionary funding capacity. However, current uncertainty in the global economic conditions could impact customer demand for our products, as well as our ability to manage normal commercial relationships with our customers, suppliers, and creditors. If economic conditions deteriorate significantly, our business could be negatively impacted from reduced demand for our products or supplier or customer disruptions.

Our future growth and continued success depends upon retaining key employees.

Our success depends on our senior management personnel and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations, and therefore may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We have entered into employment agreements with some members of senior management and have made efforts to reduce the effect of the loss of senior management personnel through management succession planning. The loss of senior managers could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industry is intense, and management believes that our future growth and success will depend upon the ability to attract, train, and retain such personnel.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

Approximately 31% of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. Although we have historically enjoyed satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, including work stoppages or slowdowns, we may experience an adverse impact on our operating results.

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

Our business could be negatively impacted by security threats, including cyber security threats, and other disruptions.

As a defense contractor, we face various security threats, including cyber security threats to gain unauthorized access to sensitive information; threats to the security of our facility and infrastructure; and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities, essential to our operations and could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

Cyber security attacks in particular are evolving and include but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

We use estimates when competing for contracts. Variances between actual and estimates could affect our profitability and overall financial position.

The competitive bidding process requires judgment relative to assessing risks, estimating contract revenues and costs, and making assumptions for schedule and technical risks. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables.

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

Although our common stock is traded on the NYSE MKT, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices.

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

Our directors, officers, and principal stockholders, and certain of their affiliates, beneficially own approximately 80% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire the Company.

We adopted a shareholders rights plan intended to protect us from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder has acquired 12.5% or more of our common stock without Board approval or the announcement of a tender offer which results in the ownership of 12.5% or more of our common stock. The rights also become exercisable if a person or group that already owns 12.5% or more of the Company’s common stock acquires any additional shares (other than pursuant to the Company’s employee benefit plans) without Board of Directors approval. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire Company securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the rights plan could make it more difficult for a third-party to acquire the Company or a significant percentage of the outstanding capital stock, without first negotiating with the Board of Directors.

We do not pay a dividend.

Cash dividend payments in the future may depend upon our earnings (if any), financial condition, and capital requirements. We do not have plans at this time to pay dividends. Accordingly, any potential investor who anticipates the need for current dividends from its investment should not purchase any of our securities.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table sets forth certain information concerning our sole operating facility as of March 31, 2013:

Location	Use of Premises	Owned or Leased	Sq. Ft
Whippany, New Jersey	Executive offices and manufacturing plant	Leased	115,335

In May, 2009, we executed a 10-year lease, at market terms, for our facility in Whippany, New Jersey. We completed our relocation to the Whippany site in the first quarter of fiscal 2011.

Our current business has only been conducted at our previous Union, New Jersey and current Whippany, New Jersey facilities. Properties owned in Saltzburg, Pennsylvania; Glen Head, New York; and Irvington, New Jersey were operated by one or more of our predecessor affiliates or parent company, TransTechnology Corporation, and are not used in our operations. The Saltzburg and Irvington properties have a zero book value. Our contingencies associated with environmental liabilities are discussed in Note 13 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

The Glen Head, New York property is subject to a sale agreement at a price of $4,000. This property is carried on our books as an asset held for sale for $3,800, which includes estimated disposal costs. Closing on the property is subject to the buyer receiving development approvals and us completing environmental obligations and reviews. The buyer has indicated to us its intent to build residential housing on the property and has been engaged in the lengthy process of securing the municipal approvals necessary to redevelop this industrial site for residential use.

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

Our common stock, par value $0.01, is listed for trading on the NYSE MKT under the trading symbol BZC. The following table sets forth the range of high and low sale prices of our common stock as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2012
First Quarter	$11.19	$8.36
Second Quarter	11.13	8.16
Third Quarter	9.25	7.90
Fourth Quarter	8.95	7.77
Fiscal 2013
First Quarter	$8.55	$6.03
Second Quarter	7.90	6.41
Third Quarter	8.35	7.50
Fourth Quarter	8.26	7.90

Holders

As of May 29, 2013, the number of stockholders of record of the Company’s common stock was 1,269. On May 29, 2013, the closing sales price of a share of common stock was $8.42 per share.

Dividends

We have not paid any cash dividends on our common stock since fiscal 2001. We currently intend to retain earnings, if any, to fund our operations. The payment of future cash dividends, if any, will be reviewed periodically by our Board of Directors and will depend upon the results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deem relevant.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2008 through March 31, 2013, with the cumulative return on a Peer Issuer Group Index. The graph assumes a $100 investment on April 1, 2008.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

March 2013

	Years Ended March 31,
	2008	2009	2010	2011	2012	2013
Breeze-Eastern Corporation	$100.00	$60.55	$63.39	$78.71	$77.06	$75.68
Russell Microcap Index	100.00	57.74	94.65	117.91	115.35	135.92
Russell 2000 Index	100.00	62.50	101.71	127.95	127.70	148.51
Dow Jones Select Microcap Index	100.00	58.94	94.19	117.99	111.39	126.25

ITEM 6. SELECTED	FINANCIAL DATA

The following table sets forth selected financial data for each of the five years in the period ended March 31, 2013. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years Ended March 31,
	2013	2012	2011	2010	2009
Results from Operations
Net sales	$79,956	$84,942	$78,200	$69,027	$75,427
Gross profit	32,813	35,214	30,952	20,651	30,090
Operating income (loss)	8,190	7,022	9,457	(6,723)	11,353
Interest expense	227	396	694	891	1,462
Loss on debt extinguishment	—	—	—	—	551
Net income (loss)	4,076	3,776	5,026	(6,043)	5,760
Net income (loss) per share:
Basic	$0.43	$0.40	$0.53	$(0.64)	$0.62
Diluted	0.43	0.39	0.53	(0.64)	0.61
Shares outstanding at year-end	9,544	9,490	9,429	9,397	9,365
Financial Position
Total assets	$73,413	$79,851	$78,148	$76,108	$76,705
Working capital	34,034	39,148	32,376	25,188	32,322
Long-term debt	—	8,215	11,500	14,786	18,071
Stockholders’ equity	43,072	38,152	33,433	27,820	33,327
Book value per share at year end	4.51	4.02	3.55	2.96	3.56
Ratios
Current ratio	3.32	3.37	3.11	2.72	2.84

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual consolidated financial statements, including the notes thereto, contained elsewhere in this report. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified.

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

Our business is affected by global economic and geo-political conditions. As U.S. military activity in Iraq and Afghanistan declines, United States defense spending reductions and redirections could have a material impact on our revenues and earnings in future periods. Similarly, European government military and spending reductions could have a material impact on revenues and earnings in future periods. However, we believe that the primary military missions that drive procurement and the use of our equipment (search and rescue, special operations, and cargo delivery) will continue to get a relatively high funding priority.

We have experienced product development schedule slippage and increased investment due to OEM customer extended development timetables and due to our own product development progress. The Airbus A400M military transport aircraft development has taken longer than originally expected, and we expect revenues related to this project starting in calendar 2013. Our engineering expense in fiscal 2011 and fiscal 2012 is reported net of reimbursements from Airbus, and we received no reimbursements in fiscal 2013.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statement preparation conforms with accounting principles generally accepted in the United States of America and requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in preparing our consolidated financial statements.

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

In fiscal 2011 we increased the inventory reserve by $569, and in fiscal 2012 we increased the inventory reserve by $496, and in fiscal 2013 we increased the inventory reserve by $540.

Inventories are discussed further in Notes 1 and 2 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Qualification Units and Analysis of Contract Profitability.    We capitalize as intangible assets engineering qualification units, which are pre-production product assets that are tested as part of qualifying production units for use on an aircraft. Prior to qualification testing, the pre-qualification units (materials and external testing costs) are also classified with qualification units. Engineering qualification units are ultimately expensed, as the Company amortizes qualification unit costs to expense over future equipment unit shipments.

We review qualification units and pre-qualification assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We test qualification units and pre-qualification assets for impairment two ways. The first test is for technical obsolescence. If product development or product testing results in a design or technical change, qualification units and pre-qualification assets that become obsolete are expensed in the current period.

Secondly, we analyze contracts to ensure their profitability, comparing undiscounted future cash flows of existing and anticipated production contracts to the ultimate cost of production and development, including qualification units and pre-qualification assets. If the test indicates a contract was not going to produce sufficient profits to cover the cost of qualification units and pre-qualification assets, these assets would become impaired. This impairment loss would reduce the carrying amount of the related assets and we would accrue any additional losses on the contract.

In assessing anticipated production contracts, we evaluate undiscounted future cash flows that may include revenue from anticipated price increases of un-priced change orders. These revenues are included when price recovery is probable, which is based on the likelihood that the customer will qualify the unit for production, and the related production costs are identifiable and reasonable. We may also estimate the number of production units in continuing long-term production for delivery under existing or anticipated contracts.

As indicated above, the process of analyzing contracts may involve an assessment of the likelihood of our negotiating either future production contracts or future sales price increases. If we determine that it is probable such events will occur, the related production volume or increased pricing is included in the contract analysis. If the probable event were ultimately not to occur, a loss would be recognized at the time such determination is made which could significantly affect our results from operations.

Revenue Recognition.    Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer. Revenue related to contracts in which we are reimbursed for costs incurred plus an agreed upon profit are recorded as costs are invoiced.

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

Deferred Tax Asset.     See Note 5 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Stock-Based Compensation.    See Note 9 of “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal 2013 Compared with Fiscal 2012

	Fiscal Year Ended		Increase/ (Decrease)
	March 31,	March 31,
	2013	2012	$	%
Products	$59,765	$64,147	$(4,382)	(6.8)%
Services	20,191	20,795	(604)	(2.9)

Net sales	79,956	84,942	(4,986)	(5.9)

Products	34,255	36,488	(2,233)	(6.1)
Services	12,888	13,240	(352)	(2.7)

Cost of sales	47,143	49,728	(2,585)	(5.2)

Gross profit	32,813	35,214	(2,401)	(6.8)
As a % of net sales	41.0%	41.5%	N/A	(0.5	)% Pt.
Selling, general, and administrative expenses	15,246	15,661	(415)	(2.6)
Engineering expense	9,377	12,531	(3,154)	(25.2)

Operating income	8,190	7,022	1,168	16.6
Interest expense	227	396	(169)	(42.7)
Income tax provision	3,794	2,741	1,053	38.4
Effective tax rate	48.2%	42.1%	N/A	6.1	% Pt.
Net income	$4,076	$3,776	$300	7.9%

Net Sales.    Fiscal 2013 net sales of $79,956 decreased by $4,986, or 5.9%, from net sales of $84,942 in fiscal 2012.

Product sales in fiscal 2013 were $59,765, a decrease of $4,382, or 6.8%, from $64,147 in fiscal 2012. The decrease is primarily due to lower new equipment and spare parts volume for hoists & winches and weapons handling, partly offset by higher cargo hook volume. The decreased volume is the result of lower orders booked in the prior fiscal year and because the prior fiscal year had record sales volume and included some large infrequent U.S. Government and international purchases that were not replicated this fiscal year.

Service sales in fiscal 2013 were $20,191, a decrease of $604, or 2.9%, from $20,795 in fiscal 2012. The decrease is due to lower engineering weapons handling services, partly offset by higher overhaul & repair volume.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Recent years reported revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year. Fiscal 2013 continued that pattern but to a lesser extent.

Cost of Sales.    Products cost of sales of $34,255 in the fiscal 2013 declined 6.1% from $36,488 in the prior fiscal year primarily due to lower product sales. Cost of services provided of $12,888 in fiscal 2013 were $352 lower than the prior fiscal year due to decreased engineering services.

Manufacturing overhead was over-absorbed by $556 in fiscal 2013 due to lower overhead costs. Absorption was approximately split between services at 61% and products at 39%. Fiscal 2012 reported over-absorbed manufacturing overhead of $403 due to higher production volume, with 56% in services and 44% in products.

Gross profit.    Gross profit of $32,813 in fiscal 2013 was $2,401, or 6.8%, lower from $35,214 in the prior fiscal year. The reduced gross profit reflects the lower sales volume. As a percent of sales, the gross profit margin was 41.0% for fiscal 2013 compared with 41.5% for fiscal 2012. Gross profit as a percent of sales declined primarily due to an unfavorable mix in new equipment, partially offset by improved spare parts margins.

In fiscal 2013, over-absorbed manufacturing overhead added 0.7% points to gross profit as a percent of sales. In fiscal 2012, over-absorbed manufacturing overhead added 0.5% points to gross profit as a percent of sales.

Operating Expenses.    Total operating expenses were $24,623, or 30.8% of net sales, in fiscal 2013 compared with $28,192, or 33.2% of net sales in the prior fiscal year. The decrease is primarily due to lower engineering costs.

Selling, general, and administrative (“SG&A”) expenses were $15,246 in fiscal 2013 compared with $15,661 in fiscal 2012, a decrease of $415. The decrease is primarily due to business strategy development costs incurred during the first quarter of fiscal 2012 that were not incurred during the first quarter of fiscal 2013, lower medical costs, and lower information technology costs from last year’s insourcing transition. These decreases were partly offset by CEO transition costs in fiscal 2013. As a percent of sales, SG&A was 19.1% in fiscal 2013 versus 18.4% in fiscal 2012.

Engineering expenses were $9,377 in fiscal 2013 compared with $12,531in fiscal 2012. The $3,154 decrease is due to not repeating fiscal 2012’s $4,429 for product development discontinuance and qualification unit obsolescence costs and lower spending on development programs that ended since last year, partly offset by higher Sikorsky CH53K product development spending and by not receiving any Airbus cost reimbursement this year. Reimbursements from Airbus reduced engineering expenses in fiscal 2012 by $3,366; thus before reimbursement engineering expenses were $15,897 in fiscal 2012.

The dollar level of engineering expenses reflects continued new product development for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K.

Interest Expense.    Interest expense was $227 in fiscal 2013 versus $396 in fiscal 2012. We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs in the fiscal 2013 first quarter. Amortization of original debt acquisition costs was $55 during fiscal 2013.

Income tax provision.    Income tax expense was $3,794 in fiscal 2013 versus $2,741 in fiscal 2012. The increase is due to higher pre-tax income due primarily to lower engineering expenses more than offsetting lower gross profit. Our effective tax rate increased primarily due to establishing a valuation allowance for our state deferred tax assets. Income taxes for fiscal 2013 and fiscal 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year. Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Net Income.    Net income was $4,076, or $0.43 per diluted share, in fiscal 2013 compared with $3,776, or $0.39 per diluted share, in fiscal 2012. The increase resulted primarily from lower engineering expenses more than offsetting lower gross profit.

New Orders.    New products and services orders received during fiscal 2013 increased 29.1% to $83,874 compared with $64,975 during fiscal 2012. The increase was due primarily to new equipment from booking H-60 Multi-Year VIII from Sikorsky as well as Boeing and U.S. Military orders plus increases in overhaul & repair, spare parts, and engineering.

Orders for new equipment increased by $14,972. Significant orders received in fiscal 2013 included $25,400 from the U.S. Government, $12,500 for Sikorsky hoist and winch equipment and spare parts as well as cargo hooks, and $8,000 for Transaero hoist and winch spare parts and equipment.

Backlog.    Backlog at March 31, 2013 was $115,102 compared with $111,184 at March 31, 2012 as new orders exceeded shipments by $3,918. Significant new orders are discussed in “New Orders” above. The backlog at March 31, 2013 and 2012 includes approximately $71,070 and $71,343, respectively, for the Airbus A400M military transport aircraft that is scheduled to commence shipping in calendar 2013.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $35,824 at March 31, 2013 is scheduled for shipment during fiscal 2014.

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

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for fiscal 2013 and 0.8 for fiscal 2012.

Fiscal 2012 Compared with Fiscal 2011

	Fiscal Year Ended		Increase/ (Decrease)
	March 31,	March 31,
	2012	2011	$	%
Products	$64,147	$58,086	$6,061	10.4%
Services	20,795	20,114	681	3.4

Net sales	84,942	78,200	6,742	8.6

Products	36,488	33,434	3,054	9.1
Services	13,240	13,814	(574)	(4.2)

Cost of sales	49,728	47,248	2,480	5.2

Gross profit	35,214	30,952	4,262	13.8
As a % of net sales	41.5%	39.6%	N/A	1.9	% Pt.
Selling, general, and administrative expenses	15,661	14,361	1,300	9.1
Engineering expense	12,531	6,923	5,608	81.0
Relocation expense	—	211	(211)	(100.0)

Operating income	7,022	9,457	(2,435)	(25.7)
Interest expense	396	694	(298)	(42.9)
Income tax provision	2,741	3,524	(783)	(22.2)
Effective tax rate	42.1%	41.2%	N/A	0.9	% Pt.
Net income	$3,776	$5,026	$(1,250)	(24.9)%

Net Sales.    Net sales of $84,942 in fiscal 2012 grew by $6,742, or 8.6%, from net sales of $78,200 in fiscal 2011. Fiscal 2012 product sales of $64,147 were $6,061, or 10.4%, above the prior year primarily due to increased new production sales of $5,703 mainly from sales of hoist & winch to the U.S. Government. Spare parts sales grew by $433 primarily from cargo hook parts sold to the U.S. Government.

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

In fiscal 2012, over-absorbed manufacturing overhead added 0.5% points to gross profit as a percent of sales. In fiscal 2011, under-absorbed manufacturing overhead reduced gross profit as a percent of sales by 1.3% points. Gross profit as a percent of sales in fiscal 2011 would have been 40.9% excluding under-absorbed manufacturing overhead.

Operating Expenses.    Total operating expenses were $28,192, or 33.2% of sales, in fiscal 2012 compared with $21,495, or 27.5% of sales, in the prior year. The increase is primarily due to higher engineering expenses and also to increased selling expenses.

Selling, general, and administrative (SG&A) expenses were $15,661 in fiscal 2012 versus $14,361 in fiscal 2011. The increase is primarily due to higher selling expenses of commissions and customer training, meeting, and show costs. General and administrative costs increased by 2.1%.

Engineering expenses, net of customer reimbursement, were $12,531 in fiscal 2012 compared with $6,923 in fiscal 2011. Airbus reimbursed expenses were $3,366 and $734, respectively, in fiscal 2012 and fiscal 2011. Before reimbursement, engineering expenses were $15,897 in fiscal 2012 and $7,657 in fiscal 2011. The $8,240 increase is due to $3,090 of product development primarily for the Airbus A400M, Sikorsky CH53K, and Agusta Westland AW 159; $4,429 for engineering product development discontinuance and qualification unit obsolescence costs, and a $721 accrual for estimated product delivery delay costs.

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

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $33,207 at March 31, 2012 was scheduled for shipment during fiscal 2013.

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

The Senior Credit Facility expires in August 2013, and we are currently evaluating debt financing and capital structure options including a new senior credit facility.

In fiscal 2011 and fiscal 2012, we accelerated term-loan payments by making a total of five quarterly term-loan pre-payments totaling $4,107. During the first quarter of fiscal 2013 due to our strong cash position and to gain additional flexibility on our fixed-charge debt covenant, we pre-paid our entire term loan balance of $10,679, of which $6,571 would become due when the term loan expired in August 2013. We believe we have adequate cash flow and revolver debt availability to meet our operating needs.

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former parent company’s facilities that were never required for our current operations. In fiscal 2014, we anticipate spending approximately $1,890 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve and will not impact income.

Working Capital

Working capital at March 31, 2013 was $34,034 a decrease of $5,114, from $39,148 at March 31, 2012. The ratio of current assets to current liabilities was 3.3:1.0 at March 31, 2013 compared with 3.4:1.0 at the beginning of fiscal 2013. During the first quarter of fiscal 2013, we pre-paid the term loan balance of $10,679 remaining under our Senior Credit Facility, of which $8,215 was classified as long-term debt as of March 31, 2012, using the cash on hand at the end of fiscal 2012. Other significant working capital changes were decreases in accounts receivable of $3,448, cash of $5,995, and deferred income taxes from NOL utilization of $2,104. Inventory increased by $3,816 to improve customer service with better overhaul & repair turnaround time and product delivery.

Accounts receivable days outstanding were 51.1 days at March 31, 2013 and 54.6 days at March 31, 2012. Inventory turnover was 2.7 turns in fiscal 2013 and 4.0 turns in fiscal 2012. These accounts receivables and inventory velocity measures are based on fiscal fourth quarter averages.

Capital Expenditures

Fiscal 2013 and fiscal 2012 capital expenditures-operations were $458 and $726, respectively. Spending for both fiscal 2013 and fiscal 2012 was for production test equipment and information technology capital. Capitalized qualification units and pre-qualification assets spending in fiscal 2013 and 2012 was $2,513 and $2,654, respectively.

Senior Credit Facility

The Senior Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Interest Rate Swap

The Interest Rate Swap is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$6,469	$1,045	$1,958	$1,848	$1,618
Purchase obligations(a)	—	—	—	—	—

Total	$6,469	$1,045	$1,958	$1,848	$1,618

(a)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters — At March 31, 2013 and March 31, 2012, the aggregate environmental liability was $12,684 and $13,535, respectively. The liability is classified in other current liabilities and other long-term liabilities on the balance sheet. Separately, environmental cost-sharing with third parties of approximately $1,472 and $1,500 at March 31, 2013 and March 31, 2012, respectfully, is classified mostly as a non-current asset.

In fiscal 2013 and fiscal 2012, we spent $1,245 and $1,177, respectively, on environmental costs. We have a detailed plan to manage our environmental exposure on each of our properties. Based on this plan, we anticipate spending approximately $1,890 on environmental matters in fiscal 2014. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

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

At March 31, 2013, we had no borrowings under our Senior Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2013. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15(a) 2 on page 55. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation as of March 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Marcum LLP

Bala Cynwyd, PA

June 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited Breeze-Eastern Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity, and the related financial statement schedule for each of the years in the three-year period ended March 31, 2013 of the Company, and our report dated June 6, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Marcum LLP

Bala Cynwyd, PA

June 6, 2013

Consolidated Balance Sheets

	March 31,
	2013	2012
	(In thousands, except share amounts)
ASSETS
CURRENT ASSETS:
Cash	$6,688	$12,683
Accounts receivable (net of allowance for doubtful accounts of $292 and $283 in 2013 and 2012, respectively)	15,955	19,403
Inventories-net	17,790	13,974
Prepaid expenses and other current assets	1,506	759
Deferred income taxes	6,757	8,861

Total current assets	48,696	55,680

PROPERTY:
Machinery and equipment	4,967	4,922
Furniture, fixtures and information systems	7,978	7,747
Leasehold improvements	5,644	5,618
Construction in progress	181	25

Total	18,770	18,312
Less accumulated depreciation and amortization	12,084	10,692

Property — net	6,686	7,620

OTHER ASSETS:
Deferred income taxes	4,289	4,567
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,350	2,432
Other	5,190	5,350

Total other assets	18,031	16,551

TOTAL	$73,413	$79,851

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	2,464
Accounts payable — trade	5,526	5,779
Accrued compensation	3,325	2,967
Accrued income taxes	741	343
Other current liabilities	5,070	4,979

Total current liabilities	14,662	16,532

LONG-TERM DEBT PAYABLE TO BANKS	—	8,215

OTHER LONG-TERM LIABILITIES	15,679	16,952

COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)	—	—

TOTAL LIABILITIES	30,341	41,699

STOCKHOLDERS’ EQUITY
Preferred stock — authorized, 300,000 shares; none issued	—	—
Common stock — authorized, 100,000,000 shares of $.01 par value; issued, 9,987,200 and 9,916,855 shares in 2013 and 2012, respectively	100	99
Additional paid-in capital	97,113	96,019
Accumulated deficit	(46,985)	(51,061)
Accumulated other comprehensive loss	(184)	(74)

Less treasury stock, at cost — 443,678 and 426,704 shares in 2013 and 2012, respectively	50,044	44,983
	(6,972)	(6,831)

Total stockholders’ equity	43,072	38,152

TOTAL	$73,413	$79,851

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Years Ended March 31,
	2013	2012	2011
	(In thousands, except share amounts)
Net sales	$79,956	$84,942	$78,200
Cost of sales	47,143	49,728	47,248

Gross profit	32,813	35,214	30,952
Selling, general and administrative expenses	15,246	15,661	14,361
Engineering expense	9,377	12,531	6,923
Relocation expense	—	—	211

Operating income	8,190	7,022	9,457
Interest expense	227	396	694
Other expense — net	93	109	213

Income before income taxes	7,870	6,517	8,550
Income tax provision	3,794	2,741	3,524

Net income	$4,076	$3,776	$5,026

Earnings per common share:
Basic net income per share:	$0.43	$0.40	$0.53
Diluted net income per share:	$0.43	$0.39	$0.53

Weighted-average basic shares outstanding	9,511,000	9,473,000	9,414,000
Weighted-average diluted shares outstanding	9,573,000	9,593,000	9,443,000

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Income

	Years Ended March 31,
	2013	2012	2011
	(In thousands, except share amounts)
Net income	$4,076	$3,776	$5,026
Other comprehensive income (loss):
Change in funded status of the defined benefit post retirement plan, net of taxes	(110)	38	47
Change in fair value of interest rate swap, net of taxes	—	35	91

Other comprehensive income (loss)	(110)	73	138

Comprehensive income	$3,966	$3,849	$5,164

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Years Ended March 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$4,076	$3,776	$5,026
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of property and equipment	—	—	29
Write-off of engineering project development	398	4,429	—
Billed engineering project costs	124	—	—
Depreciation and amortization	1,475	1,709	2,271
Non-cash interest expense	393	419	435
Stock based compensation	813	675	454
Provision for losses on accounts receivable	17	62	85
Deferred taxes-net	2,462	2,654	3,177
Changes in assets and liabilities:
Decrease (increase) in accounts receivable and other receivables	3,431	(943)	(5,601)
(Increase) decrease in inventories	(3,816)	430	2,614
(Increase) decrease in other assets	(597)	511	(185)
(Decrease) increase in accounts payable	(253)	(2,262)	2,463
(Decrease) increase in other liabilities	(1,029)	(1,151)	336

Net cash provided by operating activities	7,494	10,309	11,104

Cash flows from investing activities:
Capital reimbursements — relocation	—	—	72
Capital expenditures — operations	(458)	(726)	(787)
Capitalized qualification units and pre-qualification assets	(2,513)	(2,654)	(807)

Net cash used in investing activities	(2,971)	(3,380)	(1,522)

Cash flows from financing activities:
Payments on long-term debt	(10,679)	(821)	(6,572)
Proceeds from long-term debt and borrowings	—	—	—
(Repayments) of other debt	—	—	—
Exercise of stock options	161	194	—

Net cash used in financing activities	(10,518)	(627)	(6,572)

(Decrease) increase in cash	(5,995)	6,302	3,010
Cash at beginning of year	12,683	6,381	3,371

Cash at end of year	$6,688	$12,683	$6,381

Supplemental information:
Interest payments	$92	$305	$588
Income tax payments	806	176	87
Non-cash financing activity for stock option exercise	122	82	—

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)
BALANCE, MARCH 31, 2010	9,813,097	$98	(416,147)	$(6,742)	$94,612	$(59,863)	$(285)	$27,820
Net income	—	—	—	—	—	5,026	—	5,026
Issuance of stock under compensation and bonus plan	32,906	—	(820)	(7)	2	—	—	(5)
Stock based compensation expense	—	—	—	—	454	—	—	454
Other comprehensive income	—	—	—	—	—	—	138	138

BALANCE, MARCH 31, 2011	9,846,003	98	(416,967)	(6,749)	95,068	(54,837)	(147)	33,433
Net income	—	—	—	—	—	3,776	—	3,776
Issuance of stock under stock option plan	37,500	1	(9,592)	(82)	276	—	—	195
Issuance of stock under compensation and bonus plan	33,352	—	(145)	—	—	—	—	—
Stock based compensation expense	—	—	—	—	675	—	—	675
Other comprehensive income	—	—	—	—	—	—	73	73

BALANCE, MARCH 31, 2012	9,916,855	99	(426,704)	(6,831)	96,019	(51,061)	(74)	38,152
Net income	—	—	—	—	—	4,076	—	4,076
Issuance of stock under stock option plan	46,411	1	(14,739)	(123)	281	—	—	159
Issuance of stock under compensation and bonus plan	23,934	—	(2,235)	(18)	—	—	—	(18)
Stock based compensation expense	—	—	—	—	813	—	—	813
Other comprehensive loss	—	—	—	—	—	—	(110)	(110)

BALANCE, MARCH 31, 2013	9,987,200	$100	(443,678)	$(6,972)	$97,113	$(46,985)	$(184)	$43,072

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

Reclassifications — The classifications of certain prior period items in the consolidated balance sheets, consolidated statements of operations, and consolidated statements of cash flows, have been changed to conform to the classification used in the current period. These reclassifications had no effect on total net income or retained earnings as previously reported.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon the information available to the Company at the time they are made. These estimates, judgments, and assumptions are based on historical experience and information that is available to management about current events and actions the Company may take in the future. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates and assumptions include estimated revenue from unpriced change orders used to access potential losses on production contracts, the carrying value of long-lived assets; valuation allowances for receivables, inventories, and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. To the extent there are material differences between these estimates, judgments, and assumptions and actual results, the Company’s consolidated financial statements will be affected.

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

Revenue Recognition — Revenue related to equipment sales is recognized when title and risk of loss have been transferred, collectability is reasonably assured, and pricing is fixed or determinable. Revenue related to repair and overhaul sales is recognized when the related repairs or overhaul are complete and the unit is shipped to the customer. Revenue related to contracts in which the Company is reimbursed for costs incurred plus an agreed upon profit are recorded as costs are invoiced.

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

($ in Thousands Except Share Amounts)

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

Property and Related Depreciation — Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2013, 2012, and 2011 was $1,392, $1,457, and $1,910, respectively.

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

Impairment of Goodwill and Other Long-Lived Assets — Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2013, the Company tested its goodwill for impairment and determined that it did not have an impairment.

Qualification Units and Analysis of Contract Profitability — The Company capitalizes as intangible assets engineering qualification units, which are pre-production product units that are tested as part of qualifying production units for use on an aircraft. Prior to qualification testing, the pre-qualification assets (materials and external testing costs) are also classified with qualification units. Engineering qualification units are ultimately expensed, as the Company amortizes qualification unit costs to expense over future equipment unit shipments. Qualification unit amortization for the years ended March 31, 2013, 2012, and 2011 was $73, $243, and $352, respectively.

The Company reviews qualification units and pre-qualification assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company tests qualification units and pre-qualification assets for impairment two ways. The first test is for technical obsolescence. If product development or product testing results in a design or technical change, qualification units and pre-qualification assets that become obsolete are expensed in the current period.

Secondly, the Company analyzes contracts to ensure their profitability, comparing undiscounted future cash flows of existing and anticipated production contracts to the ultimate cost of production and development, including qualification units and pre-qualification assets. If the test indicates a contract was not going to produce sufficient profits to cover the cost of qualification units and pre-qualification assets, these assets would become impaired. This impairment loss would reduce the carrying amount of the related assets and the Company would accrue any additional losses on the contract.

In assessing anticipated production contracts, the Company evaluates undiscounted future cash flows that may include revenue from anticipated price increases of un-priced change orders. These revenues are included when price recovery is probable, which is based on the likelihood that the customer will qualify the unit for

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

production, and the related production costs are identifiable and reasonable. The Company may also estimate the number of production units in continuing long-term production for delivery under existing or anticipated contracts.

As indicated above, the process of analyzing contracts may involve an assessment of the likelihood of the Company negotiating either future production contracts or future sales price increases. If the Company determines that it is probable such events will occur, the related production volume or increased pricing is included in the contract analysis. If the probable event were ultimately not to occur, a loss would be required to be recognized at the time such determination is made which could significantly affect the results from operations.

During fiscal 2013 and fiscal 2012, the Company expensed $106 and $3,165, (Level 3 valuation see Note 7) respectively, of costs for impairment of qualification units that became technically obsolete. These amounts are included in operating expenses on the consolidated statements of operations.

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

Earnings Per Share (“EPS”) — The computation of basic EPS is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2013	2012	2011
Basic earnings per common share:
Weighted-average common shares outstanding	9,511,000	9,473,000	9,414,000

Diluted earnings per common share:
Weighted-average common shares outstanding	9,511,000	9,473,000	9,414,000
Stock options	62,000	120,000	29,000

Denominator for diluted earnings per common share	9,573,000	9,593,000	9,443,000

During the years ended March 31, 2013, 2012 and 2011, options to purchase 733,000 shares, 285,000 shares and 320,620 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

Product Warranty Costs — Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs included in the accompanying Consolidated Balance Sheets as of March 31, 2013 and 2012 are summarized as follows:

Balance at March 31, 2011	$255
Warranty costs incurred	(349)
Change in estimate to pre-existing warranties	(25)
Product warranty accrual	437

Balance at March 31, 2012	318
Warranty costs incurred	(235)
Change in estimate to pre-existing warranties	(9)
Product warranty accrual	147

Balance at March 31, 2013	$221

Research, Development, and Engineering Costs — Research and development costs, which are charged to engineering expense when incurred, amounted to $7,664, $14,702, and $6,244 for the years ended March 31, 2013, 2012, and 2011, respectively

Shipping and Handling Costs — Costs for shipping and handling incurred by the Company for third party shippers are included in selling, general and administrative expense. These expenses for the years ended March 31, 2013, 2012 and 2011 were $202, $194, and $173, respectively.

Income Taxes — The Company applies guidance issued by the FASB under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

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

Stock-Based Compensation — See Note 9.

New Accounting Standards — In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The guidance provided by this update becomes effective prospectively

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

for reporting periods beginning after December 15, 2012.Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. In November 2010, the FASB Chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to U.S. GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements. This ASU also includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6, Accounting and Reporting by Health and Welfare Benefit Plans. The first definition originating from FASB Statement No. 123 (revised 2004), Share-Based Payment, and the third definition originating from FASB Statement No. 157, Fair Value Measurements, remain.

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

2.    INVENTORIES

Inventories at March 31 consisted of the following:

	2013	2012
Finished goods	$1,024	$512
Work in process	7,350	5,684
Purchased and manufactured parts	12,532	10,472

	20,906	16,668
Reserve for slow moving and obsolescence	(3,116)	(2,694)

Total	$17,790	$13,974

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

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

3.    OTHER ASSETS

Other assets at March 31 consisted of the following:

	2013	2012
Obligation due from divestiture(a)	$3,266	$3,207
Environmental receivable	1,289	1,347
Other	635	796

Total	$5,190	$5,350

(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note 10).

4.    OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following:

	2013	2012
Engineering project reserves	$1,530	$1,637
Environmental reserves — Note 13	1,890	1,225
Accrued medical benefits cost	640	636
Accrued commissions	126	630
Other	884	851

Total	$5,070	$4,979

5.    INCOME TAXES

The provision for income taxes is summarized below:

	2013	2012	2011
Current expense:
Federal	$1,080	$—	$153
State	333	44	91

Total current income tax expense	1,413	44	244

Deferred	2,063	2,697	3,280
Change in valuation allowance	318	—	—

Total deferred income tax expense	2,381	2,697	3,280

Total income tax expense	$3,794	$2,741	$3,524

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes after federal income tax	9.3	5.6	6.4
Valuation allowance	2.6	—	—
Accounting for Stock Options	2.7	2.6	1.9
Other	(1.4)	(1.1)	(2.1)

Consolidated effective tax rate	48.2%	42.1%	41.2%

The following is an analysis of accumulated deferred income taxes:

	2013	2012
Assets:
Current:
Bad debts	$—	$1,185
Employee benefit accruals	329	933
Environmental	1,571	—
Inventory	1,231	1,174
State taxes	1,744	1,240
Alternative minimum tax credit carryforward	847	—
Net operating loss carry forward	—	3,200
Other	1,035	1,129

Total current	6,757	8,861

Noncurrent:
Bad debts	1,177	—
Employee benefit accruals	494	461
Environmental	1,753	2,556
Property	1,448	1,815
Valuation allowance	(583)	(265)

Total noncurrent	4,289	4,567

Total net assets	$11,046	$13,428

The Company has an Alternative Minimum Tax Credit of approximately $847 which was generated in year ended March 31, 2013 and is available to reduce future federal taxes. As of March 31, 2013, the Company established a valuation allowance on its state deferred tax asset of $318. The Company believes that it is more likely than not that the benefit from those state DTAs will not be realized. A valuation allowance of $265 was established in a prior year relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

The Company’s effective tax rate increased primarily due to establishing a valuation allowance for the Company’s state deferred tax assets, as required under ASC 740. This occurred because of favorable changes in the New Jersey tax law that will significantly reduce the Company’s New Jersey income tax apportionment factor and the overall state effective tax rate in future periods.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

At March 31, 2013, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for fiscal 2010 through the present are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before fiscal 2010. The State of New Jersey has recently begun an examination of the Company’s 2011 income tax return. The Company does not anticipate the need for any unrealized tax liability to be recorded at this time.

The Company policy is to recognize interest and penalties, related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties, if incurred, are included within the related tax liability line in the consolidated balance sheets.

6.    LONG-TERM DEBT PAYABLE TO BANKS

Long-term debt payable to banks, including current maturities, consisted of the following:

	2013	2012
Senior Credit Facility	$—	$10,679
Less current maturities	—	2,464

Total long-term debt	$—	$8,215

Senior Credit Facility — The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan had quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. In June of 2012, the Company paid in full the term loan in the amount of $10,679.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. During fiscal 2013, the Senior Credit Facility had a blended interest rate of approximately 1.5%, for debt of $10,500 tied to LIBOR and for debt of $179 tied to the Prime Rate before the term loan pre-payment of $10,679 discussed above. The Company also pays a commitment fee of 0.375% on the average daily unused portion of the Revolver. The Senior Credit Facility required the Company to enter into an interest rate swap through August 2011 (discussed below).

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. At March 31, 2013, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA (as defined above) divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). The Company was permitted to exclude from fixed charges certain one-time capital expenditures of up to $5,500 related to the facility relocation in fiscal 2011. At March 31, 2013, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

Amortization of loan origination fees on the Senior Credit Facility amounted to $150, $116, and $116 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, and is included in interest expense. The Senior Credit Facility expires in August, 2013, and the Company is currently evaluating debt financing and capital structure options including a new senior credit facility.

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

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company develops unobservable inputs based on the best information and analysis available. The source of this information may include internal Company functional experts and external sources. The analysis includes internal valuation input and judgments and the significance of any unobservable inputs and data.

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

8.    OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following:

	2013	2012
Environmental reserves	$10,794	$12,310
Obligation from divestiture(a)	3,266	3,207
Other	1,619	1,435

Total	$15,679	$16,952

(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

9.    STOCK-BASED COMPENSATION

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for each of the periods ended March 31, 2013, 2012, and 2011, includes $446, $392, and $263, respectively, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans as the result of the issuance of this guidance.

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

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 77,000 of the total 551,000 options granted in fiscal 2013 and all of the options granted in fiscal 2012 and fiscal 2011. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2013 was $3.05, $3.02, $3.02 and $2.82 and was $2.75, $2.58, $2.72, $2.81, and $2.13 in fiscal 2012. In fiscal 2011, the Black-Scholes weighted average values per option granted were $2.21 and $2.41. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend Yield	Volatility	Risk-Free Interest Rate	Expected Term of Options (in Years)
2013 $3.05 value per option	0.0%	34.0%	1.2%	7.0
2013 $3.02 value per option	0.0%	35.5%	1.2%	7.0
2013 $3.02 value per option	0.0%	34.9%	1.1%	7.0
2013 $2.82 value per option	0.0%	30.9%	1.3%	7.0
2012 $2.75 value per option	0.0%	25.6%	1.5%	7.0
2012 $2.58 value per option	0.0%	25.8%	1.6%	7.0
2012 $2.72 value per option	0.0%	25.8%	1.6%	7.0
2012 $2.81 value per option	0.0%	25.4%	1.9%	7.0
2012 $2.13 value per option	0.0%	25.3%	1.9%	7.0
2011 $2.21 value per option	0.0%	25.7%	2.1%	7.0
2011 $2.41 value per option	0.0%	30.2%	3.2%	7.0

The Company entered into an employment agreement with Brad Pedersen, President and Chief Executive Officer of the Company, effective May 22, 2012, and granted Mr. Pedersen a stock option to purchase 400,000 shares of common stock at an exercise price equal to the stock price of $8.10 on that date.

The remaining 474,000 options granted in fiscal 2013 had a weighted-average value per option of $1.86, $1.75 and $1.75 at the grant date. This valuation used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2013 $1.86 Value Per Option	2013 $1.75 Value Per Option	2013 $1.75 Value Per Option
Dividend yield	0.0%	0.0%	0.0%
Volatility	34.0%	34.9%	30.1%
Risk-free interest rate	1.8%	1.1%	1.3%
Expected term of options (in years)	10.0	10.0	10.0
Forfeiture adjustment	0.2%	0.2%	0.2%
Suboptimal behavior factor	1.9	1.9	1.9

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

The following table summarizes stock option activity under all plans:

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted — Average Exercise Price
Outstanding at March 31, 2010	624,911	$198	7	$8.38
Granted	117,000	—	10	$6.74
Exercised	—	—	—	$—
Canceled or expired	(67,000)	—	—	$9.01

Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	184,000	—	10	$8.64
Exercised	(37,500)	$78	—	$7.36
Canceled or expired	(61,834)	—	—	$8.54

Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	551,000	—	10	$8.07
Exercised	(46,411)	$35	—	$6.07
Canceled or expired	(32,668)	—	—	$8.51

Outstanding at March 31, 2013	1,231,498	$720	7	$8.20

Options exercisable at March 31, 2013	606,830	$585	6	$8.27
Unvested options expected to become exercisable after March 31, 2013	624,668	$134	9	$8.13
Shares available for future option grants at March 31, 2013(a)	502,024

(a)	May be decreased by restricted stock grants.

There were 551,000 and 184,000 options granted during fiscal 2013 and fiscal 2012, respectively. The weighted average grant date fair value of options issued during the year ended March 31, 2013 and 2012 was $8.07 and $8.64, respectively.

Cash received from stock option exercises during the fiscal 2013 and fiscal 2012 was approximately $161 and $194, respectively. In lieu of a cash payment for stock option exercises, the Company received 14,739 and 9,592 shares of common stock in fiscal 2013 and fiscal 2012, respectively, which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during fiscal 2013 was approximately $35. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. No options were exercised during fiscal 2011. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2013.

During fiscal 2013, 2012, and 2011, compensation expense associated with stock options was $626, $330, and $265, respectively, before taxes of $283, $138 and $111, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2013, there was approximately $969 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable plans. Under the 1999 Plan, 2004 Plan, 2006 Plan and 2012 Plan, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

A summary of restricted stock award activity under all plans is as follows:

	Number of Shares	Weighted — Average Grant Date Fair Value
Non-vested at March 31, 2010	37,984	$10.80
Granted	32,906	$6.85
Vested	(36,899)	$6.29
Cancelled	(239)	$11.07

Non-vested at March 31, 2011	33,752	$6 .95
Granted	33,352	$9.69
Vested	(46,010)	$8.21
Cancelled	—	$—

Non-vested at March 31, 2012	21,094	$8.54
Granted	23,934	$7.52
Vested	(20,903)	$8.56
Cancelled	—	$—

Non-vested at March 31, 2013	24,125	$7.51

Restricted stock awards are utilized both for director compensation and awards to officers and employees, and are distributed in a single grant of shares which are subject to forfeiture prior to vesting and have voting and dividend rights from the date of issuance. Other than the restricted stock granted in fiscal 2012 and fiscal 2013, outstanding restricted stock awards to officers and employees have forfeiture and transfer restrictions that lapse ratably over three years beginning one year after the date of the award. Restricted stock awards granted to officers and employees in fiscal 2012 contain forfeiture and transfer restrictions that lapse after six months.

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contain forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During fiscal 2013, 2012, and 2011, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $187, $345, and $188, respectively, before taxes of $84, $145, and $79, respectively. As of March 31, 2013, there was approximately $90 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately six months.

10.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $741, $707, and $682 in 2013, 2012, and 2011, respectively.

The Company provides postretirement benefits to certain union employees from a previous plan that existed a number of years ago. The primary cost is for 8 people with medical benefits. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,266 and $3,207 as of March 31, 2013 and 2012, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$759	$857	$3,207	$3,358
Service cost	—	—	—	—
Interest cost	34	38	140	164
Actuarial (gain)/loss	197	(52)	316	188
Foreign currency exchange rate changes	—	—	(271)	(207)
Benefits paid	(42)	(84)	(126)	(296)

Benefit obligation at end of year	948	759	3,266	3,207

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	42	84	—	—
Benefits paid	(42)	(84)	—	—

Fair value of plan assets at end of year	—	—	—	—

Under funded status at end of year	$(948)	$(759)	$(3,266)	$(3,207)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Current liabilities	$98	$88	$—	$—
Noncurrent liabilities	850	671	3,266	3,207

Total Liabilities	$948	$759	$3,266	$3,207

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

Amounts recognized in accumulated other comprehensive loss consist of:

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Net loss	$317	$127	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $948 and $759 at March 31, 2013 and 2012, respectively.

The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Net periodic benefit cost
Interest cost	$34	$38	$140	$164
Amortization of net loss	7	15	—	—

Total net periodic benefit cost	$41	$53	$140	$164

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0, $0, and $0, respectively.

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Increase in minimum liability included in accumulated other comprehensive loss	$317	$127	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2013	2012	2013	2012
Discount rate	3.3%	4.75%	3.5%	4.75%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2013	2012
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2023	2022

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$3	$2
Effect on postretirement benefit obligation	$86	$74

The Company expects to contribute $60 to its postretirement benefit plan in fiscal 2014.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement Benefits	Pension Plan
2014	$99	$269
2015	93	263
2016	87	262
2017	81	254
2018	75	246
Years 2019-2023	297	1,109

11.    CONCENTRATION OF CREDIT RISK

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2013, the Company had no other significant concentrations of credit risk.

12.    LEASES

The Company conducts all of its operations from a leased facility, which lease expires in fiscal 2020. In addition, the Company leases various office equipment under operating leases, which expire at various dates through fiscal 2015. All operating leases may include renewals and escalations.

The following is a summary of rent expense under operating leases for the years ended March 31:

2013	$1,113
2012	$1,097
2011	$1,136

At March 31, 2013, the Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2014	$1,045
2015	1,029
2016	929
2017	924
2018	924
Thereafter	1,618

Total	$6,469

13.    CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

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

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

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

At March 31, 2013 and 2012, the aggregate environmental liability was $12,684 and $13,535, respectively, included in other current liabilities and other long term liabilities on the consolidated balance sheets, before cost-sharing of approximately $1,472 and $1,500 at March 31, 2013 and March 31, 2012, respectfully, that is classified mostly as a non-current asset.

In fiscal 2013 and fiscal 2012, the Company spent $1,245 and $1,177, respectively, on environmental costs. The increased spending is primarily related to the Glen Head, New York property. These costs will be charged against the environmental liability reserve and will not impact net income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

There are other properties that have a combined environmental liability of $3,870 at March 31, 2013.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

The environmental activity is summarized as follows:

Balance at March 31, 2010	$14,496
Environmental costs incurred	(638)
Interest accretion	435

Balance at March 31, 2011	14,293
Environmental costs incurred	(1,177)
Interest accretion	419

Balance at March 31, 2012	13,535
Environmental costs incurred	(1,245)
Interest accretion	394

Balance at March 31, 2013	$12,684

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (NYDEC). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,288 for the Glen Head site at March 31, 2013. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

environmental cleanup plan for the portion of the Federal Labs site covered by the 2003 Consent Order during the second quarter of fiscal 2004.

The Company is administering a settlement, concluded in the first quarter of fiscal 2000, under which the U.S. Government pays 50% of the ongoing direct and indirect environmental costs for the Federal Labs site subject to the 1999 Consent Order. The U.S. Government cost-sharing receivable is classified primarily as other assets on the consolidated balance sheets. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the U.S. Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement.

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

At March 31, 2013, the environmental liability reserve at Federal Labs was $5,526. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2013	2012	2011
Customer A	$19,782	$24,707	$21,591
Customer B	$14,764	$18,549	$16,238
Customer C	$10,622	$10,428	$12,639
Customer D	*	$9,452	*

*	Represents less than 10% of total revenues.

Amounts derived from one customer greater than 10% of total accounts receivable are summarized as follows:

	2013	2012
Customer 1	$2,730	$2,792
Customer 2	$1,711	$2,207
Customer 3	$2,201	*

*	Represents less than 10% of total accounts receivable.

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

Net sales by geographic location of customers are summarized as follows:

Location	2013	2012	2011
United States	$51,020	$53,730	$49,622
Italy	6,186	6,260	8,123
England	5,420	5,231	3,499
Other European countries	5,441	4,677	4,588
Pacific and Far East	2,651	4,355	4,325
Other International	9,238	10,689	8,043

Total	$79,956	$84,942	$78,200

15.    SUBSEQUENT EVENTS

Management has evaluated all events occurring through the date that the Consolidated Financial Statements have been issued, and has determined that all such events that are material to the Consolidated Financial Statements have been fully disclosed.

16.    UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Net sales	$14,413	$23,421	$20,170	$21,952	$79,956
Gross profit	5,511	9,829	8,630	8,843	32,813
Operating income (loss)	(1,230)	3,555	2,987	2,878	8,190
Net income (loss)	(828)	2,039	1,709	1,156	4,076

Basic earnings (loss) per share:	$(0.09)	$0.21	$0.18	$0.12	$0.43

Diluted earnings (loss) per share:	$(0.09)	$0.21	$0.18	$0.12	$0.43

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total
2012
Net sales	$18,248	$17,880	$19,599	$29,215		$84,942
Gross profit	7,384	7,959	7,955	11,916		35,214
Operating income(a)	1,195	2,045	1,945	1,837	(b)	7,022
Net income	598	1,115	1,059	1,004		3,776

Basic earnings per share:	$0.06	$0.12	$0.11	$0.11		$0.40

Diluted earnings per share:	$0.06	$0.12	$0.11	$0.10		$0.39

Notes To Consolidated Financial Statements — (Continued)

($ in Thousands Except Share Amounts)

(a)	Included in operating income are reimbursements from Airbus for Engineering expenses as follows:

First quarter	$516
Second quarter	800
Third quarter	1,050
Fourth quarter	1,000

Total	$3,366

(b)	Included in operating income is $4,429 for engineering product development discontinuance and qualification unit obsolescence costs.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of management and our Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material adverse effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2013. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after March 31, 2013 and is incorporated herein by this reference.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after March 31, 2013 and is incorporated herein by this reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after March 31, 2013 and is incorporated herein by this reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after March 31, 2013 and is incorporated herein by this reference.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2013 annual meeting of stockholders to be filed not later than 120 days after March 31, 2013 and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2013 and 2012

Consolidated Statements of Operations for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the years ended March 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2013, 2012, and 2011

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2013, 2012, and 2011.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED MARCH 31, 2013, 2012 AND 2011

($ in thousands)

Description	Balance At Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance At End of Period
2013
Allowances for doubtful accounts	$283	$17	$—	$8	$292
Inventory reserves	2,694	540	—	118	3,116
Environmental reserves	13,535	394	—	1,245	12,684
Allowance for tax loss valuation	265	318	—	—	583
2012
Allowances for doubtful accounts	$235	$62	$—	$14	$283
Inventory reserves	2,611	496	—	413	2,694
Environmental reserves	14,293	419	—	1,177	13,535
Allowance for tax loss valuation	265	—	—	—	265
2011
Allowances for doubtful accounts	$150	$85	$—	$—	$235
Inventory reserves	2,538	569	—	496	2,611
Environmental reserves	14,496	435	—	638	14,293
Allowance for tax loss valuation	265	—	—	—	265

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)

3.3	Certificate of Designation, Rights, Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on February 2, 2012)

4.1	Rights Agreement, dated as of July 14, 2011 effective as of July 18, 2011 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

4.2	Amendment No. 1 to Rights Agreement, dated January 14, 2013 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on January 14, 2013)

10.1	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)

10.2	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)

10.3	Form of Stock Option Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.4	Form of Restricted Stock Award Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.5	2006 Long Term Incentive Plan of the Company (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders)

10.6	Form of Stock Option Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.7	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.8	Credit Agreement by and among the Company, as Borrower, the Guarantors that are signatories thereto, as the Guarantors, T.D. Bank, N.A, as a Lender, PNC Bank, National Association, as a Lender and the Administrative Agent for the Lenders, and PNC Capital Markets, LLC, as Arranger, dated as of August 28, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2008)

10.9	Net Lease Agreement between the Company and 35 Melanie Lane, L.L.C., dated as of May 13, 2009 (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009)

Exhibit No.	Description

10.10	First Amendment to Credit Agreement by and among the Company, as Borrower, the Guarantors that are parties thereto, the Lenders that are Parties thereto, as the Lenders, and PNC Bank, National Association, as Administrative Agent, dated as of August 5, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 7, 2009)

10.11	Employment Agreement between the Company and Mark D. Mishler, dated December 10, 2009 (incorporated by reference to Exhibit 10.38 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.12	Stock Option Agreement between the Company and Mark D. Mishler, dated January 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

10.13	Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan between the Company and the Board of Directors (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011)

10.14	2012 Incentive Compensation Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders)

10.15	Standstill Agreement by and between Breeze-Eastern Corporation, Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. dated October 5, 2011 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on October 5, 2011)

10.16	Standstill Agreement by and between Breeze-Eastern Corporation, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd, Wynnefield Partners Small Cap Value L.P.I, Channel Partnership II, L.P., Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. dated October 5, 2011 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on October 5, 2011)

10.17	Resignation Letter Agreement, dated May 21, 2012, between the Company and D. Michael Harlan, Jr. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on May 24, 2012)

10.18	Employment Agreement, effective as of May 22, 2012, between the Company and Brad Pedersen (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on May 24, 2012)

10.19	Options to purchase Common Stock of the Company, issued to Brad Pedersen on May 22, 2012 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 24, 2012)

10.20	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended December 31, 2012)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2*	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date: June 6, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kelly Robert J. Kelly	Chairman of the Board of Directors	June 6, 2013

/s/ Mark D. Mishler Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer, and Secretary (Principal Financial and Accounting Officer)	June 6, 2013

/s/ Brad Pedersen Brad Pedersen	President and Chief Executive Officer (Principal Executive Officer) Director	June 6, 2013

/s/ Nelson Obus Nelson Obus	Director	June 6, 2013

/s/ William J. Recker William J. Recker	Director	June 6, 2013

/s/ Russell M. Sarachek Russell M. Sarachek	Director	June 6, 2013

/s/ William M. Shockley William M. Shockley	Director	June 6, 2013

/s/ Frederick Wasserman Frederick Wasserman	Director	June 6, 2013