Form 10-K/A
period 2012-03-31
BREEZE-EASTERN CORP
filed 2013-07-29
CIK 99359

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE MKT on such date, was $32,410,943. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of July 22, 2013, the registrant had 9,643,736 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “Breeze” and the “Company” refer to Breeze-Eastern Corporation and its subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended March 31, 2013, originally filed on June 6, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2013. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.

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

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2013

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding our directors and executive officers as of July 27, 2013.

Name(1)	Position with the Company	Age	Director/ Officer Since
Robert J. Kelly	Chairman of the Board	53	2011
Nelson Obus	Director	66	2012
William J. Recker	Director	70	1997
Russell M. Sarachek	Director	49	2007
William M. Shockley	Director	51	2006
Frederick Wasserman	Director	59	2007
Brad Pedersen	Director, President and Chief Executive Officer	53	2012
Mark D. Mishler	Senior Vice President, Chief Financial Officer, Treasurer and Secretary	54	2010

(1)	All of our directors were nominated in accordance with the Standstill Agreements, dated October 5, 2011, between the Company and each of Tinicum Capital Partners II, L.P. (and certain of its affiliates) and Wynnefield Partners Small Cap Value, L.P. (and certain of its affiliates).

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

Mr. Obus has served as president of Wynnefield Capital, Inc. since 1992 and as a managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two private investment funds and Wynnefield Capital, Inc. manages one private investment fund, all three of which invest in small-cap value U.S. public companies. Mr. Obus served as a member of the board of directors of Gilman Ciocia, Inc., a company that provides income tax return preparation, accounting and financial planning services from September 2007 to January 2012. Mr. Obus also serves on the board of directors of Layne Christensen Company, a diversified natural resources company with interests in water, mineral drilling and energy. Mr. Obus has significant experience in management and the finance, both of which strengthen the Board’s collective qualifications, skills, and experience.

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

Mr. Wasserman is currently a financial management consultant. Until December 31, 2006, Mr. Wasserman was the Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Co., a privately-held manufacturer and distributor of licensed sportswear and authentic team apparel. Prior to Mitchell & Ness, Mr. Wasserman served as the President of Goebel of North America, a U.S. subsidiary of the German specialty gift maker, from 2002 to 2005 and as its Chief Financial Officer from 2001 to 2005. Mr. Wasserman served as a director of Acme Communications, Inc. from 2006 to 2013. Mr. Wasserman currently serves as a director of DLH Holdings Corp. (formerly Teamstaff, Inc.), Allied Defense Group, Inc., MAM Software, Inc. (formerly Aftersoft Group, Inc.), Gilman Ciocia Inc., and Crown Crafts, Inc. Mr. Wasserman’s financial expertise and experience in serving on the board of directors of other public companies strengthen the Board’s collective qualifications, skills, and experience.

Mr. Pedersen has been our President and Chief Executive Officer since May 2012. He previously served as the President of New Jersey-based Airborne Systems Group, a multi-national developer and manufacturer of parachutes and related aerospace products, from 2011 to 2012, and as Chief Operating Officer North America from 2006 to 2011. Before joining Airborne, from 2000 to 2006, Mr. Pedersen held several positions at Sikorsky Aircraft Corp., including Canadian Maritime Helicopter Project Program Manager, UH-60M Program Manager, and Director of Advanced Programs (R&D), and a leadership position in the Mergers and Acquisitions group. Before joining Sikorsky, Mr. Pedersen, from 1983 to 2000, served in a variety of roles at Boeing, including Director – International Apache Programs, Director – Ordnance Programs, Program Manager – Advanced Programs and Flight Test Engineer. Mr. Pedersen received a BS, Aeronautical Engineering Technology, and an MBA from Arizona State University. Mr. Pedersen has extensive engineering knowledge along with significant experience in the aerospace industry, all of which strengthen the Board’s collective qualifications, skills, and experience.

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

The Audit Committee operates under a written charter adopted by the Board, which is reviewed annually. The charter is available on our website at www.breeze-eastern.com. Under the charter, the Audit Committee is required to pre-approve the audit and non-audit services to be performed by our independent registered public accounting firm.

Code of Business Conduct

The Board has approved a Code of Business Conduct that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. We have provided training for all employees on the Code of Business Conduct and require that all directors, officers and employees abide by the Code of Business Conduct, which is available on our website at www.breeze-eastern.com. We do not anticipate making amendments to or waivers from the provisions of our Code of Business Conduct. If we make any amendments to our Code of Business Conduct, or if our Board of Directors grants any waiver from a provision thereof for our principal executive officer, our principal financial officer or our principal accounting officer, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver on our internet website.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s directors, executive officers, and persons who beneficially own more than 10 percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Directors, executive officers, and greater than 10 percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or filed with the SEC, we believe that during fiscal 2013, all persons subject to the reporting requirements of Section 16(a) with respect to the Company filed the required reports on a timely basis, except that (i) Messrs. Shockley, Obus, Recker, Kelly, Sarachek, Wasserman and Pedersen failed to timely file a Form 4, and (ii) Mr Pedersen failed to timely file a Form 3.

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

Incentive & Compensation Committee

The Incentive & Compensation Committee (the “Compensation Committee”) oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. Additional discussion of the Compensation Committee’s role is set forth in the Executive Compensation section of this Annual Report on Form 10-K/A. This Committee is composed entirely of independent Board members.

The Compensation Committee operates under a written charter adopted by the Board, which is reviewed annually. The charter is available on our website at www.breeze-eastern.com.

Compensation Committee Report

The Compensation Committee has reviewed the Executive Compensation disclosure set forth below and has discussed the disclosure with management. Based on its review and discussions with management, the Committee recommended to our Board that the Executive Compensation disclosure be included in this Annual Report on Form 10-K/A.

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

Objectives and Philosophy of Executive Compensation

Role of the Compensation Committee. The Compensation Committee oversees our long term incentive plans and approves bonuses, grants stock options and awards restricted stock under the terms of such plans. The Compensation Committee also approves the compensation of department heads reporting to the Chief Executive Officer and of employees earning, or proposed to earn, more than $125,000 per year. The Compensation Committee recommends for approval by the Board the compensation of the Chief Executive Officer and the Chief Financial Officer. All long term incentive plans have, in the past, been approved by the stockholders.

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

Role of Compensation Consultant. Neither the Company nor the Compensation Committee presently has any contractual arrangement, nor have the Company or the Compensation Committee had any contractual arrangement during fiscal 2013, with any compensation consultant who has a role in determining or recommending the amount or form of senior executive or director compensation. In the future, either the Company or the Compensation Committee may, in their sole discretion, engage or seek the advice of other compensation consultants.

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

Role of the Committee and CEO. The Compensation Committee has primary responsibility for overseeing the development of executive succession plans. As part of this responsibility, the Compensation Committee oversees the design, development and implementation of the compensation program for the CEO, the CFO and the other named executive officers, if any. The Compensation Committee receives from the Nominating Committee an evaluation of the performance of the CEO and determines the CEO’s compensation in light of the goals and objectives of the compensation program. The CEO and the Compensation Committee together assess the performance of the other executives and determine their compensation, based on initial recommendations from the CEO. The other executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the CEO.

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

The methodology for determining bonuses is set out in an incentive compensation plan (“Incentive Compensation Plan”) reviewed and approved by the Board and which is intended to be consistent with the Compensation Committee’s philosophy regarding executive compensation. The compensation reflected in this proxy statement reflects the application of the Incentive Compensation Plan to fiscal 2013.

The Incentive Compensation Plan has an annual bonus feature which is an important tool in providing incentives for short-term and long-term performance. Bonus awards are paid upon achieving or exceeding target levels of quantitative performance measures. Such performance measures are tied directly to our annual business plan. Executive officers earn no bonus unless 80% of the Annual Budget’s profit goals are met. Thus, the Incentive Compensation Plan measures performance against Board-approved targets for EBITDA, return on working capital, and individual bonus objectives and performance metrics.

Stock options and restricted stock awards. Our equity incentive compensation program, which consists mainly of the Breeze-Eastern Corporation 2012 Incentive Compensation Plan (the “2012 Plan”), is intended to recognize scope of responsibilities, reward demonstrated performance and leadership, motivate future superior performance, align the interests of the executives with our stockholders and retain the executives through the term of the awards. We consider the grant size and the appropriate combination of stock options and restricted stock awards when making award decisions. The amount of equity incentive compensation granted in fiscal 2013 was based, in part, upon our overall strategic, operational and financial performance and is intended to reflect our expectations regarding our executives’ contributions to our future success.

We believe that providing combined grants of stock options and restricted stock awards effectively balances our objective of focusing the executive officers on delivering long-term value to our stockholders with our objective of providing value to the executives with the equity awards. Stock options only have value to the extent the price of our stock on the date of exercise exceeds the exercise price on grant date, and, thus, we believe are an effective compensation element only if the stock price grows over the term of the award. In this sense, we believe that stock options are an effective motivational tool. Restricted stock awards offer executives the opportunity to sell or hold shares of our stock on the date the restriction lapses. In this regard, restricted stock awards serve both to reward and retain executives, as the value of the restricted stock awards is linked to the price of our stock.

Equity Grant Practices. The exercise price of each stock option awarded to our senior executives under our 2012 Plan is the closing price of our stock on the date of the Compensation Committee meeting at which equity awards for senior executives are determined. The calendar for setting meeting dates of the Board and of the Compensation Committee to consider grants is generally reviewed at the organization meeting of the Board following the annual meeting of stockholders. Meeting dates are set without regard to anticipated earnings or other major announcements by the Company.

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

SUMMARY COMPENSATION TABLE

The following table sets forth for each of the named executive officers the compensation for fiscal 2013 and 2012 for services provided to us in all capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)(2)		Total ($)
Brad Pedersen	2013	301,539	336,975	(3)	30,528	(4)	803,500		—	(5)	160,345	(6)	1,632,886
President and Chief Executive Officer	2012	—	—		—		—		—		—		—

D. Michael Harlan, Jr.(7)	2013	41,538	—		—		—		—	(5)	293,953	(8)	335,491
Former President and Chief Executive Officer	2012	301,154	—		—		108,800	(9)	—	(5)	87,883	(10)	497,837	(9)

Mark D. Mishler	2013	241,774	110,912	(11)	19,572	(12)	—		—	(5)	76,755		449,013
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2012	235,573	40,000	(13)	—		21,760	(9)	—	(5)	36,720		334,053	(9)

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2013.
(2)	“All Other Compensation” includes matching and non-matching contributions paid pursuant to the Company’s 401(k) plan, to which all participants in the plan are eligible, and payments made in connection with the Company’s health and welfare plan.
(3)	Consists of a cash bonus earned by Mr. Pedersen in fiscal 2013 that was paid in fiscal 2014.
(4)	Includes 3,656 shares of restricted stock earned as a bonus by Mr. Pedersen in fiscal 2013 which was granted to him in fiscal 2014
(5)	The cash bonus awarded to Messrs. Pedersen, Harlan and Mishler was calculated in accordance with the performance measures set forth in the Incentive Compensation Plan, which is described in additional detail under the heading “Objectives and Philosophy of Executive Compensation” above. The bonus is set forth under the “Bonus” column of this Summary Compensation Table.
(6)	Includes reimbursement to Mr. Pedersen for relocating his New Jersey residence.
(7)	Mr. Harlan resigned as our President and Chief Executive Officer in May 2012.
(8)	Includes $258,462 of gross salary paid in accordance with Mr. Harlan’s resignation letter agreement, pursuant to which he receives bi-weekly payments of his salary for one year from his resignation date. Also includes reimbursement of Mr. Harlan’s cost of commuting to New Jersey from his family’s residence in Kentucky and associated income taxes.
(9)	The value of this compensation is different than the value set forth in the Annual Report on Form 10-K/A for the year ended March 31, 2012, due to a computation inconsistency.
(10)	Includes reimbursement of Mr. Harlan’s cost of commuting to New Jersey from his family’s residence in Kentucky and associated income taxes.
(11)	Consists of a cash bonus earned by Mr. Mishler in fiscal 2013 that was paid in fiscal 2014.
(12)	Includes 2,344 shares of restricted stock earned as a bonus by Mr. Mishler in fiscal 2013 which was granted to him in fiscal 2014.
(13)	Consists of a cash bonus earned by Mr. Mishler in fiscal 2012 that was paid in fiscal 2013.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during fiscal 2013.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value Of Stock And Option Awards(1)
Brad Pedersen	5/22/12	—	400,000(2)	$8.10	803,500

(1)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2013.
(2)	In May 2012, in connection with the hiring of Mr. Pedersen as our Chief Executive Officer, we granted to Mr. Pedersen an option to purchase 400,000 shares of our Common Stock. The option has a term of ten years and an exercise price of $8.10 per share. The foregoing grant was not made pursuant to our existing equity compensation plans and was not presented to our stockholders for approval. Additional information regarding the options is located in the section entitled “Narrative Disclosure to Executive Compensation Tables” below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the named executive officers at fiscal year end, including the number of shares underlying both exercisable and un-exercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Brad Pedersen	5/22/12	50,000		350,000	—	8.10	5/22/22	—	—

D. Michael Harlan, Jr.(4)	8/17/09	100,000		—	—	6.05	8/19/13	—	—
	9/23/10	16,666		—	—	6.89	8/19/13	—	—
	10/6/11	—	(5)	40,000	—	15.00	8/19/13	—	—

Mark D. Mishler	1/6/10	14,000		—	—	6.20	1/6/20	—	—
	4/1/10	17,333		8,667	—	6.20	4/1/20	—	—
	8/27/10	—		—	—	—	—	190	1,568
	9/23/10	2,667		1,333	—	6.89	9/23/20	—	—
	10/6/11	2,667		5,333	—	8.80	10/6/21	—	—

(1)	Options granted prior to calendar 2012 become exercisable in equal amounts on each of the three anniversaries following the date of grant. Options granted in calendar 2012 become exercisable as various market conditions are met.

(2)	Awards become vested in equal amounts on each of the three anniversaries following the date of grant.
(3)	Market value at March 30, 2013, based on closing market price of our Common Stock on March 31, 2013 of $8.25 per share.
(4)	Mr. Harlan resigned as our President and Chief Executive Officer in May 2012.
(5)	The option vests in its entirety upon the trading price of our Common Stock reaching $15.00 per share.

NARRATIVE DISCLOSURE TO EXECUTIVE COMPENSATION TABLES

Retirement Plans

Our executive officers are participants in the Breeze-Eastern Corporation Retirement Savings Plan (the “Retirement Savings Plan”), a defined contribution plan described under Section 401(k) of the Internal Revenue Code, as amended, which covers employees who have been employed by the Company for more than thirty (30) days. Approximately 161 employees participated in the Retirement Savings Plan at March 31, 2013. Benefits are payable on retirement, disability, death, or other separation from service. Participants in the Retirement Savings Plan may defer receipt and income taxation of up to 75% of their compensation by contributing such compensation to the Retirement Savings Plan. The Company contributes a minimum of 3% and a maximum of 6% of employees’ compensation to the Retirement Savings Plan, depending on the level of contribution by each employee.

Employment Agreements

On May 22, 2012, we entered into an employment agreement with Brad Pedersen setting forth the terms and conditions of his employment with us. Pursuant to the agreement, we will pay to Mr. Pedersen an annual base salary of $350,000, subject to annual adjustment by the Compensation Committee. Mr. Pedersen is also eligible to receive an annual bonus of up to 70% of his base salary (of which 15% of such bonus may be in the form of equity) based upon his performance, as evaluated by the Compensation Committee. We also granted to Mr. Pedersen an option to purchase 400,000 shares of our Common Stock. The option has a term of ten years and an exercise price of $8.10 per share. An option to purchase 50,000 shares was immediately exercisable upon grant, and the option to purchase remaining 350,000 shares vests gradually in installments of 50,000 shares based upon whether the average closing price of our Common Stock over a thirty-day period (the “Trailing Price”) exceeds certain pre-determined thresholds within certain timeframes. Specifically, (i) options to purchase 50,000 shares will vest when the Trailing Price exceeds $8.50, (ii) at any time after May 22, 2013, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $9.50 and $10.50, respectively, (iii) at any time after May 22, 2014, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $11.50 and $12.50, respectively, and (iv) at any time after May 22, 2015, options to purchase 50,000 shares and 50,000 shares will vest when the Trailing Price exceeds $13.50 and $14.50, respectively. Upon a change of control, the time periods in which the option becomes exercisable will immediately accelerate, but the share price performance criteria will remain the same. Mr. Pedersen is eligible to participate in our incentive and benefit plans under the same terms and conditions applicable to other executives of the Company.

On January 6, 2010, we entered into an employment agreement with Mark D. Mishler, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary. The agreement provides for an annual base salary of $230,000, to be reviewed annually by the board of directors, a minimum bonus of $24,000 in fiscal 2010, and a one-time cash signing bonus of $40,000, paid in four equal monthly installments of $10,000. Mr. Mishler participates in our Incentive Compensation Plan with a target award of 40% of his base salary. The employment agreement provides that 15% of the bonus will be paid in shares of our Common Stock. Pursuant to his employment agreement, we granted to Mr. Mishler options to purchase 14,000 and 26,000 shares of our Common Stock, respectively, on January 6, 2010 and April 1, 2010. The options have an exercise price equal to the closing price on the date immediately preceding the effective date of the employment agreement. The foregoing options vest in three equal annual installments and terminate ten years from the date of grant, subject to earlier termination in the event of certain conditions. Mr. Mishler is eligible to participate in our incentive and benefit plans under the same terms and conditions applicable to our other executives.

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

DIRECTOR COMPENSATION

The following table sets forth the compensation for fiscal 2013 for those persons who served as members of our Board of Directors during fiscal 2013:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Total ($)
Robert J. Kelly	20,000	30,000	50,000
Nelson Obus	20,000	30,000	50,000
William J. Recker	20,000	30,000	50,000
Russell M. Sarachek	20,000	30,000	50,000
William M. Shockley	20,000	30,000	50,000
Frederick Wasserman	20,000	30,000	50,000

(1)	Mr. Pedersen has been omitted from this table as he served as a management member of the Board of Directors and was not separately compensated for his respective service on the Board of Directors.
(2)	Represents the grant date fair value of the award, calculated in accordance with FASB Accounting Standard Codification 718, “Compensation – Stock Compensation,” or ASC 718. The assumptions used in calculating the grant date fair value of the awards are set forth in Note 9 of our Financial Statements set forth in our annual report on Form 10-K for the year ended March 31, 2013.
(3)	The stock awards granted to directors during fiscal 2013 were granted as of September 14, 2012, at which date the stock price was $7.52, resulting in an award of 3,989 restricted shares to each of Messrs Kelly, Obus, Recker, Sarachek, Shockley and Wasserman.

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

The following table sets out certain information regarding the beneficial ownership of our Common Stock as of July 22, 2013 (except as referenced in the footnotes) by (i) each person who is known by the Company to be the beneficial owner of 5% or more of our Common Stock, (ii) each director and nominee for director of the Company, individually, (iii) the Chief Executive Officer of the Company, (iv) all executive officers named in our summary compensation table, and (v) all directors, nominees for director and executive officers as a group. Except as otherwise indicated, the address of each person is 35 Melanie Lane, Whippany, New Jersey 07981.

Name	Number of Shares of Common Stock(1)		Percentage of Common Stock(1)
Tinicum Capital Partners II, L.P.	3,303,373	(2)	34.25%
800 Third Avenue 40th Floor
New York, NY 10022

Wynnefield Partners Small Cap Value, L.P.	2,117,911	(3)	21.96%
450 Seventh Avenue, Suite 509
New York, NY 10123

T. Rowe Price Associates, Inc.	611,530	(4)	6.34%
100 E. Pratt Street
Baltimore, MD 21202

VN Capital Fund I, L.P.	1,069,866	(5)	11.09%
1133 Broadway, Suite 1609
New York, NY 10010

Directors and Executive Officers
Robert J. Kelly	7,398	(6)	*
Nelson Obus	2,124,330	(7)	22.33%
William J. Recker	311,442		3.23%
Russell M. Sarachek	172,532	(8)	1.79%
William M. Shockley	24,565	(9)	*
Frederick Wasserman	21,990		*
Brad Pedersen	210,206	(10)	*
Mark D. Mishler	69,367	(11)	*
Directors, nominees and executive officers as a group (8 persons)	2,941,830	(12)	29.74%

*	Less than 1%.
(1)	Except as set out in these footnotes, the persons named in this table have sole voting power and investment power with respect to all shares of our Common Stock shown as beneficially owned by them, subject to community property laws where applicable. References in these footnotes to “shares,” unless otherwise specified, are to shares of Common Stock. The percentages of common stock shown are based upon the 9,643,736 shares of Common Stock outstanding as of July 22, 2013.

(2)	Based on a Schedule 13D/A filed with the SEC on October 6, 2011 by Tinicum Capital Partners II, L.P. (“TCP”). For purposes of the reporting requirements of the Securities Exchange Act of 1934, TCP (and Tinicum Capital Partners II Parallel Fund, L.P. (“TCPP”) with respect to 17,220 shares) is deemed to be a beneficial owner of such securities; TCP and TCPP each disclaim beneficial ownership of shares held by the other, respectively. If TCP and TCPP are each deemed to beneficially own shares held by the other, TCP and TCPP’s aggregate beneficial ownership would be 3,303,373 shares, or approximately 35% of our outstanding Common Stock. Messrs. Eric Ruttenberg and Terence O’Toole are Co-Managing Members of Tinicum Lantern II, L.L.C., the general partner of TCP and TCPP, and are the control persons of TCP and TCPP.
(3)	Based on a Schedule 13D filed with the SEC on October 7, 2011, by Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., Wynnefield Small Cap Value Offshore Fund, Ltd., Channel Partnership II, L.P., Nelson Obus, Joshua Landes, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. Wynnefield Capital Management, LLC reported that it holds an indirect beneficial interest in 1,356,902 shares which are directly beneficially owned by Wynnefield Partners Small Cap Value, L.P. and Wynnefield Partners Small Cap Value, L.P.I., Wynnefield Capital, Inc. reported that it holds an indirect beneficial interest in the 722,609 shares which are directly beneficially owned by Wynnefield Small Cap Value Offshore Fund, Ltd. Nelson Obus reported that he holds an indirect beneficial interest in 38,400 shares which are directly beneficially owned by Channel Partnership II, L.P. Nelson Obus and Joshua Landes are the control persons of each of these entities.
(4)	Based on a Schedule 13G filed with the SEC on February 8, 2013, jointly by T. Rowe Price Associates, Inc. (“Price Associates”) and T. Rowe Price Small Cap Value Fund, Inc. (“Price Small-Cap”). These shares are owned by various individual and institutional investors with respect to which Price Associates or Price Small-Cap serves as investment advisor. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates (and Price Small-Cap with respect to 600,000 shares) is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. Mr. David Oestreicher is the control person of each of these entities.
(5)	Based on a Form 4 filed with the SEC on July 19, 2013, by VN Capital Management, LLC, Joinville Capital Management, LLC, James T. Vanasek, and Patrick Donnell Noone. As the general partner of VN Capital Fund I, L.P., VN Capital Management, LLC and Joinville Capital Management, LLC may be deemed to indirectly beneficially own the 790,661 shares which are directly beneficially owned by VN Capital Fund I, L.P. As the managing members of VN Capital Management, LLC and Joinville Capital Management, LLC, Mr. Vanasek and Mr. Noone may be deemed to indirectly beneficially own the 790,661 shares which are directly beneficially owned by VN Capital Fund I, L.P. VN Capital Management, LLC acts as the investment manager for PVF-JD, a Delaware limited partnership, and as a result is deemed to beneficially own the 279,205 shares owned by PVF-JD.
(6)	Mr. Kelly is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in the Schedule 13D/A filed with the SEC on October 6, 2011.
(7)	Includes 2,117,911 shares owned Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., Wynnefield Small Cap Value Offshore Fund, Ltd.; Channel Partnership II, L.P.; Wynnefield Capital Management, LLC; and Wynnefield Capital, Inc., as reported in the Schedule 13D/A filed with the SEC on October 7, 2011. Mr. Obus is a control person of the foregoing entities and therefore may be deemed to indirectly beneficially own the 2,117,911 shares owned by such entities.
(8)	Includes 156,196 shares of Common Stock in which Mr. Sarachek may be deemed to be the indirect beneficial owner by virtue of his having investment discretion and voting control over such shares in funds for which he serves as the managing member.
(9)	Mr. Shockley is a member of Tinicum Lantern II, L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., and, as such, may have an indirect interest in 3,303,373 shares owned by Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P., as reported in a Schedule 13D/A filed with the SEC on October 6, 2011.

(10)	Includes 200,000 shares issuable upon exercise of options. Does not include 200,000 shares issuable upon exercise of options subject to vesting.
(11)	Includes 46,667 shares issuable upon exercise of options. Does not include 5,333 shares issuable upon exercise of options subject to vesting.
(12)	Includes 246,667 shares issuable upon exercise of options.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of March 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise Warrants and Rights	Weighted Average Exercise Price of Warrants and Rights	Number of Securities for Future Issuance
Equity Compensation Plans Approved by Security Holders	1,231,498	$8.20	502,024
Equity Compensation Plans Not Approved by Security Holders(1)	—	—	—

Total	1,231,498	$8.20	502,024

(1)	In May 2012, in connection with the hiring of Mr. Pedersen as our Chief Executive Officer, we granted to Mr. Pedersen an option to purchase 400,000 shares of our Common Stock. The option has a term of ten years and an exercise price of $8.10 per share. The foregoing grant was not made pursuant to our existing equity compensation plans and was not presented to our stockholders for approval. Additional information regarding the options is located in the section entitled “Narrative Disclosure to Executive Compensation Tables” above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Transactions with related parties presenting potential conflict of interest situations, and all such transactions must be approved by the Audit Committee or another independent body of the Board. Our Code of Business Conduct specifically prohibits various conflict of interest situations and imposes disclosure requirements in connection with potential conflicts of interest. We require that all directors, officers and employees abide by the Code of Business Conduct, which is available on our website at www.breeze-eastern.com.

During fiscal 2013, there were no proceedings to which any of our directors, executive officers, affiliates, holders of more than five (5%) percent of our Common Stock, or any associate (as defined in Rule 14a-1 of the proxy rules) of the foregoing were adverse to the Company. During fiscal 2013, none of our directors, executive officers, holders of more than five (5%) percent of our common stock, or any members of their immediate family had a direct or indirect material interest in any transactions or series of transactions with the Company in which the amount involved exceeded or exceeds $120,000.

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

The Board has affirmatively determined that none of the current members of the Board, except for Mr. Pedersen, has a material relationship with the Company, and that each director, except Mr. Pedersen, qualifies as independent for Board and committee purposes under the NYSE MKT independence criteria.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP has served as our independent registered public accounting firm since July 3, 2007 and its selection as our independent registered public accounting firm for the fiscal year ended March 31, 2013, was ratified by our stockholders at our 2012 annual meeting of stockholders. During fiscal 2013, we engaged Deloitte & Touche LLP for corporate tax services.

The following table includes fees billed for professional audit services rendered by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended March 31, 2013, the fiscal year ended March 31, 2012 and review of our Form 10-Qs during fiscal 2013 and fiscal 2012. The fees for various types of services provided to us were billed as shown below.

	2012	2013
Marcum LLP
Audit Fees	$266,500	$299,443
Audit-Related Fees(1)	19,400	20,300
All Other Fees(2)	8,800	2,200
Deloitte & Touche LLP
Tax Fees(3)	$135,121	$105,150

(1)	The amounts reflected are the fees for the audit of the employee defined contribution plan.
(2)	The amounts reflected are the fees related to the preparation of the Form 5500 ($2,200 in 2013 and $2,000 in 2012) along with permissible non-audit services consisting of due diligence and consultations.
(3)	The amounts reflected were billed in fiscal 2012 and fiscal 2013 in connection with our engagement of Deloitte & Touche LLP for corporate tax services during fiscal 2012 and fiscal 2013.

The Audit Committee approved 100% of the services shown in the above categories. No hours expended on the independent auditors’ engagement to perform the audit for fiscal 2013 were attributed to work performed by persons other than employees of Marcum LLP.

The Audit Committee has adopted a procedure to pre-approve audit services and other services to be provided by our independent auditors. In fiscal 2012 and fiscal 2013, all services provided by our independent auditors were associated with our audit, and all such services were pre-approved by the Audit Committee.

Based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC.

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

Date:  July 29, 2013