Form 10-Q
period 2013-06-30
BREEZE-EASTERN CORP
filed 2013-07-31
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 23, 2013, the total number of outstanding shares of common stock was 9,643,736.

PART I. FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on June 6, 2013 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31,2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31. Presently the Company is operating in its fiscal year 2014, which commenced on April 1, 2013 and will end on March 31, 2014. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) June 30, 2013	(Audited) March 31, 2013
CURRENT ASSETS:
Cash	$6,756	$6,688
Accounts receivable (net of allowance for doubtful accounts of $296 at June 30, 2013 and $292 at March 31, 2013)	13,739	15,955
Inventories – net	20,851	17,790
Prepaid expenses and other current assets	1,893	1,506
Deferred income taxes	6,867	6,757

Total current assets	50,106	48,696

PROPERTY:
Property and equipment	19,052	18,770
Less accumulated depreciation and amortization	12,415	12,084

Property – net	6,637	6,686

OTHER ASSETS:
Deferred income taxes – net	3,561	4,289
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,319	4,350
Other	5,203	5,190

Total other assets	17,285	18,031

TOTAL ASSETS	$74,028	$73,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	7,132	5,526
Accrued compensation	2,427	3,325
Accrued income taxes	215	741
Other current liabilities	4,979	5,070

Total current liabilities	14,753	14,662

LONG-TERM DEBT, NET OF CURRENT PORTION	—	—

OTHER LONG-TERM LIABILITIES	14,321	15,679

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

TOTAL LIABILITIES	29,074	30,341

STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,048,081 at June 30, 2013 and 9,987,200 at March 31, 2013	100	100
Additional paid-in capital	97,622	97,113
Accumulated deficit	(45,612)	(46,985)
Accumulated other comprehensive loss	(184)	(184)

	51,926	50,044
Less treasury stock, at cost – 443,678 shares at June 30, 2013 and March 31, 2013, respectively	(6,972)	(6,972)

Total stockholders’ equity	44,954	43,072

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$74,028	$73,413

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2013	June 30, 2012
Net sales	$19,568	$14,413
Cost of sales	12,763	8,902

Gross profit	6,805	5,511

Selling, general, and administrative expenses	2,733	3,272
Engineering expense	1,819	3,469

Operating income (loss)	2,253	(1,230)

Interest expense	18	173
Other expense – net	21	25

Income (loss) before income taxes	2,214	(1,428)

Income tax provision (benefit)	841	(600)

Net income (loss)	$1,373	$(828)

Earnings (loss) per common share:
Basic net income (loss) per share	$0.14	$(0.09)
Diluted net income (loss) per share	0.14	(0.09)

Weighted-average basic shares outstanding	9,568,000	9,493,000
Weighted-average diluted shares outstanding	9,667,000	9,493,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Three Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$1,373	$(828)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	389	364
Non-cash reserve accretion	90	101
Stock based compensation	175	253
Provision for losses on accounts receivable	4	4
Deferred taxes-net	618	(500)

Changes in assets and liabilities:
Decrease in accounts receivable and other receivables	2,212	7,322
Increase in inventories	(3,061)	(4,922)
(Increase) decrease in other assets	(402)	242
Increase in accounts payable	1,606	1,992
Decrease in accrued compensation	(898)	(306)
Decrease in accrued income taxes	(526)	(199)
Decrease in other liabilities	(1,539)	(362)

Net cash provided by operating activities	41	3,161

Cash flows from investing activities:
Capital expenditures	(282)	(32)
Capitalized qualification units and pre-qualification assets	(25)	(1,353)

Net cash used in investing activities	(307)	(1,385)

Cash flows from financing activities:
Payments on long-term debt	—	(10,679)
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	334	1

Net cash provided by (used in) financing activities	334	(10,678)

Increase (decrease) in cash	68	(8,902)
Cash at beginning of period	6,688	12,683

Cash at end of period	$6,756	$3,781

Supplemental information:
Interest payments	$9	$51
Income tax payments	751	98
Non-cash financing activity for stock option exercise	—	122

See notes to condensed consolidated financial statements.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 1.	Financial Presentation

The unaudited, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These reports reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	June 30, 2013	June 30, 2012

Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,568,000	9,493,000

Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,568,000	9,493,000
Stock options (a)	99,000	—

Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	9,667,000	9,493,000

(a)	During the three month periods ended June 30, 2013 and June 30, 2012, options to purchase 433,000 and 748,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE 3.	Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for the three month periods ended June 30, 2013 and June 30, 2012, includes stock-based compensation expense of $109 net of tax, or $0.01 per diluted share, and $147 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with the 1999 Plan, the 2004 Plan and the 2006 Plan collectively, the “Plans”).

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, unexercised options granted in fiscal years 2006, 2007 and 2008 remain outstanding.

Under each of the Plans, option exercise prices equal the fair market value of the common shares at their respective grant dates. Options granted to officers and employees expire no later than 10 years after the date of the grant. In most circumstances prior to fiscal year 2014, options granted to directors, officers, and employees generally vest ratably over three years beginning one year after the date of the grant. In certain circumstances, including a change of control of the Company (as defined in the various Plans), option vesting may be accelerated.

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 19,000 of the total 158,000 options granted in fiscal 2014 and 77,000 of the total 551,000 options granted in fiscal 2013. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2014 was $3.03 and $3.01 and in fiscal 2013 was $3.05, $3.02, $3.02 and $2.82. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2013 $3.05 value per option	0.0%	34.0%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	35.5%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	34.9%	1.1%	7.0	0.0%
2013 $2.82 value per option	0.0%	30.9%	1.3%	7.0	0.0%

The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $2.13 and $1.92. The remaining 474,000 options granted in fiscal 2013 had a weighted-average value per option of $1.86, $1.75 and $1.75 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2014 $2.13 value per option	2014 $1.92 value per option	2013 $1.86 value per option	2013 $1.75 value per option	2013 $1.75 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	34.9%	34.9%	34.0%	34.9%	30.1%
Risk-free interest rate	1.9%	1.9%	1.8%	1.1%	1.3%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	0.2%	0.3%	0.2%	0.2%	0.2%
Suboptimal behavior factor	1.9	1.9	1.9	1.9	1.9

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price

Outstanding at March 31, 2013	1,231,498	$720	7	$8.20
Granted	158,000	—	10	8.58
Exercised	(49,167)	91	—	6.80

Canceled or expired	(108,667)	—	—	9.08

Outstanding at June 30, 2013	1,231,664	1,093	8	8.22

Options exercisable at June 30, 2013	602,997	764	6	8.17
Unvested options expected to become exercisable after June 30, 2013	628,667	329	9	8.28

Shares available for future option grants at June 30, 2013 (a)	428,477

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2014 was approximately $334. The aggregate intrinsic value of options exercised during the first three months of fiscal 2014 was approximately $19. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2014.

During the first three months of fiscal 2014 and fiscal 2013, stock option compensation expense recorded in selling, general and administrative expenses was $127 and $203, respectively, before taxes of $48 and $85, respectively. As of June 30, 2013, there was $940 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately three years.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Except as otherwise authorized by the Board of Directors, it is the general policy of the Company that the stock underlying the option grants consists of authorized and unissued shares available for distribution under the applicable Plans. Under the Plans, the Incentive and Compensation Committee of the Board of Directors (made up of independent directors) may at any time offer to repurchase a stock option that is exercisable and has not expired.

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value

Non-vested at March 31, 2013	24,125	$7.51
Granted	11,714	8.35
Vested	—	—
Cancelled	—	—

Non-vested at June 30, 2013	35,839	7.78

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of fiscal 2014 and fiscal 2013, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $48 and $50, respectively, before taxes of $18 and $21, respectively. As of June 30, 2013, there was approximately $140 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE 4.	Inventories

Inventories are summarized as follows:

	June 30, 2013	March 31, 2013

Finished goods	$735	$1,024
Work in process	7,564	7,350
Purchased and manufactured parts	16,162	12,532

	24,461	20,906
Reserve for slow moving and obsolescence	(3,610)	(3,116)

Total	$20,851	$17,790

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

NOTE 5.	Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month periods ended June 30, 2013 and June 30, 2012 was $331 and $338, respectively.

Average estimated useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years

The Company classified as real estate held for sale on the condensed consolidated balance sheets a property owned in Glen Head, New York that is subject to a sales agreement. The closing of the sale agreement for the property is subject to the buyer receiving development approvals and the Company completing environmental obligations and reviews. Presently, the Company anticipates that the net sale proceeds will be $3,800. See Note 14 for a discussion of environmental matters related to this site.

NOTE 6.	Product Warranty

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 30, 2013 are summarized as follows:

Balance at March 31, 2013	$221
Warranty costs incurred	(45)
Change in estimates to pre-existing warranties	—
Product warranty accrual	19

Balance at June 30, 2013	$195

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 7.	Other Current Liabilities

Other current liabilities consists of the following:

	June 30, 2013	March 31, 2013
Engineering project reserves	$1,530	$1,530
Environmental reserves – Note 14	1,857	1,890
Accrued medical benefits cost	598	640
Accrued commissions	201	126
Other	793	884

Total	$4,979	$5,070

NOTE 8.	Income Taxes

Income taxes for the three month period ended June 30, 2013 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At June 30, 2013, the Company has an Alternative Minimum Tax Credit of approximately $847 and is available to reduce future federal taxes. A valuation allowance of $318 exists for the Company’s state deferred tax assets, as required under ASC 740. This occurred because of favorable changes in the New Jersey tax law that will significantly reduce the Company’s New Jersey income tax apportionment factor and the overall state effective tax rate in future periods. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At June 30, 2013, the Company had no unrecognized tax benefits for uncertain tax positions and the Company does not expect the liability for uncertain tax positions to increase during the fiscal year.

NOTE 9.	Long-Term Debt Payable to Banks

Senior Credit Facility - The Company has a 60-month, $33,000 senior credit facility consisting of a $10,000 revolving line of credit (the “Revolver”) and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Senior Credit Facility”). The term loan had quarterly principal payments of $821 over the life of the loan and $6,571 due at maturity in August 2013. In June 2012, the Company paid in full the term loan in the amount of $10,679.

The Senior Credit Facility bears interest at either the “Base Rate” or the London Interbank Offered Rate (“LIBOR”) plus applicable margins based on the Company’s leverage ratio. The leverage ratio is equal to consolidated total debt divided by consolidated EBITDA (the sum of net income, depreciation, amortization, other non-cash charges and credits to net income, interest expense, and income tax expense minus charges related to debt refinancing) for the most recent four quarters and is calculated at each quarter end. The Base Rate is the higher of the Prime Rate or the Federal Funds Open Rate plus 0.50%. The applicable margins for the Base Rate based borrowings are between 0% and 0.75%. The applicable margins for LIBOR-based borrowings are between 1.25% and 2.25%. During the first three months of fiscal 2014, the Senior Credit Facility had a blended interest rate of approximately 0.375%, which represents a commitment fee on the average daily unused portion of the Revolver.

The Senior Credit Facility is secured by all of the Company’s assets and allows the Company to issue letters of credit against the total borrowing capacity of the facility. As of June 30, 2013, there were no outstanding borrowings under the Revolver, $202 in outstanding (standby) letters of credit, and $9,798 in Revolver

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

availability. The Senior Credit Facility contains certain financial covenants which require a minimum fixed charge coverage ratio that is not permitted to be less than 1.25 : 1.0 and a leverage ratio that is not permitted to be more than 2.5 : 1.0. The fixed charge coverage ratio is equal to consolidated EBITDA divided by fixed charges (the sum of cash interest expense, cash income taxes, dividends, cash environmental costs, scheduled principal installments on indebtedness adjusted for prepayments, capital expenditures, and payments under capitalized leases). As of June 30, 2013, the Company was in compliance with the covenant provisions of the Senior Credit Facility.

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

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $282 and $175, respectively, for the three month periods ended June 30, 2013 and June 30, 2012.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,315 and $3,266 as of June 30, 2013 and March 31, 2013, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest cost	$7	$8	$28	$35
Amortization of net loss	8	2	—	—

Net periodic cost	$15	$10	$28	$35

NOTE 12.	Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2013, the Company had no other significant concentrations of credit risk.

NOTE 13.	New Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income. The amendments in this Update supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASUs 2011-05 (issued in June 2011) and 2011-12 (issued in December 2011) for all public and private organizations. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this Update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. The guidance provided by this update becomes effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

At June 30, 2013 and March 31, 2013, the aggregate environmental liability was $11,243 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,472 at both June 30, 2013 and March 31, 2013, respectfully, that is classified mostly as a non-current asset.

In the first three months of fiscal 2014 and fiscal 2013, the Company spent $324 and $239, respectively, on environmental costs, and for the entire fiscal 2013, the Company spent $1,245. The Company has a detailed plan by property to manage its environmental exposure. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at ten locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

Although the Company takes great care in developing these risk assessments and future cost estimates, the actual amount of remediation costs may be different from those estimated as a result of a number of factors including but not limited to the following: changes to federal and state environmental regulations or laws; changes in local construction costs and the availability of personnel and materials; unforeseen remediation requirements that are not apparent until the work actually commences; and actual remediation expenses that differ from those estimated. The Company does not include any unasserted claims that it might have against others in determining its potential liability for such costs, and, except as noted with specific cost sharing arrangements, has no such arrangements, nor has it taken into consideration any future claims against insurance carriers that the Company may have in determining its environmental liabilities. In those situations where the Company is considered a de minimis participant in a remediation claim, the failure of the larger participants to meet their obligations could result in an increase in the Company’s liability at such a site.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,211 for the Glen Head site at June 30, 2013. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

The Company is administering a settlement, concluded in the first quarter of fiscal 2000, under which the U.S. Government pays 50% of the ongoing direct and indirect environmental costs for the Federal Labs site subject to the 1999 Consent Order. The U.S. Government cost-sharing receivable is classified primarily as other assets on the condensed consolidated balance sheets. The Company also concluded an agreement in the first quarter of fiscal 2006, under which the U.S. Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. No future payments are due under this second agreement.

The Company is currently party to a tolling agreement with the Federal Government with the remainder of the Federal Labs site while negotiating a cost-sharing arrangement subject to the 2003 Consent Order. There can be no assurance the Company will be successful in these negotiations or any litigation seeking to enforce its rights to contribution or indemnification from the U.S. Government. The Company’s environmental liability reserves are not reduced for any potential cost-sharing payments.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

At June 30, 2013, the environmental liability reserve at Federal Labs was $5,404. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Wyoming, Illinois

The Company has been conducting investigation and cleanup activities at its formerly-owned property in Wyoming, Illinois. This work was being conducted pursuant to a voluntary agreement entered into with the Illinois Environmental Protection Agency (“IEPA”). The Company sold the property in 2004.

In fiscal 2013, the Company successfully implemented a soil remediation project and provided final investigation and cleanup reports to the IEPA. On April 12, 2013, the IEPA issued a No Further Remediation Letter to the Company approving the remedial action and releasing the Company from further obligations associated with the known contamination at the property provided that the Company complete, among other things, required notice and deed recording obligations, including notice to the current property owner of the No Further Remediation Letter and recording in the county land use records. The Company completed these obligations in June 2013 and believes that no further on-site work is required.

The Company has no other known environmental obligations with respect to the Wyoming Illinois site. The remaining technical fees from the Company’s technical advisors and oversight fees from the IEPA are not expected to exceed $35. Accordingly, the Company reduced the remaining environmental liability for this site by $1,207 as there is no further known obligation.

There are other properties that have a combined environmental liability of $2,628 at June 30, 2013.

The environmental activity is summarized as follows:

Balance at March 31, 2013	$12,684
Environmental costs incurred	(324)
Interest accretion	90
Reduction of environmental reserve-Wyoming Illinois	(1,207)

Balance at June 30, 2013	$11,243

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

During the three month period ended June 30, 2013, 33%, 18% and 14% of net sales were made to three major customers, respectively. During the three month period ended June 30, 2012, 30%, 18% and 15% of net sales were made to three major customers, respectively.

As of June 30, 2013, 19%, 10% and 10% of net accounts receivable were derived from three major customers, respectively. As of June 30, 2012, 23%, 12% and 12% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three month periods ended June 30, 2013 and June 30, 2012:

Location	June 30, 2013	June 30, 2012
United States	$12,393	$8,816
Italy	2,653	1,850
England	324	658
Other European countries	892	687
Pacific and Far East	591	454
Other International	2,715	1,948

Total	$19,568	$14,413

NOTE 16.	Subsequent Events

Management has evaluated all events occurring through the date that the Condensed Consolidated Financial Statements have been issued, and has determined that all such events that are material to the Condensed Consolidated Financial Statements have been fully disclosed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless otherwise indicated or the context otherwise requires, all references in this report to the “Company,” the “registrant” “we,” “us” or “our” and similar terms refer to Breeze-Eastern Corporation and its subsidiaries. All dollar amounts stated herein are in thousands except per share amounts. All references to years in this report refer to the fiscal year ended March 31 of the indicated year unless otherwise specified. This report reflects all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for fair presentation of the results of operations for the periods reflected. Certain prior fiscal year amounts may have been reclassified to conform to the current fiscal year presentation.

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, continuation of the current sequestration, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2013 for the fiscal year ended March 31, 2013, and under and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Readers are cautioned not to place undue reliance on our forward-looking statements. Except as required by law, we assume no duty to update or revise our forward-looking statements.

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

We have experienced product development schedule slippage and increased investment due to OEM customer extended development timetables and due to our own product development progress. The Airbus A400M military transport aircraft development has taken longer than originally anticipated, and we currently expect revenues related to this project starting in calendar 2013.

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

Products

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH-53K Super Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Eurocopter Ecureuil, Dolphin, EH-101 Merlin/Cormorant, Changhe Z-11, Agusta Westland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds.

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

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, CASA CN-235, and CASA C-295. In addition, we have a contract with Airbus to develop and produce products for the new cargo winch and retrieval winch systems for the A400M cargo aircraft and expect to be the sole supplier of these products with anticipated delivery beginning in the 2013 calendar year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue for the life of the aircraft model, which can be for decades. It is expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013, as filed with the SEC on June 6, 2013, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

	Three Months Ended		Increase/(Decrease)
	June 30, 2013	June 30, 2012	$	%

Products	$13,556	$10,700	$2,856	26.7%
Services	6,012	3,713	2,299	61.9

Net sales	19,568	14,413	5,155	35.8

Products	8,610	6,925	1,685	24.3
Services	4,153	1,977	2,176	110.1

Cost of sales	12,763	8,902	3,861	43.4

Gross profit	6,805	5,511	1,294	23.5
As a % of net sales	34.8%	38.2%	N/A	(3.4	)%Pt

Selling, general, and administrative expenses	2,733	3,272	(539)	(16.5)%
Engineering expense	1,819	3,469	(1,650)	(47.6)

Operating income (loss)	2,253	(1,230)	3,483	283.2

Interest expense	18	173	(155)	(89.6)

Income tax provision (benefit)	841	(600)	1,441	240.2
Effective tax rate	38.0%	42.0%	N/A	(4.0	)%Pt

Net income (loss)	$1,373	$(828)	$2,201	265.8%

Net Sales. Fiscal 2014 first quarter net sales of $19,568 were $5,155, or 35.8%, above net sales of $14,413 in the fiscal 2013 first quarter. Fiscal 2014 first quarter products sales of $13,556 were $2,856, or 26.7%, above prior year primarily due to higher new equipment hoist & winch and cargo hook volume to international and domestic OEMs and to higher spare parts cargo hook volume to the U.S. Government.

Fiscal 2014 first quarter services sales of $6,012 were higher by $2,299, or 61.9%, compared with the prior year primarily due to increased overhaul & repair volume to the U.S. Government and higher engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2014 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $8,610 in the fiscal 2014 first quarter were $1,685, or 24.3%, higher than the same period in fiscal 2013 primarily due to increased new production and spare parts volume. Cost of services provided of $4,153 in the fiscal 2014 first quarter was $2,176, or 110.1%, higher than the prior year due primarily to shipping engineering qualification units at a loss and to higher engineering volume. In the fiscal 2014 first quarter, manufacturing overhead was favorably over-absorbed by $700, or 3.6% of sales. In the prior year, under-absorbed overhead was $125, or 0.9% of sales. The absorption split between products and services was 81% and 19%, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Gross profit. Gross profit of $6,805 in the fiscal 2014 first quarter was $1,294, or 23.5%, above the same period in fiscal 2013. The increase is primarily due to increased overhaul & repair and spare parts volume, partly offset by lower profitability for new production and engineering. The new production mix was unfavorable due to higher volume to large domestic and international OEMs, and engineering profitability was reduced by shipping new product qualification units at a loss and overspending on other billable engineering projects. As a percent of sales, the gross profit margin was 34.8% for the fiscal 2014 first quarter compared with 38.2% for the prior year. Gross profit as a percent of sales declined primarily due to new production and engineering.

Operating Expenses. Total operating expenses were $4,552, or 23.3% of net sales, in the first quarter of fiscal 2014 compared with $6,741 or 46.8% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $2,733 in the fiscal 2014 first quarter compared with $3,272 in the first quarter of fiscal 2013, a decrease of $539 due primarily to a $1,207 environmental liability reduction in the first quarter of 2014 because we received a No Further Remediation Letter from the state of Illinois for a previously-owned property in Wyoming, Illinois. This was partly offset by higher selling costs as we invest in marketing and improving customer service. As a percent of sales, SG&A was 14.0% in the fiscal 2014 first quarter versus 22.7% in the comparable period last year. The decrease as a percent of sales is due primarily to reducing the environmental liability and also to the higher sales in the 2014 fiscal first quarter.

Engineering expenses were $1,819 in the first quarter of fiscal 2014 compared with $3,469 in the first quarter of fiscal 2013. The decrease reflects lower new product development for awarded aerospace platforms, primarily the A400M. We anticipate total gross engineering costs to be lower for fiscal 2014.

Interest Expense. Interest expense was $18 during the first quarter of fiscal 2014 versus $173 in the first quarter of fiscal 2013 which included expensing $95 of deferred debt acquisition costs after we pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter.

Income tax provision (benefit). Income tax provision was $841 in the first quarter of fiscal 2014, compared with an income tax benefit, due to reporting a loss, of $600 in the first quarter of fiscal 2013. Income taxes for the three month periods ended June 30, 2013 and June 30, 2012 were computed using the effective tax rate of 38.0% and 42.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. The lower effective tax rate in fiscal 2014 is due to primarily to a lower New Jersey state tax rate. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss). Net income was $1,373, or $0.14 per diluted share, in the first quarter of fiscal 2014, compared with a loss of $828, or a negative $0.09 per diluted share, in the fiscal 2013 first quarter. The increase is due to the higher gross profit resulting from the sales increase, lower SG&A and engineering costs, lower interest expense from pre-paying debt a year ago, and a lower effective tax rate.

New Orders. New products and services orders received during the three months ended June 30, 2013 increased by 8.0% to $15,972 compared with $14,783 during the three months ended June 30, 2012. The increase was due primarily to new equipment cargo hooks and also to overhaul & repair and engineering, partly offset by reduced spare parts orders.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $37,754 at June 30, 2013 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Backlog at June 30, 2013 was $111,506, compared with $115,102 at March 31, 2013, and $111,554 at June 30, 2012. These figures include $70,816, $71,070, and $71,466, respectively, for the Airbus A400M military transport aircraft scheduled to commence shipping in calendar 2013.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.8 for the fiscal 2014 first quarter and 1.0 for the fiscal 2013 first quarter.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Senior Credit Facility. At times, we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250,000.

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Senior Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Senior Credit Facility is discussed in Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained elsewhere in this report.

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

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at some of our former parent company’s facilities that were never required for our current operations. In fiscal 2014, we anticipate spending approximately $1,890 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve and will not impact income.

Working Capital

Net working capital at June 30, 2013 was $35,353, an increase of $1,319, versus $34,034 at March 31, 2013. The ratio of current assets to current liabilities was 3.4:1.0 at June 30, 2013 compared with 3.3:1.0 at the beginning of fiscal 2014. The net working capital increase resulted primarily from an increase in inventory of $3.1 million in order to improve customer service with better overhaul & repair turnaround time and product delivery. Other significant working capital changes were decreases in accounts receivable of $2,216, accrued compensation of $898, and an increase in accounts payable of $1,606.

The accounts receivable days outstanding decreased to 62.5 days at June 30, 2013, from 71.8 days at June 30, 2012. Inventory turnover increased to 2.7 turns at June 30, 2013 versus 1.9 turns at June 30, 2012. Inventory turns are higher due to the increased cost of goods sold from the higher sales volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Capital Expenditures

Capital expenditures for the three months ended June 30, 2013 and 2012 were $282 and $32, respectively. Fiscal 2014 first quarter and fiscal 2013 first quarter spending was for production test equipment. Capitalized qualification units and pre-qualification assets for the three months ended June 30, 2013 and 2012 were $25 and $1,353, respectively. The lower fiscal 2014 first quarter reflects approaching the end of reaching qualification for production.

Senior Credit Facility

The Senior Credit Facility is discussed in Note 9 of the “Notes to Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,206	$1,029	$1,942	$1,849	$1,386

Purchase obligations (a)	—	—	—	—	—

Total	$6,206	$1,029	$1,942	$1,849	$1,386

(a)	Our supplier purchase orders contain provisions allowing vendors to recover certain costs in the event of “cancellation for convenience” by us. We believe that we do not have ongoing purchase obligations with respect to our suppliers that are material in amount or that would result, individually or collectively, in a material loss exposure to us if cancelled for convenience. Furthermore, purchase obligations for capital assets and services historically have not been material in amount.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At June 30, 2013 and March 31, 2013 the aggregate environmental liability was $11,243 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,472 at both June 30, 2013 and March 31, 2013, respectfully, that is classified mostly as a non-current asset.

In the first three months of fiscal 2014 and fiscal 2013, we spent $324 and $239, respectively, on environmental costs, and for the entire fiscal 2013, we spent $1,245. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending $1,890 on environmental matters in fiscal 2014. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

In fiscal 2013, we successfully implemented a soil remediation project and provided final investigation and cleanup reports to IEPA for its formerly owned property in Wyoming, Illinois. On April 12, 2013, the IEPA

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

issued a No Further Remediation Letter releasing us from further obligations associated with the known contamination at the property. We have no known environmental obligations with respect to the former Wyoming Illinois site. The remaining technical fees from our technical advisors and oversight fees from the IEPA are not expected to exceed $35. Accordingly, we reduced the remaining environmental liability for this site by $1,207 as there is no further known obligation.

Environmental matters are discussed in Note 14 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation - Litigation is discussed in Note 14 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 13 of the “Notes to Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

($ In Thousands Except Share data)

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. At June 30, 2013, we had no borrowings under our Senior Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250,000.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first three months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the financial position, results of operations, or cash flows in future periods.

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, as filed with the SEC on June 6, 2013, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.	DEFAULT S UPON SENIOR SECURITIES.

None

Item 4.	MINE SAFETY DISCLOSURES.

None.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	The Interactive Data Files on Exhibit 101 hereto (XBRL (Extensible Business Reporting Language) information) is furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: July 31, 2013	By:	/s/ Mark D. Mishler
Mark D. Mishler, Senior Vice President,
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.