Form 10-Q
period 2013-09-30
BREEZE-EASTERN CORP
filed 2013-10-30
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 23, 2013, the total number of outstanding shares of common stock was 9,663,218.

PART I.     FINANCIAL INFORMATION

Item 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K, filed on June 6, 2013 with the Securities and Exchange Commission (“SEC”), for the fiscal year ended March 31, 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) September 30, 2013	(Audited) March 31, 2013
CURRENT ASSETS:
Cash	$3,497	$6,688
Accounts receivable (net of allowance for doubtful accounts of $301 at September 30, 2013 and $292 at March 31, 2013)	12,628	15,955
Inventories – net	24,748	17,790
Prepaid expenses and other current assets	1,685	1,506
Deferred income taxes	6,978	6,757
Total current assets	49,536	48,696
PROPERTY:
Property and equipment	19,216	18,770
Less accumulated depreciation and amortization	12,754	12,084
Property – net	6,462	6,686
OTHER ASSETS:
Deferred income taxes – net	3,507	4,289
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,277	4,350
Other	5,405	5,190
Total other assets	17,391	18,031
TOTAL ASSETS	$73,389	$73,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	6,951	5,526
Accrued compensation	1,990	3,325
Accrued income taxes	—	741
Other current liabilities	5,252	5,070
Total current liabilities	14,193	14,662
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	14,011	15,679
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	28,204	30,341
STOCKHOLDERS’ EQUITY
Preferred stock—authorized, 300,000 shares; none issued	—	—
Common stock—authorized, 100,000,000 shares of $.01 par value; issued, 10,106,896 at September 30, 2013 and 9,987,200 at March 31, 2013	101	100
Additional paid-in capital	98,069	97,113
Accumulated deficit	(45,829)	(46,985)
Accumulated other comprehensive loss	(184)	(184)
	52,157	50,044
Less treasury stock, at cost – 443,678 shares at September 30, 2013 and March 31, 2013, respectively	(6,972)	(6,972)
Total stockholders’ equity	45,185	43,072
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$73,389	$73,413

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net sales	$15,464	$23,421	$35,032	$37,834
Cost of sales	10,051	13,592	22,814	22,494
Gross profit	5,413	9,829	12,218	15,340
Selling, general, and administrative expenses	3,808	3,763	6,541	7,035
Engineering expense	1,910	2,511	3,729	5,980
Operating income (loss)	(305)	3,555	1,948	2,325
Interest expense	15	19	33	192
Other expense – net	30	21	51	46
Income (loss) before incomes taxes	(350)	3,515	1,864	2,087
Income tax provision (benefit)	(133)	1,476	708	876
Net income (loss)	$(217)	$2,039	$1,156	$1,211
Earnings (loss) per common share:
Basic net income (loss) per share	$(0.02)	$0.21	$0.12	$0.13
Diluted net income (loss) per share	(0.02)	0.21	0.12	0.13
Weighted-average basic shares outstanding	9,644,000	9,499,000	9,608,000	9,496,000
Weighted-average diluted shares outstanding	9,644,000	9,540,000	9,705,000	9,549,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Six Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$1,156	$1,211
Adjustments to reconcile net income to net cash used in operating activities:
Write-off of engineering project development qualification units	—	111
Billed qualification costs	743	—
Depreciation and amortization	749	746
Non-cash reserve accretion	174	201
Stock based compensation	350	464
Provision for losses on accounts receivable	9	9
Deferred taxes-net	561	731
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	3,318	371
(Increase) decrease in inventories	(6,958)	(3,541)
(Increase) decrease in other assets	(365)	(687)
Increase (decrease) in accounts payable	1,425	598
Increase (decrease) in accrued compensation	(1,335)	(602)
Increase (decrease) in accrued income taxes	(741)	100
Increase (decrease) in other liabilities	(1,660)	(344)
Net cash used in operating activities	(2,574)	(632)
Cash flows from investing activities:
Capital expenditures	(447)	(132)
Capitalized qualification units and pre-qualification assets	(744)	(1,056)
Net cash used in investing activities	(1,191)	(1,188)
Cash flows from financing activities:
Payments on long-term debt	—	(10,679)
Net borrowings (repayments) of other debt	—	—
Payment of debt issue costs	(33)	—
Exercise of stock options	607	1
Net cash provided by (used in) financing activities	574	(10,678)
Increase (decrease) in cash	(3,191)	(12,498)
Cash at beginning of period	6,688	12,683
Cash at end of period	$3,497	$185
Supplemental information:
Interest payments	$26	$74
Income tax payments	980	45
Non-cash financing activity for stock option exercise	—	122

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

The computation of basic earnings (loss) per share is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings (loss) per share assumes the foregoing as well as the exercise of all dilutive stock options using the treasury stock method. The diluted earnings (loss) per share is computed using the same weighted-average number of shares as the basic earnings (loss) per share computation.

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,644,000	9,499,000	9,608,000	9,496,000

Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,644,000	9,499,000	9,608,000	9,496,000
Stock options (a)	—	41,000	97,000	53,000
Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	9,644,000	9,540,000	9,705,000	9,549,000

(a)

During the three and six month periods ended September 30, 2013, options to purchase 109,500 and 271,000 shares of common stock, respectively, and during the three and six month periods ended September 30, 2012, options to purchase 732,000 and 740,000 shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE  3.      Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for the three and six month periods ended September 30, 2013, includes stock-based compensation expense of $108 net of tax, or $0.01 per diluted share, and $217 net of tax, or $0.02 per diluted share, respectively. Net income for the three and six month periods ended September 30, 2012, includes stock-based compensation expense of $122 net of tax, or $0.01 per diluted share, and $269 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with the 1999 Plan, the 2004 Plan and the 2006 Plan collectively, the “Plans”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, unexercised options granted in fiscal years 2006 and 2008 remain outstanding.

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

The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $1.90 and $1.71. The remaining 474,000 options granted in fiscal 2013 had a weighted-average value per option of $1.86, $1.75, and $1.75 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options.

The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation method:

	2014 $1.90 value per option	2014 $1.71 value per option	2013 $1.86 value per option	2013 $1.75 value per option	2013 $1.75 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	34.9%	34.9%	34.0%	34.9%	30.1%
Risk-free interest rate	1.9%	1.9%	1.8%	1.1%	1.3%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.1%	1.8%	0.2%	0.2%	0.2%
Suboptimal behavior factor	1.7	1.7	1.9	1.9	1.9

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,231,498	$720	7	$8.20
Granted	158,000	—	10	8.58
Exercised	(88,500)	159	—	6.86
Canceled or expired	(325,785)	—	—	9.32
Outstanding at September 30, 2013	975,213	1,547	8	8.34
Options exercisable at September 30, 2013	414,880	716	6	8.43
Unvested options expected to become exercisable after September 30, 2013	560,333	831	9	8.28
Shares available for future option grants at September 30, 2013 (a)	501,113

(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first six months of fiscal 2014 was approximately $607. The aggregate intrinsic value of options exercised during the first six months of fiscal 2014 was approximately $159. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2014.

During the first six months of fiscal 2014 and fiscal 2013, stock option compensation expense recorded in selling, general and administrative expenses was $248 and $368, respectively, before taxes of $94 and $154, respectively. As of September 30, 2013, there was $789 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans is as follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2013	24,125	$7.51
Granted	31,196	8.91
Vested	(24,125)	7.51
Cancelled	—	—
Non-vested at September 30, 2013	31,196	8.91

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first six months of fiscal 2014 and fiscal 2013, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $102 and $96,

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

respectively, before taxes of $39 and $40, respectively. As of September 30, 2013, there was approximately $267 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE  4.      Inventories

Inventories are summarized as follows:

	September 30, 2013	March 31, 2013
Finished goods	$860	$1,024
Work in process	9,460	7,350
Purchased and manufactured parts	18,108	12,532
	28,428	20,906
Reserve for slow moving and obsolescence	(3,680)	(3,116)
Total	$24,748	$17,790

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

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three and six month periods ended September 30, 2013 was $339 and $670, respectively, and for the three and six month periods ended September 30, 2012 was $345 and $683, respectively.

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

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2013 are summarized as follows:

Balance at March 31, 2013	$221
Warranty costs incurred	(92)
Change in estimates to pre-existing warranties	—
Product warranty accrual	66
Balance at September 30, 2013	$195

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE  7.      Other Current Liabilities

Other current liabilities consists of the following:

	September 30, 2013	March 31, 2013
Engineering project reserves	$1,530	$1,530
Environmental reserves – Note 14	2,104	1,890
Accrued medical benefits cost	572	640
Accrued commissions	168	126
Other	878	884
Total	$5,252	$5,070

NOTE  8.      Income Taxes

Income taxes for the six month period ended September 30, 2013 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At September 30, 2013, the Company has available an Alternative Minimum Tax Credit of approximately $688 to reduce future federal taxes. A valuation allowance of $318 exists for the Company’s state deferred tax assets, as required under ASC 740. This occurred because of favorable changes in the New Jersey tax law that will significantly reduce the Company’s New Jersey income tax apportionment factor and the overall state effective tax rate in future periods. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At September 30, 2013, the Company had no unrecognized tax benefits for uncertain tax positions and the Company does not expect the liability for uncertain tax positions to increase during the fiscal year.

NOTE  9.      Long-Term Debt Payable to Banks

Revolving Credit Facility – On August 26, 2013 the Company refinanced the Former Senior Credit Facility (as defined below) with a new five-year Revolving Credit Facility (the “Revolving Credit Facility” or “Facility”). The Revolving Credit Facility provides the Company with a $20,000 unsecured revolving line of credit with an accordion feature that may increase the amount to 2.5 times EBITDA (as defined in the Facility) to a maximum of $35,000.

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of September 30, 2013, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit.

The Revolving Credit Facility includes customary representations and warranties and requires the Company to comply with customary covenants, including, among other things, the following financial covenants: maintain at least a specified minimum level of tangible net worth; maintain a ratio of funded debt to EBITDA not exceeding a specified amount; and maintain a ratio of EBIT (as defined in the Facility) to cash interest expense not exceeding a specified amount.

The Revolving Credit Facility does not restrict the Company’s ability to pay cash dividends on shares of its common stock, subject to maintaining $5,000 available under the Facility after the dividend payment and complying with the financial covenants included in the Facility. In addition, the Revolving Credit Facility does not restrict the Company’s ability to acquire or purchase other businesses or their assets provided that the businesses or assets are in a line of business which is substantially similar to the Company’s current business.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

As of September 30, 2013, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. As of September 30, 2013, the Company was in compliance with the covenant provisions of the Facility.

Former Senior Credit Facility – Prior to August 26, 2013, the Company had a five-year, $33,000 senior credit facility consisting of a $10,000 revolving line of credit and, at the inception of the credit agreement in August 2008, a term loan totaling $23,000 (the “Former Senior Credit Facility”). In June 2012, the Company paid in full the term loan.

The Former Senior Credit Facility contained certain financial covenants which required a minimum fixed charge coverage and leverage ratios. The Former Senior Credit Facility bore interest at the “Base Rate” or LIBOR plus applicable margins based on the Company’s leverage ratio. During fiscal 2014, the Former Senior Credit Facility had a blended interest rate of approximately 0.375%, which represents a commitment fee on the average daily unused portion of the revolving line of credit. The Former Senior Credit Facility was secured by all of the Company’s assets and allowed the Company to issue letters of credit against the total borrowing capacity of the Former Senior Credit Facility.

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

The carrying amount reported in the condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount for borrowings under the Revolving Credit Facility, if applicable, would approximate fair value because of the variable market interest rate charged to the Company for these borrowings.

NOTE   11.      Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $244 and $526, respectively, for the three and six month periods ended September 30, 2013 and $235 and $410, respectively, for the three and six month periods ended September 30, 2012.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,445 and $3,266 as of September 30, 2013 and March 31, 2013, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The net periodic pension cost is based on estimated values provided by independent actuaries.

The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost	$8	$9	$15	$17
Amortization of net (gain) loss	7	2	15	4
Net periodic cost	$15	$11	$30	$21

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest cost	$28	$34	$56	$69
Amortization of net (gain) loss	—	—	—	—
Net periodic cost	$28	$34	$56	$69

NOTE  12.      Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2013, the Company had no other significant concentrations of credit risk.

NOTE  13.      New Accounting Standards

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Environmental Matters

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several former facilities that were never required for its current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, the former parent Company. Environmental cleanup activities usually span many years, which make estimating liabilities a matter of judgment because of various factors, including changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors as well as studies and reports by external environmental consultants to estimate the amount and timing of any future costs that may be required for remediation actions. The Company follows ASC 450 in recording and disclosing environmental liabilities and records a liability for its best estimate of remediation costs. Because the Company believes it has a more-definitive best estimate of the environmental liability, the Company does not calculate a range in accordance with ASC 450.

At September 30, 2013 and March 31, 2013, the aggregate environmental liability was $11,049 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,408 and $1,472 at September 30, 2013 and March 31, 2013, respectfully, that is classified mostly as a non-current asset.

In the first six months of fiscal 2014 and fiscal 2013, the Company spent $602 and $544, respectively, on environmental costs, and for the entire fiscal 2013, the Company spent $1,245. The Company has a detailed plan by property to manage its environmental exposure. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

In addition, and as disclosed below, the Company is also pursuing claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs), including the U.S. Government.

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,155 for the Glen Head site at September 30, 2013. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

In the second quarter of fiscal 2014, the Company and the PaDEP executed a first amendment to the 2003 Consent Order for additional remediation work within the site covered by the 2003 Consent Order. The Company submitted an environmental cleanup plan for this additional remediation work during the second quarter of fiscal 2014.

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

At September 30, 2013, the environmental liability reserve at Federal Labs was $5,292. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Wyoming, Illinois

The Company successfully implemented a soil remediation project and provided final investigation and cleanup reports to the Illinois Environmental Protection Agency (“IEPA”) at its formerly-owned property in Wyoming, Illinois. The IEPA issued a No Further Remediation Letter to the Company approving the remedial action and releasing the Company from further obligations associated with the known contamination at the property.

The Company has no other known environmental obligations with respect to the Wyoming Illinois site.  Accordingly, the Company reduced the remaining environmental liability for this site by $1,207, reflected in SG&A expense.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

There are other properties that have a combined environmental liability of $2,602 at September 30, 2013.

The environmental activity is summarized as follows:

Balance at March 31, 2013	$12,684
Environmental costs incurred	(602)
Interest accretion	174
Reduction of environmental reserve-Wyoming Illinois	(1,207)
Balance at September 30, 2013	$11,049

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

Our products and related services aggregate into one reportable segment—sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales of 10% or more of total revenues derived from customers for the three and six month periods ended September 30, 2013 and  2012 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Customer A	21%	13%	28%	15%
Customer B	23	15	18	15
Customer C	18	17	18	22
Customer D	10	*	*	*
Customer E	*	17	*	11

*Represents less than 10% of net sales.

As of September 30, 2013, 33%, 21%  and 10% of net accounts receivable were derived from three major customers, respectively. As of March 31, 2013, 17%, 14% and 11% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2013 and September 30, 2012:

	Three Months Ended		Six Months Ended
Location	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$9,796	$14,246	$22,189	$23,062
England	1,665	1,910	1,989	2,568
Italy	2,206	1,778	4,859	3,628
Other European countries	450	1,233	1,342	1,920
Pacific and Far East	556	1,104	1,147	1,558
Other international	791	3,150	3,506	5,098
Total	$15,464	$23,421	$35,032	$37,834

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

nOTE   16.      Subsequent Events

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, continuation of the current sequestration, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies, and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 6, 2013 for the fiscal year ended March 31, 2013, and under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

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

Our business is affected by global economic and geo-political conditions. As U.S. military activity in Iraq and Afghanistan declines, United States defense spending reductions and redirections could have a material impact on our revenues and earnings in future periods. Similarly, European government military and spending reductions could have a material impact on revenues and earnings in

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

future periods. However, we believe that the primary military missions that drive procurement and the use of our equipment (search and rescue, special operations, and cargo delivery) will continue to get a funding priority.

We have experienced product development schedule slippage and increased investment due to OEM customer extended development timetables and due to our own product development progress. The Airbus A400M military transport aircraft development has taken longer than originally anticipated, and we currently expect revenues related to this project starting in calendar 2013.

CORE BUSINESS

Our core business is aerospace and defense products. We believe we are a leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture weapons handling systems, cargo winches, and tie-down equipment. These products are sold primarily to military and civilian agencies and to aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.

PRODUCTS AND SERVICES

Our products and related services aggregate into one reportable segment. The nature of the production process (assemble, inspect, and test), customers, and product distribution are similar for all products. We sell our products through internal marketing representatives and independent sales representatives and distributors.

Products

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH-53K Super Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Eurocopter Ecureuil, Dolphin, EH-101 Merlin/Cormorant, Changhe Z-11, and Agusta Westland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds.

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

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

	Three Months Ended		Increase/(Decrease)
	September 30, 2013	September 30, 2012	$	%
Products	$9,872	$18,454	$(8,582)	(46.5)%
Services	5,592	4,967	625	12.6
Net sales	15,464	23,421	(7,957)	(34.0)
Products	6,191	11,009	(4,818)	(43.8)
Services	3,860	2,583	1,277	49.4
Cost of sales	10,051	13,592	(3,541)	(26.1)
Gross profit	5,413	9,829	(4,416)	(44.9)
As a % of net sales	35.0%	42.0%	N/A	(7.0	)% Pt
Selling, general, and administrative expenses	3,808	3,763	45	1.2%
Engineering expense	1,910	2,511	(601)	(23.9)
Operating income (loss)	(305)	3,555	(3,860)	(108.6)
Interest expense	15	19	(4)	(21.1)
Income tax provision (benefit)	(133)	1,476	(1,609)	(109.0)
Effective tax rate	38.0%	42.0%	N/A	(4.0	)% Pt
Net income (loss)	$(217)	$2,039	$(2,256)	(110.6)%

Net Sales. Fiscal 2014 second quarter net sales of $15,464 were $7,957, or 34.0%, below net sales of $23,421 in the fiscal 2013 second quarter. Fiscal 2014 second quarter products sales of $9,872 were $8,582, or 46.5%, below prior year primarily due to lower new equipment hoist & winch volume and lower spare parts cargo hook volume to the U.S. Government and international OEMs.

Fiscal 2014 second quarter services sales of $5,592 were higher by $625, or 12.6%, compared with the prior year primarily due to increased engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2014 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $6,191 in the fiscal 2014 second quarter were $4,818, or 43.8%, lower than the same period in fiscal 2013 primarily due to decreased new production volume and also to lower spare parts volume. Cost of services provided of

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

$3,860 in the fiscal 2014 second quarter was $1,277, or 49.4%, higher than the prior year due primarily to shipping engineering qualification units and to higher engineering volume and costs.

In the fiscal 2014 second quarter, manufacturing overhead was favorably over-absorbed by $69, or 0.4% of sales. The absorption split between products and services was 79% and 21%, respectively.  In the prior year, under-absorbed overhead was $132, or 0.6% of sales. The absorption split between products and services was 45% and 55%, respectively.

Gross profit. Gross profit of $5,413 in the fiscal 2014 second quarter was $4,416, or 44.9%, below the same period in fiscal 2013. The decrease is primarily due to reduced new equipment and spare parts volume and also to lower profitability for new production as well as for overhaul & repair, spare parts, and engineering. The new equipment mix was unfavorable due to higher volume to large domestic and international OEMs, and engineering profitability was reduced by shipping new product qualification units at a loss and overspending on other billable engineering projects. As a percent of sales, the gross profit margin was 35.0% for the fiscal 2014 second quarter compared with 42.0% for the prior year. Gross profit as a percent of sales declined primarily due to new production and billable engineering.

Operating Expenses. Total operating expenses were $5,718, or 37.0% of net sales, in the second quarter of fiscal 2014 compared with $6,274 or 26.8% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses of $3,808 in the fiscal 2014 second quarter were relatively flat compared with $3,763 in the second quarter of fiscal 2013, an increase of $45. As a percent of sales, SG&A was 24.6% in the fiscal 2014 second quarter versus 16.1% in the comparable period last year. The increase as a percent of sales is due primarily to the higher sales in the prior-year fiscal second quarter.

Engineering expenses were $1,910 in the second quarter of fiscal 2014 compared with $2,511 in the second quarter of fiscal 2013. The decrease reflects lower engineering spending including product development for awarded aerospace platforms. We anticipate total gross engineering costs to be lower for fiscal 2014.

Interest Expense. Interest expense was $15 during the second quarter of fiscal 2014 versus $19 in the second quarter of fiscal 2013.  Interest costs are amortization of debt origination costs and the unused commitment fee.

Income tax provision (benefit). Income tax benefit, due to reporting a loss, was $133 in the second quarter of fiscal 2014, compared with an income tax provision of $1,476 in the second quarter of fiscal 2013. Income taxes for the three month periods ended September 30, 2013 and September 30, 2012 were computed using the effective tax rates of 38.0% and 42.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. The lower effective tax rate in fiscal 2014 is primarily due to a lower New Jersey state tax rate. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss). Net loss was $217, or a negative $0.02 per diluted share, in the second quarter of fiscal 2014, compared with net income of $2,039, or $0.21 per diluted share, in the fiscal 2013 second quarter. The decrease is due to the lower gross profit resulting from lower sales and lower margins, partly offset by lower engineering costs.

New Orders. New products and services orders received during the three months ended September 30, 2013 decreased by 28.8% to $21,816 compared with $30,619 during the three months ended September 30, 2012. The decrease was due primarily to lower orders from the U.S Government and also large OEM’s for new production, as well as lower orders from the U.S. Government for engineering.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $40,293 at September 30, 2013 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at September 30, 2013 was $117,858, compared with $115,102 at March 31, 2013, and $118,752 at September 30, 2012. These figures include $70,816, $71,070, and $71,466, respectively, for the Airbus A400M military transport aircraft scheduled to commence shipping in calendar 2013.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.4 for the fiscal 2014 second quarter and 1.3 for the fiscal 2013 second quarter.

Six Months Ended September 30, 2013 Compared with Six Months Ended September 30, 2012

	Six Months Ended		Increase/(Decrease)
	September 30, 2013	September 30, 2012	$	%
Products	$23,428	$29,154	$(5,726)	(19.6)%
Services	11,604	8,680	2,924	33.7
Net sales	35,032	37,834	(2,802)	(7.4)
Products	14,801	17,934	(3,133)	(17.5)
Services	8,013	4,560	3,453	75.7
Cost of sales	22,814	22,494	320	1.4
Gross profit	12,218	15,340	(3,122)	(20.4)
As a % of net sales	34.9%	40.6%	N/A	(5.7	)% Pt
Selling, general, and administrative expenses	6,541	7,035	(494)	(7.0)%
Engineering expense	3,729	5,980	(2,251)	(37.6)
Operating income	1,948	2,325	(377)	(16.2)
Interest expense	33	192	(159)	(82.8)
Income tax provision	708	876	(168)	(19.2)
Effective tax rate	38.0%	42.0%	N/A	(4.0	)% Pt
Net income	$1,156	$1,211	$(55)	(4.5)%

Net Sales. Fiscal 2014 first six months net sales of $35,032 decreased by $2,802, or 7.4%, from net sales of $37,834 in the first six months of fiscal 2013.

Product sales in the first six months of fiscal 2014 were $23,428, a decrease of $5,726, or 19.6%, from $29,154 in the corresponding prior year period. The decrease is primarily due to lower new equipment hoist & winch volume to the U.S. military and also lower spare parts volume.

Service sales in the first six months of fiscal 2014 were $11,604, an increase of $2,924, or 33.7%, from $8,680 in the corresponding prior year period due to higher overhaul & repair volume to the U.S. Government and higher engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2013 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe fiscal 2014 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $14,801 in the fiscal 2014 first six months were 17.5% lower than the corresponding prior-year period primarily due to the reduced new equipment and spare parts volume. Cost of services provided of $8,013 in the fiscal 2014 first six months were $3,453 higher than the corresponding prior-year period due to higher overhaul & repair volume and higher engineering billing.

Manufacturing overhead was favorably over-absorbed by $769, or 2.2% of sales, in the first six months of fiscal 2014. This over-absorption was approximately split between products and services of 81% and 19%, respectively. The prior year period included under-absorbed overhead of $257, or 0.7% of sales. This under-absorption was approximately split between products and services of 45% and 55%, respectively.

Gross profit. Gross profit of $12,218 in the fiscal 2014 first six months was $3,122, or 20.4% lower, than the same period in fiscal 2013. Gross profit dollars declined from the lower sales volume and the new equipment mix was unfavorable due to higher volume to large domestic and international OEMs, and engineering profitability was reduced by shipping new product qualification units at a loss and overspending on other billable engineering projects.  As a percent of sales, the gross profit margin was 34.9% for the fiscal 2013 first six months compared with 40.6% for the prior year. Gross profit as a percent of sales declined primarily due to new production and billable engineering.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Operating Expenses. Total operating expenses were $10,270, or 29.3% of net sales, in the first six months of fiscal 2014 compared with $13,015, or 34.4% of net sales, in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $6,541 in the fiscal 2014 first six months compared with $7,035 in the first six months of fiscal 2013, a decrease of $494. The decrease is primarily due to a $1,207 environmental liability reduction in the first fiscal quarter because of lower remediation costs and ending our involvement for a previously-owned property in Wyoming, Illinois.  Excluding the benefit from the environmental accrual reduction, SG&A increased by $713 primarily due to spending investments in customer service and marketing.  As a percent of sales, SG&A was 18.7% (22.1% excluding the accrual benefit) in the fiscal 2014 first six months versus 18.6% in the comparable period last year.

Engineering expenses were $3,729 in the first six months of fiscal 2014 compared with $5,980 in the first six months of fiscal 2013. The decrease is primarily due to lower new product development costs for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K.  We anticipate total gross engineering costs to be lower for fiscal 2014.

Interest Expense. Interest expense was $33 in the fiscal 2014 first six months versus $192 in fiscal 2013. Interest costs in fiscal 2014 are for amortization of debt origination costs and the unused commitment fee.  We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs in the fiscal 2013 first quarter.

Income tax provision. Income tax expense was $708 in the first six months of fiscal 2014 versus $876 in the first six months of fiscal 2013. The decrease is due to lower pre-tax income due primarily to lower gross profit, partly offset by lower net engineering costs. Income taxes for the six month periods ended September 30, 2013 and September 30, 2012 were computed using the effective tax rates of 38.0% and 42.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation.  The lower effective tax rate in fiscal 2014 is primarily due to a lower New Jersey state tax rate. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $1,156, or $0.12 per diluted share, in the fiscal 2014 first six months compared with $1,211, or $0.13 per diluted share, in the same period in fiscal 2013. The decrease is due to the lower gross profit resulting from lower sales and lower margins, partly offset by lower engineering costs.

New Orders. New products and services orders received during the six months ended September 30, 2013 decreased 16.8% to $37,788 compared with $45,402 during the six months ended September 30, 2012. The decrease was due primarily to lower orders from the U.S. Government and also large OEM’s for new production, as well as lower orders from the U.S. Government for engineering.

Backlog

The book to bill ratio for the first six months of fiscal 2014 was 1.1 compared with 1.2 for the first six months of fiscal 2013. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Revolving Credit Facility. At times, we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000.

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Revolving Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Revolving Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained elsewhere in this report.

On August 26, 2013, we refinanced the Former Senior Credit Facility with a new five-year Revolving Credit Facility. The Revolving Credit Facility provides us with a $20,000 unsecured revolving line of credit with an accordion feature that, under certain conditions and circumstances may increase  to $35,000. We believe we have adequate cash flow and debt availability to meet our operating needs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at some of our former parent company’s facilities that were never required for our current operations. In fiscal 2014, we anticipate spending approximately $1,890 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve.

Working Capital

Net working capital at September 30, 2013 was $35,343, an increase of $1,309, versus $34,034 at March 31, 2013. The ratio of current assets to current liabilities was 3.5:1.0 at September 30, 2013 compared with 3.3:1.0 at the beginning of fiscal 2014. The net working capital increase resulted primarily from an increase in inventory of $7.0 million for parts related to expected shipments in the last half of the fiscal year related to the Airbus A400M military transport aircraft, and having additional inventory to improve customer service with better overhaul & repair turnaround time and product delivery. Other significant working capital changes were decreases in cash of $3,191, accounts receivable of $3,327, accrued compensation of $1,335, and an increase in accounts payable of $1,425.

The accounts receivable days outstanding increased to 70.0 days at September 30, 2013, from 57.0 days at September 30, 2012. Inventory turnover decreased to 1.7 turns at September 30, 2013 versus 2.9 turns at September 30, 2012. Inventory turns are lower due to increased inventory and lower sales volume.

Capital Expenditures

Capital expenditures for the six months ended September 30, 2013 and 2012 were $447 and $132, respectively. Spending for the first six months of fiscal 2014 was mainly for production test equipment. Spending for the first six months of fiscal 2013 was for production test equipment and information technology capital. Capitalized qualification units and pre-qualification assets for the six months ended September 30, 2013 and 2012 were $744 and $1,056, respectively. The lower spending in fiscal 2014 reflects approaching the end of reaching qualification for production.

Revolving Credit Facility

The Revolving Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,089	$1,066	$2,020	$1,848	$1,155
Purchase obligations (a)	—	—	—	—	—
Total	$6,089	$1,066	$2,020	$1,848	$1,155

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

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters – At September 30, 2013 and March 31, 2013 the aggregate environmental liability was $11,049 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,408 at September 30, 2013 and $1,472 at March 31, 2013, respectfully, that is classified mostly as a non-current asset.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

In the first six months of fiscal 2014 and fiscal 2013, we spent $602 and $544, respectively, on environmental costs, and for the entire fiscal 2013, we spent $1,245. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending $1,890 on environmental matters in fiscal 2014. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

The aggregate environmental liability reduction was primarily due to implementing a more cost-effective solution at our previously-owned property in Wyoming, Illinois.  In the fiscal first quarter of 2014, the Illinois Environmental Protection Agency issued a No Further Remediation Letter releasing us from further obligations associated with the known contamination at the property. We have no known environmental obligations with respect to the former Wyoming Illinois site. Accordingly, we reduced the remaining environmental liability for this site by $1,207 in the first quarter of fiscal 2014, as reflected in SG&A expense

Environmental matters are discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

Litigation – Litigation is discussed in Note 14 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 13 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part 1, Item 1 of this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Debt Facility. At September 30, 2013, we had no borrowings under our Debt Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first six months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.     Defaults Upon Senior Securities.

None.

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

* We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2013, and September 30, 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2013, and March 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2013, and September 30, 2012, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: October 30, 2013	By:	/s/ Mark D. Mishler
Mark D. Mishler
Senior Vice President, Chief Financial Officer and Treasurer*

*On behalf of the Registrant and as Principal Financial and Accounting Officer.