Form 10-Q
period 2013-12-31
BREEZE-EASTERN CORP
filed 2014-01-30
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of January 22, 2014, the total number of outstanding shares of common stock was 9,738,647.

PART I.     FINANCIAL INFORMATION

Item 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K, filed on June 6, 2013 with the Securities and Exchange Commission (“SEC”), for the fiscal year ended March 31, 2013. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) December 31, 2013	(Audited) March 31, 2013
CURRENT ASSETS:
Cash	$3,409	$6,688
Accounts receivable (net of allowance for doubtful accounts of $305 at December 31, 2013 and $292 at March 31, 2013)	15,691	15,955
Inventories – net	23,924	17,790
Prepaid expenses and other current assets	1,447	1,506
Deferred income taxes	7,857	6,757
Total current assets	52,328	48,696
PROPERTY:
Property and equipment	19,511	18,770
Less accumulated depreciation and amortization	13,082	12,084
Property – net	6,429	6,686
OTHER ASSETS:
Deferred income taxes – net	3,099	4,289
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,258	4,350
Other	5,453	5,190
Total other assets	17,012	18,031
TOTAL ASSETS	$75,769	$73,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	6,310	5,526
Accrued compensation	1,969	3,325
Accrued income taxes	1,403	741
Other current liabilities	5,241	5,070
Total current liabilities	14,923	14,662
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	13,754	15,679
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	28,677	30,341
STOCKHOLDERS’ EQUITY
Preferred stock - authorized, 300,000 shares; none issued	—	—
Common stock - authorized, 100,000,000 shares of $.01 par value; issued, 10,115,563 at December 31, 2013 and 9,987,200 at March 31, 2013	101	100
Additional paid-in capital	98,306	97,113
Accumulated deficit	(44,159)	(46,985)
Accumulated other comprehensive loss	(184)	(184)
	54,064	50,044
Less treasury stock, at cost – 443,678 shares at December 31, 2013 and March 31, 2013, respectively	(6,972)	(6,972)
Total stockholders’ equity	47,092	43,072
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$75,769	$73,413

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net sales	$22,628	$20,170	$57,660	$58,004
Cost of sales	14,189	11,540	37,003	34,034
Gross profit	8,439	8,630	20,657	23,970
Selling, general, and administrative expenses	3,198	3,910	9,739	10,945
Engineering expense	2,516	1,733	6,245	7,713
Operating income	2,725	2,987	4,673	5,312
Interest expense	8	17	41	209
Other expense – net	23	22	74	68
Income before incomes taxes	2,694	2,948	4,558	5,035
Income tax provision	1,024	1,239	1,732	2,115
Net income	$1,670	$1,709	$2,826	$2,920
Earnings per common share:
Basic net income per share	$0.17	$0.18	$0.29	$0.31
Diluted net income per share	0.17	0.18	0.29	0.31
Weighted-average basic shares outstanding	9,667,000	9,518,000	9,625,000	9,503,000
Weighted-average diluted shares outstanding	9,797,000	9,592,000	9,733,000	9,563,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net income	$2,826	$2,920
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Write-off of engineering project development qualification units	571	111
Billed qualification costs	747	—
Depreciation and amortization	1,129	1,113
Non-cash reserve accretion	256	299
Stock based compensation	517	609
Provision for losses on accounts receivable	13	13
Deferred taxes-net	90	1,851
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	251	9,386
(Increase) decrease in inventories	(6,134)	(5,697)
(Increase) decrease in other assets	(178)	(848)
Increase (decrease) in accounts payable	784	(282)
Increase (decrease) in accrued compensation	(1,356)	306
Increase (decrease) in accrued income taxes	662	(129)
Increase (decrease) in other liabilities	(2,010)	(429)
Net cash (used in) provided by operating activities	(1,832)	9,223
Cash flows from investing activities:
Capital expenditures	(742)	(265)
Capitalized qualification units and pre-qualification assets	(1,349)	(1,170)
Net cash used in investing activities	(2,091)	(1,435)
Cash flows from financing activities:
Payments on long-term debt	—	(10,679)
Net borrowings (repayments) of other debt	—	—
Payment of debt issue costs	(33)	—
Exercise of stock options	677	41
Net cash provided by (used in) financing activities	644	(10,638)
Decrease in cash	(3,279)	(2,850)
Cash at beginning of period	6,688	12,683
Cash at end of period	$3,409	$9,833
Supplemental information:
Interest payments	$33	$83
Income tax payments	980	460
Non-cash financing activity for stock option exercise	—	122

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Basic earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,667,000	9,518,000	9,625,000	9,503,000
Diluted earnings per Common Share:
Weighted-average common shares outstanding	9,667,000	9,518,000	9,625,000	9,503,000
Stock options (a)	130,000	74,000	108,000	60,000
Weighted-average common shares outstanding for diluted earnings per share calculation	9,797,000	9,592,000	9,733,000	9,563,000
(a)

During the three and nine month periods ended December 31, 2013, options to purchase 99,000 and 214,000 shares of common stock, respectively, and during the three and nine month periods ended December 31, 2012, options to purchase 727,000 and 735,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE  3.      Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and nine month periods ended December 31, 2013, includes stock-based compensation expense of $104 net of tax, or $0.01 per diluted share, and $320 net of tax, or $0.03 per diluted share, respectively. Net income for the three and nine month periods ended December 31, 2012, includes stock-based compensation expense of $84 net of tax, or $0.01 per diluted share, and $353 net of tax, or $0.04 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2013	1,231,498	$720	7	$8.20
Granted	158,000	—	10	8.58
Exercised	(97,167)	170	—	6.96
Canceled or expired	(329,785)	—	—	8.32
Outstanding at December 31, 2013	962,546	1,054	8	8.34
Options exercisable at December 31, 2013	431,545	548	6	8.44
Unvested options expected to become exercisable after December 31, 2013	531,001	506	9	8.26
Shares available for future option grants at December 31, 2013 (a)	505,113
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first nine months of fiscal 2014 was approximately $677. The aggregate intrinsic value of options exercised during the first nine months of fiscal 2014 was approximately $170. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2014.

During the first nine months of fiscal 2014 and fiscal 2013, stock option compensation expense recorded in selling, general and administrative expenses was $362 and $468, respectively, before taxes of $138 and $196, respectively. As of December 31, 2013, there was $702 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans is as follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2013	24,125	$7.51
Granted	31,196	8.91
Vested	(24,125)	7.51
Cancelled	—	—
Non-vested at December 31, 2013	31,196	8.91

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

Restricted stock awards granted to non-employee directors prior to fiscal 2012 contained forfeiture provisions that lapse after one year and transfer restrictions that lapse six months after the person ceases to be a director. In certain circumstances, including a change of control of the Company as defined in the various Plans, forfeiture lapses on restricted stock may be accelerated.

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

vesting period with respect to unvested restricted stock awards granted. During the first nine months of fiscal 2014 and fiscal 2013, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $155 and $141, respectively, before taxes of $59 and $59, respectively. As of December 31, 2013, there was approximately $214 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.

NOTE  4.      Inventories

Inventories are summarized as follows:

	December 31, 2013	March 31, 2013
Finished goods	$54	$1,024
Work in process	9,112	7,350
Purchased and manufactured parts	18,539	12,532
	27,705	20,906
Reserve for slow moving and obsolescence	(3,781)	(3,116)
Total	$23,924	$17,790

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

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three and nine month periods ended December 31, 2013 was $328 and $998, respectively, and for the three and nine month periods ended December 31, 2012 was $350 and $1,033, respectively.

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

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2013 are summarized as follows:

Balance at March 31, 2013	$221
Warranty costs incurred	(141)
Change in estimates to pre-existing warranties	-
Product warranty accrual	115
Balance at December 31, 2013	$195

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE  7.      Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2013	March 31, 2013
Engineering project reserves	$1,530	$1,530
Environmental reserves – Note 14	2,068	1,890
Accrued medical benefits cost	510	640
Accrued commissions	343	126
Other	790	884
Total	$5,241	$5,070

NOTE  8.      Income Taxes

Income taxes for the nine month period ended December 31, 2013 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At December 31, 2013, the Company has available an Alternative Minimum Tax Credit of approximately $500 to reduce future federal taxes. A valuation allowance of $318 exists for the Company’s state deferred tax assets, as required under ASC 740. This occurred because of favorable changes in the New Jersey tax law that will significantly reduce the Company’s New Jersey income tax apportionment factor and the overall state effective tax rate in future periods. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At December 31, 2013, the Company had no unrecognized tax benefits for uncertain tax positions and the Company does not expect the liability for uncertain tax positions to increase during the fiscal year.

NOTE  9.      Long-Term Debt Payable to Banks

Revolving Credit Facility – On August 26, 2013 the Company refinanced the Former Senior Credit Facility (as defined below) with a new five-year Revolving Credit Facility (the “Revolving Credit Facility” or “Facility”),which provides the Company with a $20,000 unsecured revolving line of credit with an accordion feature that may increase the amount to 2.5 times EBITDA (as defined in the Facility) to a maximum of  $35,000. The term of the Facility is through August 26, 2018.

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of December 31, 2013, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first nine months of fiscal 2014, the Revolving Credit Facility had a blended interest rate of approximately 0.132%, which mainly represents a commitment fee on the average daily unused portion of the Facility.

The Revolving Credit Facility includes customary representations and warranties and requires the Company to comply with customary covenants, including, among other things, the following financial covenants: maintain at least a specified minimum level of tangible net worth; maintain a ratio of funded debt to EBITDA not exceeding a specified amount; and maintain a ratio of EBIT (as defined in the Facility) to cash interest expense not below a specified amount.

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

As of December 31, 2013, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. As of December 31, 2013, the Company was in compliance with the covenant provisions of the Facility.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

—	Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets;
—

Level 2- Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

—

Level 3- Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk.

For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company develops unobservable inputs based on the best information and analysis available. The source of this information may include internal Company functional experts and external sources. The analysis includes internal valuation inputs and judgments and determining the significance of any unobservable inputs and data.

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

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $234 and $760, respectively, for the three and nine month periods ended December 31, 2013 and $222 and $632, respectively, for the three and nine month periods ended December 31, 2012.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,507 and $3,266 as of December 31, 2013 and March 31, 2013, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries.

The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest cost	$7	$8	$22	$25
Amortization of net (gain) loss	8	1	23	5
Net periodic cost	$15	$9	$45	$30

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31 2013	December 31, 2012
Interest cost	$29	$36	$85	$105
Amortization of net (gain) loss	—	—	—	—
Net periodic cost	$29	$36	$85	$105

NOTE  12.      Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of December 31, 2013, the Company had no other significant concentrations of credit risk.

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

At December 31, 2013 and March 31, 2013, the aggregate environmental liability was $10,694 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,419 and $1,472 at December 31, 2013 and March 31, 2013, respectfully, that is classified mostly as a non-current asset.

In the first nine months of fiscal 2014 and fiscal 2013, the Company spent $1,039 and $939, respectively, on environmental costs, and for the entire fiscal 2013, the Company spent $1,245. The Company has a detailed plan by property to manage its environmental exposure. These costs will be charged against the environmental liability reserve and will not impact income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,157 for the Glen Head site at December 31, 2013. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

At December 31, 2013, the environmental liability reserve at Federal Labs was $5,236. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

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

There are other properties that have a combined environmental liability of $2,301 at December 31, 2013.

The environmental activity is summarized as follows:

Balance at March 31, 2013	$12,684
Environmental costs incurred	(1,039)
Interest accretion	256
Reduction of environmental reserve-Wyoming Illinois	(1,207)
Balance at December 31, 2013	$10,694

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

Net sales of 10% or more of total revenues derived from customers for the three and nine month periods ended December 31, 2013 and 2012 are summarized as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Customer A	39%	43%	32%	25%
Customer B	14	18	16	21
Customer C	12	*	16	13

*Represents less than 10% of net sales.

As of December 31, 2013, 23%, 19%  and 18% of net accounts receivable were derived from three major customers, respectively. As of March 31, 2013, 17%, 14% and 11% of net accounts receivable were derived from three major customers, respectively.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Net sales below show the geographic location of customers for the three and nine month periods ended December 31, 2013 and December 31, 2012:

	Three Months Ended			Nine Months Ended
Location	December 31, 2013		December 31, 2012	December 31, 2013	December 31, 2012
United States	$17,163		$14,730	$39,352	$37,792
England	654		1,230	2,643	3,798
Italy	2,128		966	6,987	4,594
Other European countries	1,790		1,117	3,132	3,037
Pacific and Far East	468		603	1,615	2,161
Other international	425		1,524	3,931	6,622
Total	$22,628	,	$20,170	$57,660	$58,004

nOTE   16.      Subsequent Events

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

We have experienced product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress. The Airbus A400M military transport aircraft development has taken longer than originally anticipated, but we commenced shipping in the third quarter of fiscal 2014 and we expect to complete engineering qualification in the next several months.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2013, as filed with the SEC on June 6, 2013, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Unaudited Consolidated Financial Statements included therein.

Results of Operations

Three Months Ended December 31, 2013 Compared with Three Months Ended December 31, 2012

	Three Months Ended		Increase/(Decrease)
	December 31, 2013	December 31, 2012	$	%
Products	$17,058	$15,494	$1,564	10.1%
Services	5,570	4,676	894	19.1
Net sales	22,628	20,170	2,458	12.2
Products	10,726	9,027	1,699	18.8
Services	3,463	2,513	950	37.8
Cost of sales	14,189	11,540	2,649	23.0
Gross profit	8,439	8,630	(191)	(2.2)
As a % of net sales	37.3%	42.8%	N/A	(5.5	)% Pt
Selling, general, and administrative expenses	3,198	3,910	(712)	(18.2)%
Engineering expense	2,516	1,733	783	45.2
Operating income	2,725	2,987	(262)	(8.8)
Interest expense	8	17	(9)	(52.9)
Income tax provision	1,024	1,239	(215)	(17.4)
Effective tax rate	38.0%	42.0%	N/A	(4.0	)% Pt
Net income	$1,670	$1,709	$(39)	(2.3)%

Net Sales. Fiscal 2014 third quarter net sales of $22,628 were $2,458, or 12.2%, above net sales of $20,170 in the fiscal 2013 third quarter. Fiscal 2014 third quarter products sales of $17,058 were $1,564, or 10.1%, above prior year primarily due to higher new equipment hoist & winch volume to international OEMs.

Fiscal 2014 third quarter services sales of $5,570 were higher by $894, or 19.1%, compared with the prior year due to higher overhaul & repair volume for the U.S. military and in billable engineering.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2014 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $10,726 in the fiscal 2014 third quarter were $1,699, or 18.8%, higher than the same period in fiscal 2013 primarily due to increased new production volume. Cost of services provided of $3,463 in the fiscal 2014 third quarter was $950, or 37.8%, higher than the prior year due primarily to higher overhaul & repair volume and to higher billable engineering costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

In the fiscal 2014 third quarter, manufacturing overhead absorption did not have a significant impact.  In the prior year quarter, over-absorbed overhead positively impacted profit by $201, or 1.0% of sales. The absorption split between products and services was 40% and 60%, respectively.

Gross profit. Gross profit of $8,439 in the fiscal 2014 third quarter was $191, or 2.2%, below the same period in fiscal 2013. The decrease is primarily due to spare parts and billable engineering.  Spare parts profitability was lower, and engineering profitability decreased from overspending on billable engineering projects.   Lower profitability for new production was mostly offset by higher volume. The lower new equipment profitability was due to an unfavorable customer mix from higher volume to large domestic and international OEMs. As a percent of sales, the gross profit margin was 37.3% for the fiscal 2014 third quarter compared with 42.8% for the prior year quarter. Gross profit as a percent of sales declined in new production, overhaul & repair, spare parts, and billable engineering.

Operating Expenses. Total operating expenses were $5,714, or 25.3% of net sales, in the third quarter of fiscal 2014 compared with $5,643, or 28.0% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses of $3,198 in the fiscal 2014 third quarter were $712 lower than $3,910 in the third quarter of fiscal 2013, due to lower incentive compensation and lower spending. As a percent of sales, SG&A was 14.1% in the fiscal 2014 third quarter versus 19.4% in the comparable period last year. The decrease as a percent of sales is due to the higher sales in the current-year fiscal third quarter.

Engineering expenses were $2,516 in the third quarter of fiscal 2014 compared with $1,733 in the third quarter of fiscal 2013. The increase reflects higher product development engineering spending for awarded aerospace platforms as these programs are undergoing qualification testing. We anticipate total engineering costs to be lower for the full year of fiscal 2014.

Interest Expense. Interest expense was $8 during the third quarter of fiscal 2014 versus $17 in the third quarter of fiscal 2013.  Interest costs are amortization of debt origination costs and the unused commitment fee.

Income tax provision. Income tax provision was $1,024 in the third quarter of fiscal 2014, compared with $1,239 in the third quarter of fiscal 2013. The effective tax rates used to compute income taxes for the three month periods ended December 31, 2013 and December 31, 2012 were 38.0% and 42.0%, respectively.  The effective tax rate to be applicable for the full fiscal year is 38.0%, which is subject to ongoing review and evaluation. The lower effective tax rate in fiscal 2014 is primarily due to a lower New Jersey state tax rate. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $1,670, or $0.17 per diluted share, in the third quarter of fiscal 2014, compared with net income of $1,709, or $0.18 per diluted share, in the fiscal 2013 third quarter. The decrease is due to the lower gross profit resulting from lower margins, partly offset by lower SG&A costs.

New Orders. New products and services orders received during the three months ended December 31, 2013 increased by 55.5% to $32,826 compared with $21,109 during the three months ended December 31, 2012. The increase was due primarily to an increase in unit pricing for the Airbus A400M military transport aircraft program and also to higher hoist & winch orders from the U.S Government for new production.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $47,562 at December 31, 2013 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at December 31, 2013 was $128,038, compared with $115,102 at March 31, 2013, and $119,691 at December 31, 2012. These figures include $78,065, $71,070, and $71,238, respectively, for the Airbus A400M military transport aircraft which commenced shipping in the third quarter of fiscal 2014. In the third quarter of fiscal 2014, we reached agreement with Airbus for revised unit pricing which resulted in a net increase to backlog of $8,454 for the Airbus A400M military aircraft program. The agreement also focused the remaining contract scope on the cargo winch and retrieval winch systems.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.5 for the fiscal 2014 third quarter and 1.0 for the fiscal 2013 third quarter. Excluding the impact of the revised Airbus contract, the book-to-bill ratio would have been 1.1.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Nine Months Ended December 31, 2013 Compared with Nine Months Ended December 31, 2012

	Nine Months Ended		Increase/(Decrease)
	December 31, 2013	December 31, 2012	$	%
Products	$40,486	$44,648	$(4,162)	(9.3)%
Services	17,174	13,356	3,818	28.6
Net sales	57,660	58,004	(344)	(0.6)
Products	25,527	26,961	(1,434)	(5.3)
Services	11,476	7,073	4,403	62.3
Cost of sales	37,003	34,034	2,969	8.7
Gross profit	20,657	23,970	(3,313)	(13.8)
As a % of net sales	35.8%	41.3%	N/A	(5.5	)% Pt
Selling, general, and administrative expenses	9,739	10,945	(1,206)	(11.0)%
Engineering expense	6,245	7,713	(1,468)	(19.0)
Operating income	4,673	5,312	(639)	(12.0)
Interest expense	41	209	(168)	(80.4)
Income tax provision	1,732	2,115	(383)	(18.1)
Effective tax rate	38.0%	42.0%	N/A	(4.0	)% Pt
Net income	$2,826	$2,920	$(94)	(3.2)%

Net Sales. Fiscal 2014 first nine months net sales of $57,660 decreased by $344, or 0.6%, from net sales of $58,004 in the first nine months of fiscal 2013.

Product sales in the first nine months of fiscal 2014 were $40,486, a decrease of $4,162, or 9.3%, from $44,648 in the corresponding prior-year period. The decrease is primarily due to lower new equipment hoist & winch volume to the U.S. military.

Service sales in the first nine months of fiscal 2014 were $17,174, an increase of $3,818, or 28.6%, from $13,356 in the corresponding prior-year period due to higher overhaul & repair hoist & winch volume to the U.S. Government and to higher engineering billing.

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

Cost of Sales. Products cost of sales of $25,527 in the fiscal 2014 first nine months were 5.3% below the corresponding prior-year period primarily due to lower new equipment. Cost of services provided of $11,476 in the fiscal 2014 first nine months were 62.3% higher than the corresponding prior-year period due to higher overhaul & repair volume and higher engineering billing.

Manufacturing overhead was favorably over-absorbed by $769, or 1.3% of sales, in the first nine months of fiscal 2014. This over-absorption was approximately split between products and services of 81% and 19%, respectively. The prior-year period included under-absorbed overhead of $56, or 0.1% of sales. This under-absorption was approximately split between products and services of 63% and 37%, respectively.

Gross profit. Gross profit of $20,657 in the fiscal 2014 first nine months was $3,313, or 13.8%, lower than the same period in fiscal 2013. Gross profit dollars declined from an unfavorable new equipment mix due to higher volume to large domestic and international OEMs and lower engineering profitability from shipping new product qualification items at a loss and overspending on other billable engineering projects.  Lower overhaul & repair profitability from a greater mix of U.S. Government volume was more than offset by higher volume.  As a percent of sales, the gross profit margin was 35.8% for the fiscal 2014 first nine months compared with 41.3% for the prior year. Gross profit as a percent of sales declined primarily due to new production, overhaul & repair, and billable engineering.

Operating Expenses. Total operating expenses were $15,984, or 27.7% of net sales, in the first nine months of fiscal 2014 compared with $18,658, or 32.2% of net sales, in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $9,739 in the fiscal 2014 first nine months compared with $10,945 in the first nine months of fiscal 2013, a decrease of $1,206. The decrease is due to a $1,207 environmental liability reduction in the first fiscal quarter because of lower remediation costs and ending our involvement for a previously-owned property in Wyoming, Illinois.  Excluding the benefit from the environmental accrual

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

reduction, SG&A was even with the prior year as lower general & administrative costs offset spending investments in customer service and marketing.  As a percent of sales, SG&A was 16.9% (19.0% excluding the accrual benefit) in the fiscal 2014 first nine months versus 18.9% in the comparable period last year.

Engineering expenses were $6,245 in the first nine months of fiscal 2014 compared with $7,713 in the first nine months of fiscal 2013. The decrease is primarily due to lower new product development costs for awarded aerospace platforms, primarily the Airbus A400M and Sikorsky CH-53K.  We anticipate total engineering costs to be lower for fiscal 2014.

Interest Expense. Interest expense was $41 in the fiscal 2014 first nine months versus $209 in fiscal 2013. Interest costs in fiscal 2014 are for amortization of debt origination costs and the unused commitment fee.  We pre-paid our $10,679 term loan in full during the fiscal 2013 first quarter which resulted in expensing $95 of deferred debt acquisition costs in the fiscal 2013 first quarter.

Income tax provision. Income tax expense was $1,732 in the first nine months of fiscal 2014 versus $2,115 in the first nine months of fiscal 2013. The decrease is due to lower pre-tax income due primarily to lower gross profit, partly offset by lower engineering costs and the fiscal first quarter environmental benefit. The effective tax rates used to compute income taxes for the nine month periods ended December 31, 2013 and December 31, 2012 were 38.0% and 42.0%, respectively.  The effective tax rate to be applicable for the full fiscal year is 38.0%, which is subject to ongoing review and evaluation.  The lower effective tax rate in fiscal 2014 is primarily due to a lower New Jersey state tax rate.  Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $2,826, or $0.29 per diluted share, in the fiscal 2014 first nine months compared with $2,920, or $0.31 per diluted share, in the same period in fiscal 2013.  The decrease is due to the lower gross profit resulting from lower sales and lower margins, partly offset by lower engineering costs and the fiscal first quarter environmental benefit.

 New Orders. New products and services orders received during the nine months ended December 31, 2013 increased 6.1% to $70,596 compared with $66,511 during the nine months ended December 31, 2012. The increase was due primarily to renegotiating the Airbus A400M military transport aircraft contract, partly offset by lower spare parts and new production weapons handling orders.

Backlog

The book to bill ratio for the first nine months of fiscal 2014 was 1.2 compared with 1.1 for the first nine months of fiscal 2013. Excluding the impact of the revised Airbus contract, the book-to-bill ratio would have been 1.1. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

In the third quarter of fiscal 2014, we reached agreement with Airbus for revised unit pricing which resulted in a net increase to backlog of $8,454 for the Airbus A400M military aircraft program. The agreement also focused the remaining contract scope on the cargo winch and retrieval winch systems.

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

Working Capital

Net working capital at December 31, 2013 was $37,405, an increase of $3,371, versus $34,034 at March 31, 2013. The ratio of current assets to current liabilities was 3.5:1.0 at December 31, 2013 compared with 3.3:1.0 at the beginning of fiscal 2014. We generated increased working capital from earnings and from long-term deferred tax assets maturing to current assets. We used this working capital and cash of $3,279 to purchase inventory, as reflected in the $6,134 inventory increase. The increased inventory is for anticipated shipments in the last quarter of the fiscal year and to improve customer service with better overhaul & repair turnaround time and product delivery.

The accounts receivable days outstanding increased to 62.7 days at December 31, 2013, from 46.7 days at December 31, 2012. Inventory turnover decreased to 2.3 turns at December 31, 2013 versus 2.4 turns at December 31, 2012. Inventory turns are lower due to increased inventory.

Capital Expenditures

Capital expenditures for the nine months ended December 31, 2013 and 2012 were $742 and $265, respectively. Spending for the first nine months of fiscal 2014 was mainly for production test equipment. Spending for the first nine months of fiscal 2013 was for production test equipment and information technology capital. Capitalized qualification units and pre-qualification assets for the nine months ended December 31, 2013 and 2012 were $1,349 and $1,170, respectively. The higher spending in fiscal 2014 reflects product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress.

Revolving Credit Facility

The Revolving Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years.

		Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,822	$1,065	$1,985	$1,848	$924
Purchase obligations (a)	—	—	—	—	—
Total	$5,822	$1,065	$1,985	$1,848	$924
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

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters – At December 31, 2013 and March 31, 2013 the aggregate environmental liability was $10,694 and $12,684, respectively, included in other current liabilities and other long term liabilities on the balance sheets, before cost-sharing of approximately $1,419 at December 31, 2013 and $1,472 at March 31, 2013, respectfully, that is classified mostly as a non-current asset.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

In the first nine months of fiscal 2014 and fiscal 2013, we spent $1,039 and $939, respectively, on environmental costs, and for the entire fiscal 2013, we spent $1,245. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending $1,890 on environmental matters in fiscal 2014. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

The aggregate environmental liability reduction was primarily due to implementing a more cost-effective solution at our previously-owned property in Wyoming, Illinois.  In the fiscal first quarter of 2014, the Illinois Environmental Protection Agency issued a No Further Remediation Letter releasing us from further obligations associated with the known contamination at the property. We have no known environmental obligations with respect to the former Wyoming Illinois site. Accordingly, we reduced the remaining environmental liability for this site by $1,207 in the first quarter of fiscal 2014, as reflected in SG&A expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Debt Facility. At December 31, 2013, we had no borrowings under our Debt Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250,000.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the first nine months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

None.

Item 5.     Other Information.

None.

Item 6.     EXHIBITS

4.1

Amendment No. 2 to Rights Agreement, dated October 30, 2013 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report On Form 8-k, filed with the SEC on October 31, 2013).

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

* We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2013, and December 31, 2012, respectively; (ii) the Condensed Consolidated Balance Sheets at December 31, 2013, and March 31, 2013; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2013, and December 31, 2012, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION (Registrant)
Dated: January 30, 2014	By:	/s/ Mark D. Mishler
Mark D. Mishler
Senior Vice President, Chief Financial Officer and Treasurer*
*	On behalf of the Registrant and as Principal Financial and Accounting Officer.