Form 10-K
period 2014-03-31
BREEZE-EASTERN CORP
filed 2014-06-05
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE MKT (formerly NYSE Amex) on such date, was $25,802,151. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 27, 2014, the registrant had 9,703,877 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2014.

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2014

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, or continuation of the current sequestration, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies; and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” beginning on page 6 of this report and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 16 of this report.

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

PRODUCTS

Products include new equipment and spare parts sales and represented approximately 72%, 75%, and 76% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

($ in Thousands Except Share Amounts)

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH-53K, King Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Eurocopter Ecureuil, Dolphin, EH-101 Merlin/Cormorant, Changhe Z-11, Agusta Westland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 55%, 54%, and 56% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

Our external cargo hook systems are original equipment on leading military medium and heavy lift helicopters. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Sikorsky CH-53 Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 15%, 16%, and 14% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

We make static-line retrieval and cargo winches for military cargo aircraft including the Boeing C-17, Alenia C-27J, CASA CN-235,  CASA C-295, and Airbus A400M.

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue for the life of the aircraft model, which can be for decades. It is expensive and difficult for a second supplier’s product to become qualified and approved on the same aircraft.

Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We supply this equipment for the United States, Japanese, and European Multiple-Launch Rocket Systems (MLRS) and the United States High Mobility Artillery Rocket System (HIMARS). We also provide actuators and specialty gear boxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 2%, 5%, and 6% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

SERVICES

Services include overhaul and repair and engineering sales and represented 28%, 25%, and 24% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We have also licensed third-party service centers around the world to perform these services. Overhaul and repair represented 25%, 24%, and 23% of our total revenues in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

MAJOR CUSTOMERS

We have three major customers: the U.S. Government, United Technologies Corporation, and Finmeccanica SpA, which accounted for 30%, 14%, and 13%, respectively, of the total consolidated net sales for fiscal 2014.

GOVERNMENT SALES

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 81%, 66%, and 76% of consolidated revenue during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. U.S. Government sales, both direct and indirect, are generally procured using standard government fixed price or cost reimbursable contracts. As a U.S. Government contractor, we are subject to routine audits by U.S. Government agencies.

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

($ in Thousands Except Share Amounts)

BACKLOG

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2014 was $119,464 as compared with $115,102 at March 31, 2013 as new orders exceeded shipments in fiscal 2014. Approximately $76,454 of our backlog at March 31, 2014 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPONENTS, RAW MATERIALS, AND SEASONALITY

The various component parts and, to some extent, assembly of components and subsystems by subcontractors used by us to produce our products are generally available from more than one source. In those instances where only a single source for any material or part is available, such items can generally be redesigned to accommodate materials or parts made by other suppliers, although this may lead to lengthy delays and higher costs in meeting customer requirements. In some cases, we stock an adequate supply of the single source materials or parts for use until a new supplier can be approved.

In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in fiscal 2015.

EMPLOYEES

As of March 31, 2014, we had 181 salaried and hourly employees, and the United Auto Workers (UAW) represented 60 hourly employees at our facility. We reached a three-year collective bargaining agreement with the UAW effective October 1, 2013. We consider our relations, with both our union and non-union employees, to be generally satisfactory.

INTERNATIONAL OPERATIONS AND SALES

We currently have no operations based outside of the United States. We had export sales of $37,101, $28,936, and $31,212 in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, representing 43%, 36%, and 37% of our consolidated net sales in each of those years. The risks and profitability of international sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our consolidated financial statements contained elsewhere in this report.

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

RESEARCH AND DEVELOPMENT

We conduct extensive research and development activities, primarily for developing new or improved products, under customer-sponsored contracts and for our own investment. Research and development costs, which are charged to Engineering expense when incurred, amounted to $6,916, $7,664, and $14,702 for the years ended March 31, 2014, 2013, and 2012, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $1,472, $2,119, and $1,744 in fiscal 2014, fiscal 2013, and fiscal 2012, respectively.

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

($ in Thousands Except Share Amounts)

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

($ in Thousands Except Share Amounts)

Risks Associated with our Business and/or Industry

A substantial amount of our revenue is derived from the U.S. Government, United Technologies Corporation, and  Finmeccanica SpA. A termination or reduction in the volume of business with any of these customers would have a material adverse effect on our revenue and profits.

Approximately 30%, 14%, and 13% of our consolidated net sales in fiscal 2014 were to the U.S. Government (direct), United Technologies Corporation, and Finmeccanica SpA. Other than sales to Finmeccanica SpA, these sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels. Specifically, United Technologies Corporation recently acquired Goodrich Corporation which has a hoist & winch business unit, which might potentially have an impact on our sales to United Technology Corporation.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2014, sales under U.S. Government contracts represented approximately 53% of our total sales, while sales to foreign governments represented approximately 28% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to annual congressional appropriations, and congressional priorities are subject to change. In addition, Congress may reduce expenditures for defense programs or terminate such programs at any time. A decline in government expenditures or redirection of government funding may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

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

($ in Thousands Except Share Amounts)

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

($ in Thousands Except Share Amounts)

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

Our new product development requires up-front engineering research & development expenditures that impact current income and qualification units that are capitalized as intangible assets on the consolidated balance sheets if there is an existing contract or anticipated contract under a program. These engineering research & development expenditures may not result in future revenue-generating products or may not become technically viable as a result of pre-production qualification testing. These research & development expenditures are generally incurred as a part of awarded new product development for customers’ aerospace platforms. If the product being designed does not meet customer technical specifications or timely delivery needs, we may need to write-off capitalized qualification units and reimburse customers for their costs that result from our product delivery delay.

Our backlog is subject to reduction and cancellation at any time without notice, which could negatively impact our future revenues and results of operations.

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2014 was $119,464. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

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

In fiscal 2014, 43% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:

•	The possibility of unfavorable circumstances arising from host country laws or regulations;
•	Potential negative consequences from changes to significant taxation policies, laws, or regulations;
•	Changes in tariff and trade barriers and import or export licensing requirements; and

($ in Thousands Except Share Amounts)

•	Political or economic instability, insurrection, civil disturbance, or war.

Government regulations could limit our ability to sell our products outside the United States and otherwise adversely affect our business.

In fiscal 2014, approximately 35% of our sales were subject to compliance with the United States Export Administration regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

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

The terms of our credit agreement may restrict our current and future operating and financial flexibility.

The credit agreement that is in effect with respect to our debt includes covenants that, among other things, restrict our ability to:

•	not to spend or incur obligations to acquire fixed assets for more than $2,000 in any single fiscal year;
•	create, incur, assume or guarantee additional indebtedness;
•	create, incur, assume or permit any liens on any asset;
•	enter into sale and leaseback transactions;
•	change our organizational documents; and
•	change the nature of our business.

Our credit agreement also contains covenants that require us to:

•	maintain a tangible net worth equal to at least $22,500;
•	maintain a ratio of funded debt to EBITDA (a) at all times while EBITDA in said ratio exceeds $25,000, not exceeding 3.0:1.0, and (b) at all other times, not exceeding 2.5:1.0; and
•	maintain an interest coverage ratio of at least 3.0:1.0.

We may be unable to comply with the covenants under our credit agreement in the future. A failure to comply with the covenants under our credit agreement could result in an event of default. In the event of a default our lender could elect to declare all borrowings,

($ in Thousands Except Share Amounts)

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

Approximately 33% of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. Although we have historically enjoyed satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, including work stoppages or slowdowns, we may experience an adverse impact on our operating results.

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

($ in Thousands Except Share Amounts)

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

Cyber security attacks in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, and other electronic security breaches that could lead to disruptions in mission critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. These events could damage our reputation and lead to financial losses from remedial actions, loss of business or potential liability.

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

($ in Thousands Except Share Amounts)

We have adopted a shareholder rights plan which could make it more difficult for a third-party to acquire the Company.

We adopted a shareholders rights plan intended to protect us from efforts to obtain control of the Company that are inconsistent with the best interests of the Company and its stockholders. The rights will be exercisable ten days following the earlier of the public announcement that a stockholder has acquired 15% or more of our common stock without Board approval or the announcement of a tender offer which results in the ownership of 15% or more of our common stock. The rights also become exercisable if a person or group that already owns 15% or more of the Company’s common stock acquires any additional shares (other than pursuant to the Company’s employee benefit plans) without Board of Directors approval. If the rights become exercisable, all rights holders (other than the person/entity triggering the rights) will be entitled to acquire Company securities at a substantial discount. The rights may substantially dilute the stock ownership of a person or group attempting to take over the Company without the approval of the Board of Directors, the rights plan could make it more difficult for a third-party to acquire the Company or a significant percentage of the outstanding capital stock, without first negotiating with the Board of Directors. The shareholder rights plan expires July 18, 2014.

We do not pay a dividend.

Cash dividend payments in the future may depend upon our earnings (if any), financial condition, and capital requirements. We do not have plans at this time to pay dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth certain information concerning our sole operating facility as of March 31, 2014:

Location	Use of Premises	Owned or Leased	Sq. Ft
Whippany, New Jersey	Executive offices and manufacturing plant	Leased	115,335

In May, 2009, we executed a 10-year lease, at market terms, for our facility in Whippany, New Jersey.

Our current business is only conducted at our Whippany, New Jersey facility. Properties owned in Saltzburg, Pennsylvania; Glen Head, New York; and Irvington, New Jersey were operated by one or more of our predecessor affiliates or parent company, TransTechnology Corporation, and are not used in our operations. The Saltzburg and Irvington properties have a zero book value. Our contingencies associated with environmental liabilities are discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

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

We are engaged in various legal proceedings incidental to our business. Our management, after taking into consideration information provided by our legal counsel, believes that these matters will have no material effect on our consolidated financial position or the results of operations or cash flows in future periods.

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

($ in Thousands Except Share Amounts)

ITEM 4.	MINE SAFETY DISCLOSURES

None.

($ in Thousands Except Share Amounts)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01, is listed for trading on the NYSE MKT under the trading symbol BZC. The following table sets forth the range of high and low sale prices of our common stock as reported on the NYSE MKT for the periods indicated.

	High	Low
Fiscal 2013
First Quarter	$8.55	$6.03
Second Quarter	7.90	6.41
Third Quarter	8.35	7.50
Fourth Quarter	8.26	7.90
Fiscal 2014
First Quarter	$9.30	$8.13
Second Quarter	9.92	8.65
Third Quarter	9.88	9.00
Fourth Quarter	9.90	9.16

Holders

As of May 27, 2014, the number of stockholders of record of the Company’s common stock was 1,258. On May 27, 2014, the closing sales price of a share of common stock was $9.58 per share.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2009 through March 31, 2014, with the cumulative return on a Peer Issuer Group Index. The graph assumes a $100 investment on March 31, 2009.

	Years Ended March 31,
	2009	2010	2011	2012	2013	2014
Breeze-Eastern Corporation	$100.00	$104.70	$129.99	$127.27	$124.99	$149.68
Russell Microcap Index	100.00	165.14	206.95	202.68	237.00	315.77
Russell 2000 Index	100.00	162.76	204.75	204.37	237.69	296.87
Dow Jones Select Microcap Index	100.00	159.80	200.18	188.98	214.20	276.79

($ in Thousands Except Share Amounts)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the most recent five year period ended March 31, 2014. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years ended March 31,
	2014	2013	2012	2011	2010
Results from Operations
Net sales	$85,933	$79,956	$84,942	$78,200	$69,027
Gross profit	31,131	32,813	35,214	30,952	20,651
Operating income (loss)	9,089	8,190	7,022	9,457	(6,723)
Interest expense	49	227	396	694	891
Net income (loss)	5,641	4,076	3,776	5,026	(6,043)
Net income (loss) per share:
Basic	$0.58	$0.43	$0.40	$0.53	$(0.64)
Diluted	0.58	0.43	0.39	0.53	(0.64)
Approximate Shares outstanding at year-end	9,704,000	9,544,000	9,490,000	9,429,000	9,397,000
Financial Position
Total assets	$79,793	$73,413	$79,851	$78,148	$76,108
Working capital	39,708	34,034	39,148	32,376	25,188
Long-term debt	—	—	8,215	11,500	14,786
Stockholders’ equity	50,484	43,072	38,152	33,433	27,820
Book value per share at year end	5.20	4.51	4.02	3.55	2.96
Ratios
Current ratio	3.50	3.32	3.37	3.11	2.72

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have experienced product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress. The Airbus A400M military transport aircraft development has taken longer than originally anticipated, but we commenced shipping in the third quarter of fiscal 2014 and we expect to complete engineering qualification in the next several months. Our engineering expense in fiscal 2012 was reported net of reimbursements from Airbus, and we received no reimbursements in fiscal 2013 and fiscal 2014.

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statement preparation conforms to accounting principles generally accepted in the United States of America and requires us to make estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available at the time that they are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. To the extent that there are material differences between these estimates, judgments, or assumptions and actual results, our financial statements will be affected. We believe the following critical accounting policies are affected by significant estimates, assumptions, and judgments used in preparing our consolidated financial statements.

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

We value inventories using the lower of cost or market on a first-in, first-out (FIFO) basis. We reduce the carrying amount of these inventories to net realizable value based on our assessment of inventory that is considered excess or obsolete based on the historical usage. Since all of our products are produced to meet specific customer requirements, the reserve focus is on purchased and manufactured parts.

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Therefore, each $1,000 of inventory purchased will result in an increase of $11 in inventory reserves. Management periodically reviews this methodology to ensure it is reasonably accurate and will make future adjustments as necessary through current earnings.   In fiscal 2014, 2013, and 2012, we increased the inventory obsolescence reserve by $291, $540, and $496, respectively.

Inventories are discussed further in Notes 1 and 2 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

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

($ in Thousands Except Share Amounts)

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

Deferred Tax Asset. See Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Stock-Based Compensation. See Note 9 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RESULTS OF OPERATIONS

Fiscal 2014 Compared with Fiscal 2013

	Fiscal Year Ended		Increase/ (Decrease)
	March 31, 2014	March 31, 2013	$	%
Products	$62,234	$59,765	$2,469	4.1%
Services	23,699	20,191	3,508	17.4
Net sales	85,933	79,956	5,977	7.5
Products	39,585	34,255	5,330	15.6
Services	15,217	12,888	2,329	18.1
Cost of sales	54,802	47,143	7,659	16.2
Gross profit	31,131	32,813	(1,682)	(5.1)
As a % of net sales	36.2%	41.0%	N/A	(4.8	)%Pt.
Selling, general, and administrative expenses	13,880	15,246	(1,366)	(9.0)
Engineering expense	8,162	9,377	(1,215)	(13.0)
Operating income	9,089	8,190	899	11.0
Interest expense	49	227	(178)	(78.4)
Income tax provision	3,310	3,794	(484)	(12.8)
Effective tax rate	37.0%	48.2%	N/A	(11.2)	%Pt.
Net income	$5,641	$4,076	$1,565	38.4%

Net Sales. Fiscal 2014 net sales of $85,933 increased by $5,977, or 7.5%, from net sales of $79,956 in fiscal 2013.

Product sales in fiscal 2014 were $62,234, an increase of $2,469, or 4.1%, from $59,765 in fiscal 2013. The increase was primarily due to higher new equipment volume for hoists & winches to international OEMs, as we began shipping product for the Airbus

($ in Thousands Except Share Amounts)

A400M in the third quarter of the 2014 fiscal year. This was partly offset by lower spare parts revenue due to terminating the services of a distributor which resulted in sales returns totaling $1,538 of spare parts. Excluding this sales return, spare parts volume increased.

Service sales in fiscal 2014 were $23,699, an increase of $3,508, or 17.4%, from $20,191 in fiscal 2013. The increase was due to higher overhaul & repair volume of hoists & winches for the U.S. Military and higher billable engineering services.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Recent years reported revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year. Fiscal 2014 continued that pattern.

Cost of Sales. Products cost of sales of $39,585 in fiscal 2014 increased 15.6% from $34,255 in the prior fiscal year primarily due to greater new equipment sales.  Services costs of sales of $15,217 in fiscal 2014 were $2,329 above the prior fiscal year due to greater billable engineering services costs and to higher O&R volume.

Gross profit. Gross profit of $31,131 in fiscal 2014 was $1,682, or 5.1%, lower than $32,813 in the prior fiscal year. The reduced gross profit was due to losses on billable engineering; terminating services of a distributor, as noted above, which resulted in sales returns and related reduction in gross profit of $1,033; and a greater proportion of sales of new equipment sold to large domestic and international OEMs.

As a percent of sales, the gross profit margin was 36.2% for fiscal 2014 compared with 41.0% for fiscal 2013. Product gross profit as a percent of sales declined primarily due to a greater proportion of sales of new equipment to large OEM’s and some newly-developed products which have lower profitability.  Spare parts had slightly lower margins.  Services gross profit as a percent of sales declined from losses on billable engineering and a greater proportion of U.S. government volume in overhaul & repair.

Operating Expenses. Total operating expenses were $22,042 or 25.7% of net sales, in fiscal 2014 compared with $24,623, or 30.8% of net sales in the prior fiscal year. The $2,581 decrease was primarily due to $1,215 in lower engineering costs and a $1,207 environmental liability reduction in the first fiscal quarter from ending our involvement with a previously-owned property in Wyoming, Illinois.

Selling, general, and administrative (“SG&A”) expenses were $13,880 in fiscal 2014 compared with $15,246 in fiscal 2013, a decrease of $1,366. The decrease was primarily due to the environmental liability reduction in the fiscal first quarter and other general reductions.  Lower general and administrative costs were partly offset by spending investments in customer service and marketing and higher medical benefits costs.  As a percent of sales, SG&A was 16.2% in fiscal 2014 versus 19.1% in fiscal 2013. The environmental liability reduction accounted for 1.4% of sales.

Engineering expenses were $8,162 in fiscal 2014 compared with $9,377 in fiscal 2013. The $1,215 decrease was due to lower spending on product programs that are nearing the end of their development stage such as the Sikorsky CH-53K and Airbus A400M.

Interest Expense. Interest expense was $49 in fiscal 2014 versus $227 in fiscal 2013.  Prior-year interest included expensing deferred debt acquisition costs after pre-paying our term loan early in fiscal 2013.

Income tax provision. Income tax expense was $3,310 in fiscal 2014 versus $3,794 in fiscal 2013. The decrease was due to a lower effective tax rate, partly offset by higher pre-tax income from lower general & administrative and engineering expenses.  Our effective tax rate decreased to 37.0% in fiscal 2014 from 48.2% in fiscal 2013. The effective tax rate in fiscal 2013 was higher due to an increase in the valuation allowance for state deferred tax assets resulting from a lower state tax rate in New Jersey.  Income taxes for fiscal 2014 and fiscal 2013 were computed using the effective tax rate estimated to be applicable for the full fiscal year. Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Net Income. Net income was $5,641, or $0.58 per diluted share, in fiscal 2014 compared with $4,076, or $0.43 per diluted share, in fiscal 2013. The increase resulted primarily from higher pre-tax income from lower general & administrative and engineering expenses and a lower effective tax rate.

New Orders. New products and services orders received during fiscal 2014 increased 7.7% to $90,295 compared with $83,874 during fiscal 2013. The increase was due primarily to new equipment orders, partly offset by lower spare parts orders.

Orders for new equipment increased by $13,174. Significant orders received in fiscal 2014 included renegotiating the Airbus A400M military transport aircraft contract and hoist & winch for international customers.

($ in Thousands Except Share Amounts)

Backlog. Backlog at March 31, 2014 was $119,464 compared with $115,102 at March 31, 2013 as new orders exceeded shipments by $4,362. Significant new orders are discussed in “New Orders” above. The backlog at March 31, 2014 and 2013 includes approximately $70,853 and $71,070, respectively, for the Airbus A400M military transport aircraft which commenced shipping in the third quarter of fiscal 2014.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $43,010 at March 31, 2014 is scheduled for shipment during fiscal 2015.

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

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.1 for fiscal 2014 and 1.0 for fiscal 2013.

Fiscal 2013 Compared with Fiscal 2012

	Fiscal Year Ended		Increase/ (Decrease)
	March 31, 2013	March 31, 2012	$	%
Products	$59,765	$64,147	$(4,382)	(6.8)%
Services	20,191	20,795	(604)	(2.9)
Net sales	79,956	84,942	(4,986)	(5.9)
Products	34,255	36,488	(2,233)	(6.1)
Services	12,888	13,240	(352)	(2.7)
Cost of sales	47,143	49,728	(2,585)	(5.2)
Gross profit	32,813	35,214	(2,401)	(6.8)
As a % of net sales	41.0%	41.5%	N/A	(0.5	)%Pt.
Selling, general, and administrative expenses	15,246	15,661	(415)	(2.6)
Engineering expense	9,377	12,531	(3,154)	(25.2)
Operating income	8,190	7,022	1,168	16.6
Interest expense	227	396	(169)	(42.7)
Income tax provision	3,794	2,741	1,053	38.4
Effective tax rate	48.2%	42.1%	N/A	6.1	%Pt.
Net income	$4,076	$3,776	$300	7.9%

Net Sales. Fiscal 2013 net sales of $79,956 decreased by $4,986, or 5.9%, from net sales of $84,942 in fiscal 2012.

Product sales in fiscal 2013 were $59,765, a decrease of $4,382, or 6.8%, from $64,147 in fiscal 2012. The decrease was primarily due to lower new equipment and spare parts volume for hoists & winches and weapons handling, partly offset by higher cargo hook volume. The decreased volume was the result of lower orders booked in the prior fiscal year because the prior fiscal year had record sales volume and included some large infrequent U.S. Government and international purchases that were not replicated in fiscal 2013.

Service sales in fiscal 2013 were $20,191, a decrease of $604, or 2.9%, from $20,795 in fiscal 2012. The decrease was due to lower engineering weapons handling services, partly offset by higher overhaul & repair volume.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Recent years reported revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year. Fiscal 2013 continued that pattern but to a lesser extent.

Cost of Sales. Products cost of sales of $34,255 in the fiscal 2013 declined 6.1% from $36,488 in the prior fiscal year primarily due to lower product sales. Cost of services provided of $12,888 in fiscal 2013 was $352 lower than the prior fiscal year due to decreased engineering services.

($ in Thousands Except Share Amounts)

Gross profit. Gross profit of $32,813 in fiscal 2013 was $2,401, or 6.8%, lower from $35,214 in the prior fiscal year. The reduced gross profit reflects the lower sales volume. As a percent of sales, the gross profit margin was 41.0% for fiscal 2013 compared with 41.5% for fiscal 2012. Gross profit as a percent of sales declined primarily due to a greater proportion of sales of new equipment, partially offset by improved spare parts margins.

Operating Expenses. Total operating expenses were $24,623, or 30.8% of net sales, in fiscal 2013 compared with $28,192, or 33.2% of net sales in the prior fiscal year. The decrease was primarily due to lower engineering costs.

Selling, general, and administrative (“SG&A”) expenses were $15,246 in fiscal 2013 compared with $15,661 in fiscal 2012, a decrease of $415. The decrease was primarily due to business strategy development costs incurred during the first quarter of fiscal 2012 that were not incurred during fiscal 2013, lower medical costs, and lower information technology costs from last year’s insourcing transition. These decreases were partly offset by CEO transition costs in fiscal 2013. As a percent of sales, SG&A was 19.1% in fiscal 2013 versus 18.4% in fiscal 2012.

Engineering expenses were $9,377 in fiscal 2013 compared with $12,531 in fiscal 2012. The $3,154 decrease was due to not repeating fiscal 2012’s $4,429 for product development discontinuance and qualification unit obsolescence costs and lower spending on development programs that ended since last year, partly offset by higher Sikorsky CH53K product development spending and by not receiving any Airbus cost reimbursement this year. Reimbursements from Airbus reduced engineering expenses in fiscal 2012 by $3,366; thus before reimbursement engineering expenses were $15,897 in fiscal 2012.

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

Income tax provision. Income tax expense was $3,794 in fiscal 2013 versus $2,741 in fiscal 2012. The increase was due to higher pre-tax income due primarily to lower engineering expenses more than offsetting lower gross profit. Our effective tax rate increased primarily from establishing a valuation allowance for state deferred tax assets. Income taxes for fiscal 2013 and fiscal 2012 were computed using the effective tax rate estimated to be applicable for the full fiscal year. Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

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

Backlog. Backlog at March 31, 2013 was $115,102 compared with $111,184 at March 31, 2012 as new orders exceeded shipments by $3,918. Significant new orders are discussed in “New Orders” above. The backlog at March 31, 2013 and 2012 includes approximately $71,070 and $71,343, respectively, for the Airbus A400M military transport aircraft that began shipping in calendar 2013.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $35,824 at March 31, 2013 was scheduled for shipment during fiscal 2014.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Revolving Credit Facility. At times, we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 is $250.

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Revolving Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Revolving Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

On August 26, 2013, we refinanced the Former Senior Credit Facility with a new five-year Revolving Credit Facility. The Revolving Credit Facility provides us with a $20,000 unsecured revolving line of credit with an accordion feature that, under certain conditions and circumstances may increase to $35,000. We believe we have adequate cash flow and debt availability to meet our operating needs.

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former parent company’s facilities that were never required for our current operations. In fiscal 2015, we anticipate spending approximately $1,673 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve and will not impact income.

Working Capital

Working capital at March 31, 2014 was $39,708, an increase of $5,674 from $34,034 at March 31, 2013. The ratio of current assets to current liabilities was 3.5:1.0 at March 31, 2014 compared with 3.3:1.0 at the beginning of fiscal 2014. The increased working capital primarily resulted from higher accounts receivable of $8,236 due to fiscal fourth quarter sales being $6,321 higher than the prior-year fiscal fourth quarter. This was partially offset by a $2,149 net utilization and reclassification to long term of the current deferred tax asset.

Accounts receivable days outstanding were 60.4 days at March 31, 2014 and 51.1 days at March 31, 2013. Inventory turnover was 3.2 turns in fiscal 2014 and 2.7 turns in fiscal 2013. These accounts receivables and inventory velocity measures are based on fiscal fourth quarter averages.

Capital Expenditures

Fiscal 2014 and fiscal 2013 capital expenditures-operations were $997 and $458, respectively. Spending for fiscal 2014 was primarily for production test equipment and trade show equipment, and spending for fiscal 2013 was primarily for production test equipment and information technology.  Capitalized qualification units and pre-qualification assets spending in fiscal 2014 and 2013 were $1,520 and $2,513, respectively.  The decrease reflects us nearing the end of some significant new product development programs.

Revolving Credit Facility

The Revolving Credit Facility is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Interest Rate Swap

The Interest Rate Swap is discussed in Note 6 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

($ in Thousands Except Share Amounts)

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations in future fiscal years:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,556	$1,093	$1,922	$1,848	$693
Purchase obligations (a)	—	—	—	—	—
Total	$5,556	$1,093	$1,922	$1,848	$693
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

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters – At March 31, 2014 and March 31, 2013, the aggregate environmental liability was $10,323 and $12,684, respectively. The liability is classified in other current liabilities and other long-term liabilities on the consolidated balance sheets. Separately, environmental cost-sharing with third parties of approximately $1,918 and $1,472 at March 31, 2014 and March 31, 2013, respectfully, is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In fiscal 2014 and fiscal 2013, we spent $1,487 and $1,245, respectively, on environmental costs. We have a detailed plan to manage our environmental exposure on each of our properties. Based on this plan, we anticipate spending approximately $1,673 on environmental matters in fiscal 2015. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

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

In March 2014, we reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under the agreement, which was formally executed in the first quarter of fiscal 2015, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter.  The U.S. Government cost-sharing receivable of $1,152, net of fees to be paid to a third party relating to this arrangement, recorded in March 2014, increased other current assets and other long term assets by $793 and $359, respectively, on the consolidated balance sheets.

Environmental matters are discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Litigation – Litigation is discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RECENTLY ISSUED ACCOUNTING STANDARDS

The recent accounting pronouncements are discussed in Note 1 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

($ in Thousands Except Share Amounts)

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Debt Facility. At March 31, 2014, we had no borrowings under our Revolving Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 31, 2013 was $250.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors

and Stockholders of Breeze-Eastern Corporation

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2014. Our audits also included the financial statement schedule as of and for the years listed in the index at Item 15(a) 2 on page 54. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation as of March 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2014, based on the criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 5, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Marcum LLP

Marcum LLP

Bala Cynwyd, PA

June 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited Breeze-Eastern Corporation’s (the “Company”) internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity, and the related financial statement schedule for each of the years in the three-year period ended March 31, 2014 of the Company, and our report dated June 5, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Marcum LLP

Marcum LLP

Bala Cynwyd, PA

June 5, 2014

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	MARCH 31,
ASSETS	2014	2013
CURRENT ASSETS:
Cash	$6,021	$6,688
Accounts receivable (net of allowance for doubtful accounts of $323 and $292 in 2014 and 2013, respectively)	24,191	15,955
Inventories-net	18,909	17,790
Prepaid expenses and other current assets	1,868	1,506
Deferred income taxes	4,608	6,757
Total current assets	55,597	48,696
PROPERTY:
Machinery and equipment	5,749	4,967
Furniture, fixtures and information systems	8,008	7,978
Leasehold improvements	5,709	5,644
Construction in progress	301	181
Total	19,767	18,770
Less accumulated depreciation and amortization	13,435	12,084
Property – net	6,332	6,686
OTHER ASSETS:
Deferred income taxes	4,197	4,289
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,385	4,350
Other	5,080	5,190
Total other assets	17,864	18,031
TOTAL	$79,793	$73,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	7,442	5,526
Accrued compensation	2,875	3,325
Accrued income taxes	358	741
Other current liabilities	5,214	5,070
Total current liabilities	15,889	14,662
LONG-TERM DEBT PAYABLE TO BANKS	—	—
OTHER LONG-TERM LIABILITIES	13,420	15,679
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)	—	—
TOTAL LIABILITIES	29,309	30,341
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,148,944 and 9,987,200 shares in 2014 and 2013, respectively	101	100
Additional paid-in capital	98,707	97,113
Accumulated deficit	(41,344)	(46,985)
Accumulated other comprehensive income (loss)	3	(184)
	57,467	50,044
Less treasury stock, at cost – 445,067 and 443,678 shares in 2014 and 2013, respectively	(6,983)	(6,972)
Total stockholders’ equity	50,484	43,072
TOTAL	$79,793	$73,413

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Amounts)

	Years ended March 31,
	2014	2013	2012
Net sales	$85,933	$79,956	$84,942
Cost of sales	54,802	47,143	49,728
Gross profit	31,131	32,813	35,214
Selling, general and administrative expenses	13,880	15,246	15,661
Engineering expense	8,162	9,377	12,531
Operating income	9,089	8,190	7,022
Interest expense	49	227	396
Other expense – net	89	93	109
Income before income taxes	8,951	7,870	6,517
Income tax provision	3,310	3,794	2,741
Net income	$5,641	$4,076	$3,776
Earnings per common share:
Basic net income per share:	$0.58	$0.43	$0.40
Diluted net income per share:	$0.58	$0.43	$0.39
Weighted-average basic shares outstanding	9,643,000	9,511,000	9,473,000
Weighted-average diluted shares outstanding	9,757,000	9,573,000	9,593,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended March 31,
	2014	2013	2012
Net income	$5,641	$4,076	$3,776
Other comprehensive income (loss):
Change in funded status of the defined benefit post retirement plan, net of taxes	187	(110)	38
Change in fair value of interest rate swap, net of taxes	—	—	35
Other comprehensive income (loss)	187	(110)	73
Comprehensive income	$5,828	$3,966	$3,849

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$5,641	$4,076	$3,776
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of engineering project development qualification units	399	398	4,429
Shipped qualification assets	747	124	—
Depreciation and amortization	1,699	1,475	1,709
Non-cash interest expense	333	393	419
Stock based compensation	672	813	675
Provision for losses on accounts receivable	31	17	62
Deferred taxes-net	2,127	2,462	2,654
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	(8,267)	3,431	(943)
(Increase) decrease in inventories	(1,119)	(3,816)	430
(Increase) decrease in other assets	(228)	(597)	511
Increase (decrease) in accounts payable	1,916	(253)	(2,262)
Increase (decrease) in other liabilities	(2,980)	(1,029)	(1,151)
Net cash provided by operating activities	971	7,494	10,309
Cash flows from investing activities:
Capital expenditures	(997)	(458)	(726)
Capitalized qualification units and pre-qualification assets	(1,520)	(2,513)	(2,654)
Net cash used in investing activities	(2,517)	(2,971)	(3,380)
Cash flows from financing activities:
Payments on long-term debt	—	(10,679)	(821)
Net borrowings (repayments) of other debt	—	—	—
Payment of debt issue costs	(33)	—	—
Exercise of stock options	912	161	194
Net cash provided by (used in) financing activities	879	(10,518)	(627)
(Decrease) increase in cash	(667)	(5,995)	6,302
Cash at beginning of year	6,688	12,683	6,381
Cash at end of year	$6,021	$6,688	$12,683
Supplemental information:
Interest payments	$39	$92	$305
Income tax payments	1,909	806	176
Non-cash financing activity for stock option exercise	—	122	82

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
BALANCE, MARCH 31, 2011	9,846,003	$98	(416,967)	$(6,749)	$95,068	$(54,837)	$(147)	$33,433
Net income	—	—	—	—	—	3,776	—	3,776
Issuance of stock under stock option plan	37,500	1	(9,592)	(82)	276	—	—	195
Issuance of stock under compensation and bonus plan	33,352	—	(145)	—	—	—	—	—
Stock based compensation expense	—	—	—	—	675	—	—	675
Other comprehensive income	—	—	—	—	—	—	73	73
BALANCE, MARCH 31, 2012	9,916,855	99	(426,704)	(6,831)	96,019	(51,061)	(74)	38,152
Net income	—	—	—	—	—	4,076	—	4,076
Issuance of stock under stock option plan	46,411	1	(14,739)	(123)	281	—	—	159

Issuance of stock under compensation and bonus plan	23,934	—	(2,235)	(18)	—	—	—	(18)
Stock based compensation expense	—	—	—	—	813	—	—	813
Other comprehensive loss	—	—	—	—	—	—	(110)	(110)
BALANCE, MARCH 31, 2013	9,987,200	100	(443,678)	(6,972)	97,113	(46,985)	(184)	43,072
Net income	—	—	—	—	—	5,641	—	5,641
Issuance of stock under stock option plan	130,548	1	—	—	911	—	—	912
Issuance of stock under compensation and bonus plan	31,196	—	(1,389)	(11)	11	—	—	—
Stock based compensation expense	—	—	—	—	672	—	—	672
Other comprehensive income	—	—	—	—	—	—	187	187
BALANCE, MARCH 31, 2014	10,148,944	$101	(445,067)	$(6,983)	$98,707	$(41,344)	$3	$50,484

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

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon the information available to the Company at the time they are made. These estimates, judgments, and assumptions are based on historical experience and information that is available to management about current events and actions the Company may take in the future. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates, judgments, and assumptions include estimated revenue from unpriced change orders and costs to complete used to assess potential losses on contracts, the carrying value of long-lived assets; valuation allowances for receivables, inventories, and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. To the extent there are material differences between these estimates, judgments, and assumptions and actual results, the Company’s consolidated financial statements will be affected.

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

Cash - Cash includes all cash balances and highly liquid short-term investments which mature within three months of purchase. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk with cash.

Allowance for doubtful accounts – The allowance for doubtful accounts is based on our assessment of the collectability of customer accounts. The allowance is determined by considering factors such as historical experience, credit quality, age of the accounts receivable balances and current economic conditions that may affect a customer’s ability to pay.

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

Property and Related Depreciation – Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2014, 2013, and 2012 was $1,351, $1,392, and $1,457, respectively.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

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

Impairment of Goodwill and Other Long-Lived Assets – Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2014, the Company tested its goodwill for impairment and determined that it did not have an impairment.

Qualification Units and Analysis of Contract Profitability –The Company capitalizes as intangible assets engineering qualification units, which are pre-production product units that are tested as part of qualifying production units for use on an aircraft. Prior to qualification testing, the pre-qualification assets (materials and external testing costs) are also classified with qualification units. Engineering qualification units are ultimately expensed, as the Company amortizes qualification unit costs to expense over future equipment unit shipments. Qualification unit amortization for the years ended March 31, 2014, 2013, and 2012 was $339, $73, and $243, respectively.

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

During fiscal 2014, fiscal 2013 and fiscal 2012, the Company expensed $399, $106 and $3,165, respectively, of costs for impairment of qualification units that became technically obsolete (Level 3 valuation see Note 7). These amounts are included in operating expenses on the consolidated statements of operations.

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

In assessing anticipated production contracts, the Company evaluates undiscounted future cash flows that may include revenue from anticipated price increases of un-priced change orders. These revenues are included when price recovery is probable, which is generally based on the likelihood that the customer will qualify the unit for production, and the related production costs are identifiable and reasonable. The Company may also estimate the number of production units in continuing long-term production for delivery under existing or anticipated contracts.

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

Accounting for Contingencies – We accrue for contingencies in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 450-20, “Loss Contingencies”, when it is probable that a liability or loss has been incurred and the amount can be reasonably estimated. Contingencies by their nature relate to uncertainties that require judgment both in assessing whether or not a liability or loss has been incurred and in estimating the amount of the probable loss.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Environmental Reserve – The Company provides for a best estimate of environmental liability reserves upon a determination that a liability is both probable and estimable. In many cases, the Company does not fix or cap the liability for a particular site when first recorded. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation.

Earnings Per Share (“EPS”) – The computation of basic EPS is based on the weighted-average number of common shares outstanding during the period. The computation of diluted earnings per share assumes the foregoing and, in addition, the exercise of all dilutive stock options using the treasury stock method.

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2014	2013	2012
Basic earnings per common share:
Weighted-average common shares outstanding	9,643,000	9,511,000	9,473,000
Diluted earnings per common share:
Weighted-average common shares outstanding	9,643,000	9,511,000	9,473,000
Stock options	114,000	62,000	120,000
Denominator for diluted earnings per common share	9,757,000	9,573,000	9,593,000

During the years ended March 31, 2014, 2013 and 2012, options to purchase 169,000 shares, 733,000 shares and 285,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Product Warranty Costs – Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs included in the accompanying Consolidated Balance Sheets as of March 31, 2014 and 2013 are summarized as follows:

Balance at March 31, 2012	$318
Warranty costs incurred	(235)
Change in estimate to pre-existing warranties	(9)
Product warranty accrual	147
Balance at March 31, 2013	221
Warranty costs incurred	(202)
Change in estimate to pre-existing warranties	—
Product warranty accrual	265
Balance at March 31, 2014	$284

Research, Development, and Engineering Costs – Research and development costs, which are charged to engineering expense when incurred, amounted to $6,916, $7,664, and $14,702 for the years ended March 31, 2014, 2013, and 2012, respectively.

Shipping and Handling Costs – Costs for shipping and handling incurred by the Company for third party shippers are included in selling, general and administrative expense. These expenses for the years ended March 31, 2014, 2013 and 2012 were $266, $202, and $194, respectively.

Income Taxes – The Company applies guidance issued by the FASB under ASC 740, “Income Taxes”. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company periodically assesses recoverability of deferred tax assets and provisions for valuation allowances are made as required.

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Stock-Based Compensation – See Note 9.

New Accounting Standards – In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this guidance state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

2. INVENTORIES

Inventories at March 31 consisted of the following:

	2014	2013
Finished goods	$2,751	$1,024
Work in process	5,932	7,350
Purchased and manufactured parts	13,155	12,532
	21,838	20,906
Reserve for slow moving and obsolescence	(2,929)	(3,116)
Total	$18,909	$17,790

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

3. OTHER ASSETS

Other assets at March 31 consisted of the following:

	2014	2013
Obligation due from divestiture (a)	$3,479	$3,266
Environmental receivable-net	1,033	1,289
Other	568	635
Total	$5,080	$5,190
(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note 10).

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

4. OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following:

	2014	2013
Engineering project reserves	$1,530	$1,530
Environmental reserves-Note 13	1,673	1,890
Accrued medical benefits cost	621	640
Accrued commissions	618	126
Other	772	884
Total	$5,214	$5,070

5. INCOME TAXES

The provision for income taxes is summarized below:

	2014	2013	2012
Current expense:
Federal	$893	$1,080	$—
State	175	333	44
Total current income tax expense	1,068	1,413	44
Deferred	2,560	2,063	2,697
Change in valuation allowance	(318)	318	—
Total deferred income tax expense	2,242	2,381	2,697
Total income tax expense	$3,310	$3,794	$2,741

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2014	2013	2012
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes after federal income tax	5.0	9.3	5.6
Valuation allowance	(2.3)	2.6	—
Accounting for Stock Options	1.9	2.7	2.6
Other	(2.6)	(1.4)	(1.1)
Consolidated effective tax rate	37.0%	48.2%	42.1%

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The following is an analysis of accumulated deferred income taxes:

	2014	2013
Assets:
Current:
Bad debts	$127	$—
Employee benefit accruals	251	279
Environmental reserves	(125)	1,571
Inventory	1,158	1,231
State taxes	1,812	1,744
Alternative minimum tax credit carryforward	130	847
Other	1,255	1,085
Total current	4,608	6,757
Noncurrent:
Bad debts	1,062	1,177
Employee benefit accruals	396	494
Environmental reserves	3,352	1,753
Property	(348)	1,448
Valuation allowance	(265)	(583)
Total noncurrent	4,197	4,289
Total net assets	$8,805	$11,046

The Company has an Alternative Minimum Tax Credit of approximately $130 and is available to reduce future federal taxes. A valuation allowance of $265 was established in a prior year relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

In fiscal 2013 the Company’s effective tax rate increased primarily due to establishing a valuation allowance  for the Company’s state deferred tax assets, as required under ASC 740. This occurred because of favorable changes in the New Jersey tax law that will significantly reduce the Company’s New Jersey income tax apportionment factor and the overall state effective tax rate in future periods. In fiscal 2014 the valuation allowance was reduced as a result of the movement of state deferred taxes and the impact from various state tax rate adjustments.

At March 31, 2014, the Company had no unrecognized tax benefits, and the Company does not expect the liability for uncertain tax positions to increase during the next fiscal year.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for fiscal 2011 through the present are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before fiscal 2011.

The Company policy is to recognize interest and penalties, related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties, if incurred, are included within the related tax liability line in the consolidated balance sheets.

6. LONG-TERM DEBT PAYABLE TO BANKS

Revolving Credit Facility- On August 26, 2013 the Company refinanced the Former Senior Credit Facility (as defined below) with a new five-year Revolving Credit Facility (the “Revolving Credit Facility” or “Facility”), which provides the Company with a $20,000 unsecured revolving line of credit with an accordion feature that may increase the amount to 2.5 times EBITDA (as defined in the Facility) to a maximum of $35,000. The term of the Facility is through August 26, 2018.

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of March 31, 2014, the Company has not exercised this option.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During fiscal 2014, the Revolving Credit Facility had a blended interest rate of approximately 0.129%, which mainly represents a commitment fee on the average daily unused portion of the Facility.

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

As of March 31, 2014, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. At March 31, 2014, the Company was in compliance with the covenant provisions of the Facility.

Amortization of loan origination fees on the Revolving Credit Facility and the Former Senior Credit Facility (see below) amounted to $19, $150, and $116 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, and is included in interest expense.

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

Interest Rate Swap – The Former Senior Credit Facility required the Company to enter into an interest rate swap for at least three years in an amount not less than 50% of the term loan for the first two years and 35% of the term loan for the third year. An interest rate swap, a type of derivative financial instrument, is used to minimize the effects of interest rate fluctuations on cash flows. The Company does not use derivatives for trading or speculative purposes. In September 2008, the Company entered into a three year interest rate swap to exchange floating rate for fixed rate interest payments on the term loan as required by the Company’s Senior Credit Facility. The swap’s net effect of the spread between the floating rate (30 day LIBOR) and the fixed rate (3.25%), was settled monthly, and was reflected as an adjustment to interest expense in the period incurred. The adjustment to record the swap at its fair value was included in accumulated other comprehensive loss, net of tax. The Company reduced its existing unrealized loss on the interest rate swap during fiscal 2012. The interest rate swap expired in August 2011.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

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

Level 3- Unobservable inputs for the asset or liability, which include management’s own assumptions about what the assumptions market participants would use in pricing the asset or liability, including assumptions about risk. See Note 1 under Qualification Units and Analysis of Contract Profitability for further discussion.

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

8. OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following:

	2014	2013
Environmental reserves-Note 13	$8,650	$10,794
Obligation from divestiture (a)	3,479	3,266
Other	1,291	1,619
Total	$13,420	$15,679
(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).

9. STOCK-BASED COMPENSATION

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for each of the periods ended March 31, 2014, 2013, and 2012, includes $424, $446, and $392, respectively, net of tax, of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with the 1999 Plan, the 2004 Plan and the 2006 Plan collectively, the “Plans”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, unexercised options granted in fiscal year 2006 remain outstanding.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

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

Pursuant to the terms of an employment agreement, effective May 22, 2012, between the Company and Brad Pedersen, President and Chief Executive Officer of the Company, the Company granted to Mr. Pedersen an option to purchase 400,000 shares, which option has an exercise price of $8.10.

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 19,000 of the total 158,000 options granted in fiscal 2014, 77,000 of the total 551,000 options granted in fiscal 2013 and all of the options granted in fiscal 2012. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2014 was $3.03 and $3.01, and in fiscal 2013 was $3.05, $3.02, $3.02 and $2.82. In fiscal 2012, the Black-Scholes weighted average values per option granted were $2.75, $2.58, $2.72, $2.81, and $2.13. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections.

The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2013 $3.05 value per option	0.0%	34.0%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	35.5%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	34.9%	1.1%	7.0	0.0%
2013 $2.82 value per option	0.0%	30.9%	1.3%	7.0	0.0%
2012 $2.75 value per option	0.0%	25.6%	1.5%	7.0	0.0%
2012 $2.58 value per option	0.0%	25.8%	1.6%	7.0	0.0%
2012 $2.72 value per option	0.0%	25.8%	1.6%	7.0	0.0%
2012 $2.81 value per option	0.0%	25.4%	1.9%	7.0	0.0%
2012 $2.13 value per option	0.0%	25.3%	1.9%	7.0	0.0%

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2014 $1.90 value per option	2014 $1.71 value per option	2013 $1.86 value per option	2013 $1.75 value per option	2013 $1.75 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	34.9%	34.9%	34.0%	34.9%	30.1%
Risk-free interest rate	1.9%	1.9%	1.8%	1.1%	1.3%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.1%	1.8%	0.2%	0.2%	0.2%
Suboptimal behavior factor	1.7	1.7	1.9	1.9	1.9

The following table summarizes stock option activity under all plans:

	Number Of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2011	674,911	$934	6	$8.03
Granted	184,000	—	10	$8.64
Exercised	(37,500)	$78	—	$7.36
Canceled or expired	(61,834)	—	—	$8.54
Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	551,000	—	10	$8.07
Exercised	(46,411)	$35	—	$6.07
Canceled or expired	(32,668)	—	—	$8.51
Outstanding at March 31, 2013	1,231,498	$720	7	$8.20
Granted	158,000	—	10	$8.58
Exercised	(130,548)	$253	—	$6.98
Canceled or expired	(407,785)	—	—	$8.84
Outstanding at March 31, 2014	851,165	$1,516	8	$8.15
Options exercisable at March 31, 2014	389,832	$779	7	$7.99
Unvested options expected to become exercisable after March 31, 2014	461,333	$737	9	$8.28
Shares available for future option grants at March 31, 2014 (a)	558,113
(a)	May be decreased by restricted stock grants.

There were 158,000 and 551,000 options granted during fiscal 2014 and fiscal 2013, respectively. The weighted average grant date fair value of options issued during the year ended March 31, 2014 and 2013 was $8.58 and $8.07, respectively.

Cash received from stock option exercises during the fiscal 2014 and fiscal 2013 was approximately $912 and $161, respectively. In lieu of a cash payment for stock option exercises, the Company received 14,739 shares of common stock in fiscal 2013 which were retired into treasury, valued at the price of the common stock at the transaction date. The aggregate intrinsic value of options exercised during fiscal 2014 was approximately $253. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2014.

During fiscal 2014, 2013, and 2012, compensation expense associated with stock options was $468, $626, and $330, respectively, before taxes of $173, $283 and $138, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2014, there was approximately $597 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately one year.

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

A summary of restricted stock award activity under all plans is as follows:

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2011	33,752	$6.95
Granted	33,352	$9.69
Vested	(46,010)	$8.21
Cancelled	—	$—
Non-vested at March 31, 2012	21,094	$8.54
Granted	23,934	$7.52
Vested	(20,903)	$8.56
Cancelled	—	$—
Non-vested at March 31, 2013	24,125	$7.51
Granted	31,196	$8.91
Vested	(24,125)	$7.51
Cancelled	(1,389)	$8.35
Non-vested at March 31, 2014	29,807	$8.93

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During fiscal 2014, 2013, and 2012, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $204, $187, and $345, respectively, before taxes of $76, $84, and $145, respectively. As of March 31, 2014, there was approximately $152 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately one year.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $824, $741, and $707 in 2014, 2013, and 2012, respectively.

The Company provides postretirement benefits to certain union employees from a previous plan that existed a number of years ago. The primary cost is for 8 people with medical benefits. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,479 and $3,266 as of March 31, 2014 and 2013, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$948	$759	$3,266	$3,207
Service cost	—	—	—	—
Interest cost	30	34	115	140
Actuarial (gain)/loss	(271)	197	153	316
Foreign currency exchange rate changes	—	—	236	(126)
Benefits paid	(33)	(42)	(291)	(271)
Benefit obligation at end of year	674	948	3,479	3,266
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	33	42	—	—
Benefits paid	(33)	(42)	—	—
Fair value of plan assets at end of year	—	—	—	—
Under funded status at end of year	$(674)	$(948)	$(3,479)	$(3,266)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Current liabilities	$82	$98	$—	$—
Noncurrent liabilities	592	850	3,479	3,266
Total Liabilities	$674	$948	$3,479	$3,266

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Net income (loss)	$16	$317	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $674 and $948 at March 31, 2014 and 2013, respectively.

The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Net periodic benefit cost
Interest cost	$30	$34	$115	$140
Amortization of net loss	30	7	—	—
Total net periodic benefit cost	$60	$41	$115	$140

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are $0, $0, and $0, respectively.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Increase in minimum liability included in accumulated other comprehensive income (loss)	$16	$317	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2014	2013	2014	2013
Discount rate	3.6%	3.3%	3.5%	3.5%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2014	2013
Health care cost trend rate assumed for next year	10.0%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2024	2023

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$3	$2
Effect on postretirement benefit obligation	$53	$46

The Company expects to contribute $23 to its postretirement benefit plan in fiscal 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement Benefits	Pension Plan
2015	$82	$298
2016	76	294
2017	70	286
2018	64	276
2019	58	268
Years 2020-2024	217	1,164

11. CONCENTRATION OF CREDIT RISK

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount, which effective January 1, 2013 is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2014, the Company had no other significant concentrations of credit risk.

12. LEASES

The Company conducts all of its operations from a leased facility, which lease expires in fiscal 2020. In addition, the Company leases various office equipment under operating leases, which expire at various dates through fiscal 2017. All operating leases may include renewals and escalations.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The following is a summary of rent expense under operating leases for the years ended March 31:

2014	$1,074
2013	$1,113
2012	$1,097

At March 31, 2014, the Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2015	$1,093
2016	976
2017	946
2018	924
2019	924
Thereafter	693
Total	$5,556

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

At March 31, 2014 and 2013, the aggregate environmental liability was $10,323 and $12,684, respectively, included in other current liabilities and other long term liabilities on the consolidated balance sheets, before cost-sharing of approximately $1,918 and $1,472 at March 31, 2014 and March 31, 2013, respectfully, that is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In fiscal 2014 and fiscal 2013, the Company spent $1,487 and $1,245, respectively, on environmental costs. These costs are charged against the environmental liability reserve and will not impact net income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at eight locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,154 for the Glen Head site at March 31, 2014. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

In March 2014, the Company reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under the agreement, which was formally executed in the first quarter of fiscal 2015, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter. The U.S. Government cost-sharing receivable of $1,152, net of fees to be paid to a third party relating to this arrangement, recorded in March 2014, increased other current assets and other long term assets by $793 and $359, respectively, on the consolidated balance sheets.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

At March 31, 2014, the environmental liability reserve at Federal Labs was $4,954. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Wyoming, Illinois

During fiscal 2014, the Company successfully implemented a soil remediation project and provided final investigation and cleanup reports to the Illinois Environmental Protection Agency (“IEPA”) at its formerly-owned property in Wyoming, Illinois. The IEPA issued a No Further Remediation Letter to the Company approving the remedial action and releasing the Company from further obligations associated with the known contamination at the property.

The Company has no other known environmental obligations with respect to the Wyoming Illinois site. Accordingly, the Company reduced the remaining environmental liability for this site by $1,207, reflected in SG&A expense.

There are other properties that have a combined environmental liability of $2,215 at March 31, 2014.

The environmental activity is summarized as follows:

Balance at March 31, 2011	$14,293
Environmental costs incurred	(1,177)
Interest accretion	419
Balance at March 31, 2012	13,535
Environmental costs incurred	(1,245)
Interest accretion	394
Balance at March 31, 2013	12,684
Environmental costs incurred	(1,487)
Interest accretion	333
Reduction of environmental reserve-Wyoming Illinois	(1,207)
Balance at March 31, 2014	$10,323

Litigation

Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us. We believe, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered by insurance or, if not so covered, are without merit or are of such kind, or involve such amounts, as would not be expected to have a material effect on our financial position or results of operations if determined adversely against us.

14. SEGMENT AND GEOGRAPHIC INFORMATION

The Company’s products and related services aggregate into one reportable segment - sophisticated mission equipment for specialty aerospace and defense applications. The nature of the production process (assemble, inspect, and test) is similar for all products, as are the customers and distribution methods.

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2014	2013	2012
Customer A	$25,370	$19,782	$24,707
Customer B	$11,924	$14,764	$18,549
Customer C	$11,032	$10,622	$10,428
Customer D	*	*	$9,452
*	Represents less than 10% of total revenues.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Amounts derived from one customer greater than 10% of total accounts receivable are summarized as follows:

	2014	2013
Customer 1	$4,146	*
Customer 2	$2,940	*
Customer 3	*	$1,711
Customer 4	*	$2,730
Customer 5	*	$2,201
*	Represents less than 10% of total accounts receivable.

Net sales by geographic location of customers are summarized as follows:

Location	2014	2013	2012
United States	$48,832	$51,020	$53,730
Italy	7,500	6,186	6,260
Germany	4,491	216	180
England	3,225	5,420	5,231
Other European countries	4,620	5,225	4,497
Pacific and Far East	8,888	2,651	4,355
Other International	8,377	9,238	10,689
Total	$85,933	$79,956	$84,942

15. SUBSEQUENT EVENTS

Management has evaluated all events occurring through the date that the Consolidated Financial Statements have been issued, and has determined that all such events that are material to the Consolidated Financial Statements have been fully disclosed.

16. UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter		Second Quarter	Third Quarter	Fourth Quarter		Total
2014
Net sales	$19,568		$15,464	$22,628	$28,273	(b)	$85,933
Gross profit	6,805		5,413	8,439	10,474	(b)	31,131
Operating income (loss)	2,253	(a)	(305)	2,725	4,416		9,089
Net income (loss)	1,373		(217)	1,670	2,815		5,641
Basic earnings (loss) per share:	$0.14		$(0.02)	$0.17	$0.29		$0.58
Diluted earnings (loss) per share:	$0.14		$(0.02)	$0.17	$0.29		$0.58

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2013
Net sales	$14,413	$23,421	$20,170	$21,952	$79,956
Gross profit	5,511	9,829	8,630	8,843	32,813
Operating income (loss)	(1,230)	3,555	2,987	2,878	8,190
Net income (loss)	(828)	2,039	1,709	1,156	4,076
Basic earnings (loss) per share:	$(0.09)	$0.21	$0.18	$0.12	$0.43
Diluted earnings (loss) per share:	$(0.09)	$0.21	$0.18	$0.12	$0.43
(a)	Included in operating income is a non-recurring environmental benefit of $1,207. See Note 13.
(b)	The Company terminated a distributor contract which resulted in sales returns of $1,538 and lowered gross profit by $1,033.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the 1992 Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2014. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after March 31, 2014 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after March 31, 2014 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after March 31, 2014 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after March 31, 2014 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2014 annual meeting of stockholders to be filed not later than 120 days after March 31, 2014 and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2014 and 2013

Consolidated Statements of Operations for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2014, 2013, and 2012

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2014, 2013, and 2012.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED MARCH 31, 2014, 2013 AND 2012

($ In Thousands)

	Balance	Charged	Charged		Balance
	At	to	to		At
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
2014
Allowances for doubtful accounts	$292	$31	$—	$—	$323
Inventory reserves	3,116	291	—	478	2,929
Environmental reserves	12,684	333	—	2,694	10,323
Allowance for tax loss valuation	583	—	—	318	265
2013
Allowances for doubtful accounts	$283	$17	$—	$8	$292
Inventory reserves	2,694	540	—	118	3,116
Environmental reserves	13,535	394	—	1,245	12,684
Allowance for tax loss valuation	265	318	—	—	583
2012
Allowances for doubtful accounts	$235	$62	$—	$14	$283
Inventory reserves	2,611	496	—	413	2,694
Environmental reserves	14,293	419	—	1,177	13,535
Allowance for tax loss valuation	265	—	—	—	265

 3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)

3.3	Certificate of Designation, Rights, Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on February 2, 2012)

4.1

Rights Agreement, dated as of July 14, 2011 effective as of July 18, 2011 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

4.2

Amendment No. 1 to Rights Agreement, dated January 14, 2013 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K, filed with the SEC on January 14, 2013)

4.3

Amendment No. 2 to Rights Agreement, dated October 29, 2013 between Breeze-Eastern Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K, filed with the SEC on October 31, 2013)

10.1*	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)

10.2*	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)

10.3*

Form of Stock Option Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.4*

Form of Restricted Stock Award Agreement used under the 2004 Long Term Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006)

10.5*	2006 Long Term Incentive Plan of the Company (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2006 annual meeting of stockholders)

10.6*	Form of Stock Option Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.7*

Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2007)

10.8

Credit Agreement by and among the Company, as Borrower, the Guarantors that are signatories thereto, as the Guarantors, T.D. Bank, N.A, as a Lender, PNC Bank, National Association, as a Lender and the Administrative Agent for the Lenders, and PNC Capital Markets, LLC, as Arranger, dated as of August 28, 2008 and expired August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 29, 2008)

10.9

Net Lease Agreement between the Company and 35 Melanie Lane, L.L.C., dated as of May 13, 2009 (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2009)

10.10

First Amendment to Credit Agreement by and among the Company, as Borrower, the Guarantors that are parties thereto, the Lenders that are Parties thereto, as the Lenders, and PNC Bank, National Association, as Administrative Agent, dated as of August 5, 2009 and expired August 26, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed with the SEC on August 7, 2009)

Exhibit No.	Description

10.11*

Employment Agreement between the Company and Mark D. Mishler, dated December 10, 2009 (incorporated by reference to Exhibit 10.38 to the Company’s current report on Form 8-K, filed with the SEC on January 7, 2010)

10.12*

Stock Option Agreement between the Company and Mark D. Mishler, dated January 6, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

10.13*

Form of Restricted Stock Award Agreement under the 2006 Long Term Incentive Plan between the Company and the Board of Directors (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2011)

10.14*	2012 Incentive Compensation Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders)

10.15*

Employment Agreement, effective as of May 22, 2012, between the Company and Brad Pedersen (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K, filed with the SEC on May 24, 2012)

10.16*

Options to purchase Common Stock of the Company, issued to Brad Pedersen on May 22, 2012 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K, filed with the SEC on May 24, 2012)

10.17*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q for the quarter ended December 31, 2012)

10.18

Revolving Credit Loan Agreement by and among the Company, as Borrower, and Bank of America, N.A., as  Lender dated as of August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 28, 2013)

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2010)

23.1**	Consent of Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

31.2**	Certification of Chief Financial Officer pursuant to Sarbanes-Oxley Act of 2002 Section 302

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Sarbanes Oxley Act of 2002 Section 906

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

**Filed herewith

*** The following financial information from this Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Consolidated Statements of Operations for the years ended March 31, 2014, 2013, and 2012 (ii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2014, 2013, and 2012, (iii) Consolidated Balance Sheets at March 31, 2014, and 2013, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2014, 2013, and 2012, (v) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2014, 2013, and 2012 and (vi) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION

Date: June 5, 2014	By:	/s/ Brad Pedersen
Brad Pedersen
President and Chief Executive Officer

/s/ Mark D. Mishler
Mark D. Mishler
Senior Vice President, Chief Financial Officer and
Treasurer,

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kelly	Chairman of the Board of Directors	June 5, 2014
Robert J. Kelly

/s/ Mark D. Mishler	Senior Vice President,	June 5, 2014
Mark D. Mishler	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Brad Pedersen	President & Chief Executive Officer	June 5, 2014
Brad Pedersen	(Principal Executive Officer) Director

/s/ Nelson Obus	Director	June 5, 2014
Nelson Obus

/s/ William J. Recker	Director	June 5, 2014
William J. Recker

/s/ William M. Shockley	Director	June 5, 2014
William M. Shockley

/s/ Charles A. Vehlow	Director	June 5, 2014
Charles A. Vehlow

/s/ Frederick Wasserman	Director	June 5, 2014
Frederick Wasserman