Form 10-Q
period 2014-06-30
BREEZE-EASTERN CORP
filed 2014-07-30
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 25, 2014, the total number of outstanding shares of common stock was 9,753,571.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on June 5, 2014 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2014. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31. Presently the Company is operating in its fiscal year 2015, which commenced on April 1, 2014 and will end on March 31, 2015. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) June 30, 2014	(Audited) March 31, 2014
CURRENT ASSETS:
Cash	$8,909	$6,021
Accounts receivable (net of allowance for doubtful accounts of $285 at June 30, 2014 and $323 at March 31, 2014)	18,290	24,191
Inventories – net	19,973	18,909
Prepaid income taxes	114	—
Prepaid expenses and other current assets	1,816	1,868
Deferred income taxes	4,653	4,608
Total current assets	53,755	55,597
PROPERTY:
Property and equipment	19,866	19,767
Less accumulated depreciation and amortization	13,784	13,435
Property – net	6,082	6,332
OTHER ASSETS:
Deferred income taxes – net	3,799	4,197
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,081	4,385
Other	5,324	5,080
Total other assets	17,406	17,864
TOTAL ASSETS	$77,243	$79,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	5,852	7,442
Accrued compensation	2,104	2,875
Accrued income taxes	—	358
Other current liabilities	5,179	5,214
Total current liabilities	13,135	15,889
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	13,139	13,420
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	26,274	29,309
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,197,638 shares at June 30, 2014 and 10,148,944 shares at March 31, 2014	102	101
Additional paid-in capital	99,353	98,707
Accumulated deficit	(41,506)	(41,344)
Accumulated other comprehensive income	3	3
	57,952	57,467
Less treasury stock, at cost – 445,067 shares at June 30, 2014 and March 31, 2014, respectively	(6,983)	(6,983)
Total stockholders’ equity	50,969	50,484
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$77,243	$79,793

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2014	June 30, 2013
Net sales	$17,919	$19,568
Cost of sales	12,353	12,763
Gross profit	5,566	6,805
Selling, general, and administrative expenses	3,961	2,733
Engineering expense	1,825	1,819
Operating income (loss)	(220)	2,253
Interest expense	8	18
Other expense – net	29	21
Income (loss) before income taxes	(257)	2,214
Income tax provision (benefit)	(95)	841
Net income (loss)	$(162)	$1,373
Earnings (loss) per common share:
Basic net income (loss) per share	$(0.02)	$0.14
Diluted net income (loss) per share	(0.02)	0.14
Weighted-average basic shares outstanding	9,715,000	9,568,000
Weighted-average diluted shares outstanding	9,715,000	9,667,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income (loss)	$(162)	$1,373
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of engineering project development qualification units	67	—
Shipped qualification assets	2	-
Depreciation and amortization	587	389
Non-cash reserve accretion	76	90
Stock based compensation	315	175
Provision for losses on accounts receivable	4	4
Deferred taxes-net	353	618
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	5,897	2,212
(Increase) decrease in inventories	(1,064)	(3,061)
(Increase) decrease in prepaid income taxes	(114)	—
(Increase) decrease in other assets	(195)	(402)
Increase (decrease) in accounts payable	(1,590)	1,606
Increase (decrease) in accrued compensation	(771)	(898)
Increase (decrease) in accrued income taxes	(358)	(526)
Increase (decrease) in other liabilities	(392)	(1,539)
Net cash provided by operating activities	2,655	41
Cash flows from investing activities:
Capital expenditures	(99)	(282)
Capitalized qualification units and pre-qualification assets	—	(25)
Net cash used in investing activities	(99)	(307)
Cash flows from financing activities:
Payments on long-term debt	—	—
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	332	334
Net cash provided by financing activities	332	334
Increase in cash	2,888	68
Cash at beginning of period	6,021	6,688
Cash at end of period	$8,909	$6,756
Supplemental information:
Interest payments	$6	$9
Income tax payments	24	751

See notes to condensed consolidated financial statements.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE  1.      Financial Presentation

The unaudited, Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows are of Breeze-Eastern Corporation and its consolidated subsidiaries (collectively, the “Company”). These financial statements reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods reflected therein. Certain prior year amounts may have been reclassified to conform to the current period presentation.

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	June 30, 2014	June 30, 2013
Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,715,000	9,568,000
Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,715,000	9,568,000
Stock options (a)	-	99,000
Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	9,715,000	9,667,000
(a)

During the three month period ended June 30, 2014 all stock options are excluded due to the Company’s net loss and during the three month period ended June 30, 2013, options to purchase 433,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE  3.     Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for the three month periods ended June 30, 2014 and June 30, 2013, includes stock-based compensation expense of $198 net of tax, or $0.02 per diluted share, and $109 net of tax, or $0.01 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with the 1999 Plan, the 2004 Plan and the 2006 Plan collectively, the “Plans”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. Under the terms of the 2004 Plan, 200,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through September 2014. The 1999 Plan expired in July 2009, and no further grants or awards may be made under this plan. Under the 1999 Plan, unexercised options granted in fiscal years 2006 remain outstanding.

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

Pursuant to the terms of an employment agreement, effective June 16, 2014, between the Company and Serge Dupuis, Chief Financial Officer and Treasurer of the Company, the Company granted to Mr. Dupuis an option to purchase 200,000 shares, which option has a weighted average grant date fair value equal to $12.78.  This option was reported in the Company’s Current Report on Form 8-K filed on June 17, 2014.

As noted above, in connection with the hiring of Serge Dupuis as the Company’s Chief Financial Officer and Treasurer, the terms of the Company’s employment offer to Mr. Dupuis include a commitment to award him an option to purchase 200,000 shares of common stock of the Company (the “Dupuis Option”).  At the time of the issuance of the award, the Company and Mr. Dupuis entered into an option grant agreement indicating that the option would be subject to, and the option shares would be allocated from, the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). On July 3, 2014, the Company determined that the allocation of that number of option shares from the 2012 Plan would be in excess of the 2012 Plan’s per person, per year share limit, and, therefore, 50,000 of the option shares would need to be allocated from the Company’s 2006 Incentive Compensation Plan or the Company would need to modify the grant to be an “inducement grant” in order for the Company to fulfill its obligations to Mr. Dupuis.  As a result, on July 7, 2014 the Company and Mr. Dupuis agreed to modify the terms of his award such that the number of shares allocated from the 2012 Plan in respect of the Dupuis Option is 150,000 and the remaining 50,000 shares would be allocated from and subject to the Company’s 2006 Incentive Compensation Plan.

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 25,000 of the total 200,000 options granted in fiscal 2015 and 19,000 of the total 158,000 options granted in fiscal 2014. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2015 was $4.61 and in fiscal 2014 was $3.03 and $3.01. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%

The remaining 175,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05. The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $1.90 and $1.71 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2015 $3.05 value per option	2014 $1.90 value per option	2014 $1.71 value per option
Dividend yield	0.0%	0.0%	0.0%

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Volatility	32.3%	34.9%	34.9%
Risk-free interest rate	2.6%	1.9%	1.9%
Expected term of options (in years)	10.0	10.0	10.0
Forfeiture adjustment	1.4%	1.1%	1.8%
Suboptimal behavior factor	1.6	1.7	1.7

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2014	851,165	$1,516	8	$8.15
Granted	200,000	—	10	12.78
Exercised	(38,500)	146	—	8.61
Canceled or expired	(4,000)	—	—	8.80
Outstanding at June 30, 2014	1,008,665	3,743	8	9.05
Options exercisable at June 30, 2014	548,998	2,366	8	8.44
Unvested options expected to become exercisable after June 30, 2014	459,667	1,377	9	9.76
Shares available for future option grants at June 30, 2014 (a)	351,919
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2015 was approximately $332. The aggregate intrinsic value of options exercised during the first three months of fiscal 2015 was approximately $146. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2015.

During the first three months of fiscal 2015 and fiscal 2014, stock option compensation expense recorded in selling, general and administrative expenses was $237 and $127, respectively, before taxes of $88 and $48, respectively. As of June 30, 2014, there was $956 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2014	29,807	$8.93
Granted	10,194	9.94
Vested	(6,075)	8.63
Cancelled	—	—
Non-vested at June 30, 2014	33,926	9.29

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of fiscal 2015 and fiscal 2014, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $78 and $48, respectively, before taxes of $29 and $18, respectively. As of June 30, 2014, there was approximately $176 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE  4.      Inventories

Inventories are summarized as follows:

	June 30, 2014	March 31, 2014
Finished goods	$641	$2,751
Work in process	7,213	5,932
Purchased and manufactured parts	15,164	13,155
	23,018	21,838
Reserve for slow moving and obsolescence	(3,045)	(2,929)
Total	$19,973	$18,909

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

NOTE 5. Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month periods ended June 30, 2014 and June 30, 2013 was $349 and $331, respectively.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 6. Product Warranty

Equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the three month period ended June 30, 2014 are summarized as follows:

Balance at March 31, 2014	$284
Warranty costs incurred	(49)
Change in estimates to pre-existing warranties	—
Product warranty accrual	68
Balance at June 30, 2014	$303

NOTE 7. Other Current Liabilities

Other current liabilities consists of the following:

	June 30, 2014	March 31, 2014
Engineering project reserves	$1,436	$1,530
Environmental reserves – Note 14	1,680	1,673
Accrued medical benefits cost	615	621
Accrued commissions	655	618
Other	793	772
Total	$5,179	$5,214

NOTE 8. Income Taxes

Income taxes for the three month period ended June 30, 2014 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At June 30, 2014, the Company has available an Alternative Minimum Tax Credit of approximately $130 and is available to reduce future federal taxes. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At June 30, 2014, the Company had no unrecognized tax benefits for uncertain tax positions and the Company does not expect the liability for uncertain tax positions to increase during the fiscal year.

NOTE 9. Long-Term Debt Payable to Banks

Revolving Credit Facility – The Company has a five-year Revolving Credit Facility (the “Revolving Credit Facility” or “Facility”),which provides the Company with a $20,000 unsecured revolving line of credit with an accordion feature that may increase the amount to 2.5 times EBITDA (as defined in the Facility) to a maximum of $35,000. The term of the Facility is through August 26, 2018.

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of June 30, 2014, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first three months of fiscal 2015, the Revolving

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of June 30, 2014, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. As of June 30, 2014, the Company was in compliance with the covenant provisions of the Facility.

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

NOTE 11. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $203 and $282, respectively, for the three month periods ended June 30, 2014 and June 30, 2013.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,453 and $3,479 as of June 30, 2014 and March 31, 2014, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest cost	$6	$7	$29	$28
Amortization of net loss	—	8	2	—
Net periodic cost	$6	$15	$31	$28

NOTE 12. Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2014, the Company had no other significant concentrations of credit risk.

NOTE 13. New Accounting Standards

In June 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following two methods:1. Retrospectively to each prior reporting period 2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company is currently considering the impact that the adoption of this guidance will have on the Company’s financial position, results of operations, or cash flows.

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

At June 30, 2014 and March 31, 2014, the aggregate environmental liability was $9,725 and $10,323, respectively, included in other current liabilities and other long term liabilities on the condensed consolidated balance sheets, before cost-sharing of approximately $1,342 and $1,918 at June 30, 2014 and March 31, 2014, respectfully, that is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement.  The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first three months of fiscal 2015 and the first three months fiscal 2014, the Company spent $262 and $324, respectively, on environmental costs, and for the entire fiscal 2014 the Company spent $1,487. These costs are charged against the environmental liability reserve and do not impact net income (loss). The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at seven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,165 for the Glen Head site at June 30, 2014. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

The Company also concluded an agreement in the first quarter of fiscal 2006, under which the U.S. Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. On May 6, 2014, the Pennsylvania Department of Environmental Protection (“PADEP”) approved the final remedial action report for the site subject to the 2001 Consent Order and as a result of this approval the Company believes that no further on-site work is required.  The remaining technical fees from the Company’s technical advisors are not expected to exceed $10.  Accordingly, the Company reduced the environmental reserve by $412 in June 2014.

In March 2014, the Company reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under this agreement, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter.

At June 30, 2014, the environmental liability reserve at Federal Labs was $4,370. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

There are other properties that have a combined environmental liability of $2,190 at June 30, 2014.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The environmental activity is summarized as follows:

Balance at March 31, 2014	$10,323
Environmental costs incurred	(262)
Interest accretion	76
Reduction of environmental reserve-Part of Federal Labs site subject to the 2001 Consent Order	(412)
Balance at June 30, 2014	$9,725

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

During the three month period ended June 30, 2014, 29% and 17% of net sales were made to two major customers, respectively. During the three month period ended June 30, 2013, 33%, 18% and 14% of net sales were made to three major customers, respectively.

As of June 30, 2014, 27% and 16% of net accounts receivable were derived from two major customers, respectively. As of June 30, 2013, 19%, 10% and 10% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three month periods ended:

Location	June 30, 2014	June 30, 2013
United States	$8,551	$12,393
Germany	4,387	326
Italy	669	2,653
England	629	324
Other European countries	1,375	566
Pacific and Far East	1,802	591
Other International	506	2,715
Total	$17,919	$19,568

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, or continuation of the current sequestration, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed with the SEC on June 5, 2014 for the fiscal year ended March 31, 2014, and under and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2014, as filed with the SEC on June 5, 2014, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

	Three Months Ended		Increase/(Decrease)
	June 30, 2014	June 30, 2013	$	%
Products	$13,708	$13,556	$152	1.1%
Services	4,211	6,012	(1,801)	(30.0)
Net sales	17,919	19,568	(1,649)	(8.4)
Products	9,692	8,611	1,081	12.6
Services	2,661	4,152	(1,491)	(35.9)
Cost of sales	12,353	12,763	(410)	(3.2)
Gross profit	5,566	6,805	(1,239)	(18.2)
As a % of net sales	31.1%	34.8%	N/A	(3.7	)%Pt
Selling, general, and administrative expenses	3,961	2,733	1,228	44.9%
Engineering expense	1,825	1,819	6	0.3
Total operating expenses	5,786	4,552	1,234	27.1
Operating income (loss)	(220)	2,253	(2,473)	(109.8)
Interest expense	8	18	(10)	(55.6)
Income tax provision (benefit)	(95)	841	(936)	(111.3)
Effective tax rate	37.0%	38.0%	N/A	(1.0	)%Pt
Net income (loss)	$(162)	$1,373	$(1,535)	(111.8)%

Net Sales. Fiscal 2015 first quarter net sales of $17,919 were $1,649, or 8.4%, below net sales of $19,568 in the fiscal 2014 first quarter. Fiscal 2015 first quarter products sales of $13,708 were $152, or 1.1%, above prior year. The new product sales for the fiscal 2015 first quarter were $1,560, or 17.6%, higher than fiscal 2014 first quarter. The increase in new production sales was primarily due to the large volume of deliveries to Airbus. The spare sales for fiscal 2015 first quarter were lower than in fiscal 2014 first quarter by $1,406, or 29.9% due mainly to lower sales to the U.S. Government.

Fiscal 2015 first quarter sales of services of $4,211 were lower by $1,801, or 30.0%, compared with the prior year primarily due to decrease in overhaul & repair volume to the U.S. Government.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2015 revenues will be consistent with this historical pattern.

Cost of Sales. Cost of sales of $12,353 in the fiscal 2015 first quarter were $410, or 3.2%, lower than the same period in fiscal 2014. This decrease was primarily due to lower service sales offset by higher new production sales to Airbus in fiscal 2015 first quarter as compared to the same period in fiscal 2014.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

The cost of sales for the spares was lower in the fiscal 2015 first quarter comparatively to fiscal 2014 first quarter by $387 due to lower volume of sales to the US Government.

Cost of sales of $2,661 for services provided during the fiscal 2015 first quarter was $1,491, or 35.9%, lower than the same period of the prior year due primarily to decreased sales to the US Government.

Gross Profit. Gross profit of $5,566 in the fiscal 2015 first quarter was $1,239, or 18.2%, below the same period in fiscal 2014. The decrease is primarily due to lower profitability for new production and lower volume of overhaul & repair and spare parts sales. As a percent of sales, the gross profit margin was 31.1% for the fiscal 2014 first quarter compared with 34.8% for the prior year.

Operating Expenses.  Total operating expenses were $5,786, or 32.3% of net sales, in the first quarter of fiscal 2015 compared with $4,552 or 23.3% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,961 in the fiscal 2015 first quarter compared with $2,733 in the first quarter of fiscal 2014, an increase of $1,228 primarily explained by the significant reduction of the environmental liability experienced in the fiscal 2014 first quarter of $1,207 recorded for the previously-owned property in Wyoming, Illinois. A reduction of $412 in environmental liability was also recorded in the fiscal 2015 first quarter following the approval of the final remedial action plan for the Fed Labs Saltsburg, Pennsylvania site subject to the 2001 Consent Order. Higher SG&A costs were also incurred during the first quarter of fiscal year 2015 as a result of the CFO transition costs of approximately $500. As a percent of sales, SG&A was 22.1% in the fiscal 2015 first quarter versus 14.0% in the comparable period last year. The increase as a percent of sales is due primarily to the higher reduction in the environmental liability incurred in the 2014 fiscal first quarter as compared to 2015 fiscal first quarter and the CFO transition costs incurred in fiscal 2015 fiscal first quarter.

Engineering expenses were $1,825 in the first quarter of fiscal 2015, essentially unchanged from $1,819 in the first quarter of fiscal 2014.

Interest Expense . Interest expense was $8 during the first quarter of fiscal 2015 versus $18 in the first quarter of fiscal 2014. The decrease is due to lower interest rates on the unused portion of our Revolving Credit Facility.

Income tax provision (benefit) . Income tax benefit, due to reporting a loss from operations, was $95 in the first quarter of fiscal 2015, compared with a provision of $841 due to reporting income from operations in the first quarter of fiscal 2014. Income taxes for the three month periods ended June 30, 2014 and June 30, 2013 were computed using the effective tax rate of 37.0% and 38.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss) . Net loss was $162, or a negative $0.02 per diluted share, in the first quarter of fiscal 2015, compared with net income of $1,373, or $0.14 per diluted share, in the fiscal 2014 first quarter. The decrease is due to decreased sales volume for spares and overhaul & repair, lower profitability for new production, increased SG&A expenses due to the CFO transition costs incurred in the first quarter of fiscal 2015 and higher reduction of the environmental liability in the first quarter of fiscal 2014 versus the same period in fiscal 2015.

New Orders . New products and services orders received during the three months ended June 30, 2014 increased by 15.7% to $18,481 compared with $15,972 during the three months ended June 30, 2013. The increase was primarily related to orders for new equipment hoists from the U.S. Government and orders for cargo hook spares.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $49,403 at June 30, 2014 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at June 30, 2014 was $120,025, compared with $119,464 at March 31, 2014, and $111,506 at June 30, 2013. These figures include approximately $70,763, $70,853, and $70,816, respectively, for the Airbus A400M military transport aircraft which commenced shipping in the third quarter of fiscal 2014.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.0 for the fiscal 2015 first quarter and 0.8 for the fiscal 2014 first quarter.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, cash generated from operations, and our Revolving Credit Facility.

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Revolving Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months. The Revolving Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I Item 1 of this report.

Our cash was $8,909 on June 30, 2014, compared with $6,021 on March 31, 2014, an increase of $2,888. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $2,655.

Cash flows provided by operating activities during the first three months of fiscal 2015 was $2,655 and is the result of a decrease in accounts receivable of $5,897 as cash from high fiscal 2014 fourth quarter sales was collected. This was partially offset by an increase in inventory of $1,064, a decrease in accounts payable of $1,590 and a decrease in accrued compensation of $771 due to the payment of incentives.

Cash flows used in investing activities in the first quarter of fiscal 2015 was $99, and was used for capital expenditures mainly for production test and barcoding equipment, and information technology equipment. Spending for capitalized qualification units was $0 as we are nearing the completion of this testing.

Cash flows provided by financing activities during the first three months of fiscal 2015 was $332, and reflects cash received from the exercise of stock options.

Net working capital at June 30, 2014 was $40,620, an increase of $912, versus $39,708 at March 31, 2014.  The ratio of current assets to current liabilities was 4.1:1.0 at June 30, 2014 compared with 3.5:1.0 at the beginning of fiscal 2015.

Accounts receivable days outstanding were 78.1 days at June 30, 2014 and 58.1 days at June 30, 2013. The increase in days is due to customer sales mix and related payment terms. Inventory turnover was 2.6 turns at June 30, 2014 versus 2.5 turns at June 30, 2013. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At June 30, 2014 and March 31, 2014, the aggregate environmental liability was $9,725 and $10,323, respectively. The liability is classified in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Separately, environmental cost-sharing with third parties of approximately $1,342 and $1,918 at June 30, 2014 and March 31, 2013, respectfully, is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first three months of fiscal 2015 and fiscal 2014, we spent $262 and $324, respectively, on environmental costs, and for the entire fiscal 2014, we spent $1,487. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending approximately $1,673 on environmental matters in fiscal 2015. These costs will be charged against the environmental liability reserve and will not impact income (loss). We perform quarterly reviews of our environmental sites and the related liabilities.

In May 2014, the PADEP approved the final remedial action report for the Fed Labs Saltsburg, Pennsylvania site subject to the 2001 Consent Order and as a result of this approval we believe that no further on-site work is required.  The remaining technical fees from our technical advisors are not expected to exceed $10. Accordingly, we reduced the environmental reserve by $412 in the first quarter of fiscal 2015, as reflected in SG&A expense.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. At June 30, 2014, we had no borrowings under our Senior Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first three months of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are engaged in various other legal proceedings incidental to the Company’s business. Management believes that, after taking into consideration information furnished by its counsel, these matters will not have a material effect on the financial position, results of operations, or cash flows in future periods.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our former property subject to various lawsuits or proceedings involving environmental protection matters. Due in part to their complexity and pervasiveness, such requirements have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 14 in the “Notes to Unaudited Condensed Consolidated Financial Statements” contained elsewhere in this report.

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, as filed with the SEC on June 5, 2014, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1

Offer Letter by and between Breeze-Eastern Corporation and Serge Dupuis dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on June 17, 2014).

10.2	Amendment to Stock Option Agreement by and between Breeze-Eastern Corporation and Serge Dupuis executed and effective July 7, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*  We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2014 and June 30, 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2014, and March 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2014, and June 30, 2013, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: July 30, 2014	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer and Treasurer *

*On behalf of the Registrant and as Principal Financial and Accounting Officer.