Form 10-Q
period 2014-09-30
BREEZE-EASTERN CORP
filed 2014-10-29
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 27, 2014, the total number of outstanding shares of common stock was 9,816,058.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on June 5, 2014 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2014. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) September 30, 2014	(Audited) March 31, 2014
CURRENT ASSETS:
Cash	$12,876	$6,021
Accounts receivable (net of allowance for doubtful accounts of $240 at September 30, 2014 and $323 at March 31, 2014)	14,785	24,191
Inventories – net	22,586	18,909
Prepaid expenses and other current assets	1,445	1,868
Deferred income taxes	4,739	4,608
Total current assets	56,431	55,597
PROPERTY:
Property and equipment	19,941	19,767
Less accumulated depreciation and amortization	14,167	13,435
Property – net	5,774	6,332
OTHER ASSETS:
Deferred income taxes – net	3,755	4,197
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	4,019	4,385
Other	5,135	5,080
Total other assets	17,111	17,864
TOTAL ASSETS	$79,316	$79,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	7,077	7,442
Accrued compensation	1,951	2,875
Accrued income taxes	303	358
Other current liabilities	5,259	5,214
Total current liabilities	14,590	15,889
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	12,518	13,420
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	27,108	29,309
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,265,707 shares at September 30, 2014 and 10,148,944 shares at March 31, 2014	102	101
Additional paid-in capital	99,998	98,707
Accumulated deficit	(40,866)	(41,344)
Accumulated other comprehensive income	3	3
	59,237	57,467
Less treasury stock, at cost – 449,649 shares at September 30, 2014 and 445,067 shares at March 31, 2014	(7,029)	(6,983)
Total stockholders’ equity	52,208	50,484
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$79,316	$79,793

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net sales	$17,671	$15,464	$35,590	$35,032
Cost of sales	10,686	10,051	23,039	22,814
Gross profit	6,985	5,413	12,551	12,218
Selling, general, and administrative expenses	3,707	3,808	7,668	6,541
Engineering expense	2,221	1,910	4,046	3,729
Operating income (loss)	1,057	(305)	837	1,948
Interest expense	8	15	16	33
Other expense – net	33	30	62	51
Income (loss) before incomes taxes	1,016	(350)	759	1,864
Income tax provision (benefit)	376	(133)	281	708
Net income (loss)	$640	$(217)	$478	$1,156
Earnings (loss) per common share:
Basic net income (loss) per share	$0.07	$(0.02)	$0.05	$0.12
Diluted net income (loss) per share	0.06	(0.02)	0.05	0.12
Weighted-average basic shares outstanding	9,766,000	9,644,000	9,741,000	9,608,000
Weighted-average diluted shares outstanding	9,962,000	9,644,000	9,937,000	9,705,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Six Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$478	$1,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write-off of engineering project development qualification units	67	—
Shipped qualification assets	2	743
Depreciation and amortization	1,078	749
Non-cash reserve accretion	149	174
Stock based compensation	599	350
Provision for losses on accounts receivable	9	9
Deferred taxes-net	311	561
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	9,397	3,318
(Increase) decrease in inventories	(3,677)	(6,958)
(Increase) decrease in other assets	363	(365)
Increase (decrease) in accounts payable	(365)	1,425
Increase (decrease) in accrued compensation	(939)	(1,335)
Increase (decrease) in accrued income taxes	(55)	(741)
Increase (decrease) in other liabilities	(1,006)	(1,660)
Net cash provided by (used in) operating activities	6,411	(2,574)
Cash flows from investing activities:
Capital expenditures	(174)	(447)
Capitalized qualification units and pre-qualification assets	(44)	(744)
Net cash used in investing activities	(218)	(1,191)
Cash flows from financing activities:
Payments on long-term debt	—	—
Net borrowings (repayments) of other debt	—	—
Payment of debt issue costs	—	(33)
Exercise of stock options	662	607
Net cash provided by financing activities	662	574
Increase (decrease) in cash	6,855	(3,191)
Cash at beginning of period	6,021	6,688
Cash at end of period	$12,876	$3,497
Supplemental information:
Interest payments	$13	$26
Income tax payments	24	980

See notes to condensed consolidated financial statements.

NOTE  1.     Financial Presentation

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,766,000	9,644,000	9,741,000	9,608,000

Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,766,000	9,644,000	9,741,000	9,608,000
Stock options (a)	196,000	—	196,000	97,000
Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	9,962,000	9,644,000	9,937,000	9,705,000
(a)

During the three and six month periods ended September 30, 2014, options to purchase 207,500 shares of common stock and during the six month period ended September 30, 2013, options to purchase  271,000 shares of common stock were excluded from the computation of diluted earnings (loss) per share because the exercise process of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive. During the three month period ended September 30, 2013 all stock options are excluded due to the Company’s net loss.

NOTE  3.     Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and six month periods ended September 30, 2014, includes stock-based compensation expense of $179 net of tax, or $0.02 per diluted share, and $377 net of tax, or $0.04 per diluted share, respectively. Net income (loss) for the three and six month periods ended September 30, 2013, includes stock- based compensation expense of $108 net of tax, or $0.01 per diluted share, and $217 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

The Company maintains the 1999 Long-Term Incentive Plan (the “1999 Plan”), the 2004 Long-Term Incentive Plan (the “2004 Plan”), the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with the 1999 Plan, the 2004 Plan and the 2006 Plan collectively, the “Plans”).

Under the terms of the 2012 Plan, 750,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, certain employees, and other key individuals of the Company through October 2022. Under the terms of the 2006 Plan, 500,000 shares of the Company’s common stock may be granted as stock options or awarded as restricted stock to officers, non-employee directors, and certain employees of the Company through July 2016. The 2004 Plan expired in September 2014, and the 1999 Plan expired in July 2009, and no further grants or awards may be made under these plans. Under the 2004 Plan, no unexercised options remain outstanding, and under the 1999 Plan, unexercised options granted in fiscal year 2006 remain outstanding.

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

On August 18, 2014, in connection with the hiring of Bradley Repp, Vice President of Product Development, the Company granted to Mr. Repp an option to purchase 200,000 shares of our common stock, which option has a weighted average grant date fair value equal to $10.40. This award to Mr. Repp was made outside of the Company’s stockholder approved equity incentive plans and was approved by the Incentive and Compensation Committee of the Company’s Board of Directors, as an inducement material to Mr. Repp entering into employment with the Company pursuant to Section 711(a) of the NYSE MKT Company Guide. This option was reported in the Company’s Current Report on Form 8-K filed on August 18, 2014.

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 50,000 of the total 400,000 options granted in fiscal 2015 and 19,000 of the total 158,000 options granted in fiscal 2014. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2015 was $4.61 and $3.85, and in fiscal 2014 was $3.03 and $3.01. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2015 $3.85 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%

The remaining 350,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05 and $2.49. The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $1.90 and $1.71 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2015 $3.05 value per option	2015 $2.49 value per option	2014 $1.90 value per option	2014 $1.71 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	32.3%	33.7%	34.9%	34.9%
Risk-free interest rate	2.6%	2.5%	1.9%	1.9%
Expected term of options (in years)	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.4%	1.2%	1.1%	1.8%
Suboptimal behavior factor	1.6	1.6	1.7	1.7

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2014	851,165	$1,516	8	$8.15
Granted	400,000	—	10	11.59
Exercised	(88,833)	339	—	7.46
Canceled or expired	(10,332)	—	—	8.59
Outstanding at September 30, 2014	1,152,000	1,651	9	9.18
Options exercisable at September 30, 2014	527,000	1,076	8	8.64
Unvested options expected to become exercisable after September 30, 2014	625,000	633	9	9.79
Shares available for future option grants at September 30, 2014 (a)	285,376
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first six months of fiscal 2015 was approximately $662. The aggregate intrinsic value of options exercised during the first six months of fiscal 2015 was approximately $339. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2015.

During the first six months of fiscal 2015 and fiscal 2014, stock option compensation expense recorded in selling, general and administrative expenses was $487 and $248, respectively, before taxes of $180 and $94, respectively. As of September 30, 2014, there was $1,156 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2014	29,807	$8.93
Granted	27,930	10.07
Vested	(22,924)	9.11
Cancelled	(3,495)	9.04
Non-vested at September 30, 2014	31,318	9.81

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first six months of fiscal 2015 and fiscal 2014, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $112 and $102, respectively, before taxes of $41 and $39, respectively. As of September 30, 2014, there was approximately $291 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE  4.      Inventories

Inventories are summarized as follows:

	September 30, 2014	March 31, 2014
Finished goods	$841	$2,751
Work in process	7,899	5,932
Purchased and manufactured parts	16,683	13,155
	25,423	21,838
Reserve for slow moving and obsolescence	(2,837)	(2,929)
Total	$22,586	$18,909

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

NOTE 5. Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month and six month periods ended September 30, 2014 was $383 and $733, respectively, and for the three and six month periods ended September 30, 2013 was $339 and $670, respectively.

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

NOTE 6. Product Warranty

All equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2014 are summarized as follows:

Balance at March 31, 2014	$284
Warranty costs incurred	(80)
Change in estimates to pre-existing warranties	—
Product warranty accrual	153
Balance at September 30, 2014	$357

NOTE 7. Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2014	March 31, 2014
Engineering project reserves	$1,490	$1,530
Environmental reserves – Note 14	1,836	1,673
Accrued medical benefits cost	768	621
Accrued commissions	440	618
Other	725	772
Total	$5,259	$5,214

NOTE 8. Income Taxes

Income taxes for the six month period ended September 30, 2014 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At September 30, 2014, the Company has available an Alternative Minimum Tax Credit of approximately $130 and is available to reduce future federal taxes. A valuation allowance of $265 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable.

At September 30, 2014, the Company had no unrecognized tax benefits for uncertain tax positions and the Company does not expect the liability for uncertain tax positions to increase during the fiscal year.

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

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of September 30, 2014, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first six months of fiscal 2015, the Revolving Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of September 30, 2014, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. As of September 30, 2014, the Company was in compliance with the covenant provisions of the Facility.

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

NOTE 11. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $208 and $411, respectively, for the three and six month periods ended September 30, 2014 and $244 and $526, respectively, for the three and six month periods ended September 30, 2013.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,209 and $3,479 as of September 30, 2014 and March 31, 2014, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost	$5	$8	$11	$15
Amortization of net (gain) loss	—	7	—	15
Net periodic cost	$5	$15	$11	$30

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest cost	$28	$28	$57	$56
Amortization of net (gain) loss	3	—	5	—
Net periodic cost	$31	$28	$62	$56

NOTE 12. Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2014, the Company had no other significant concentrations of credit risk.

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

At September 30, 2014 and March 31, 2014, the aggregate environmental liability was $9,677 and $10,323, respectively, included in other current liabilities and other long term liabilities on the condensed consolidated balance sheets, before cost-sharing of approximately $1,344 and $1,918 at September 30, 2014 and March 31, 2014, respectfully, that is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement.  The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first six months of fiscal 2015 and the first six months fiscal 2014, the Company spent $383 and $602, respectively, on environmental costs, and for the entire fiscal 2014 the Company spent $1,487. These costs are charged against the environmental liability reserve and do not impact net income (loss). The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,158 for the Glen Head site at September 30, 2014. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

The Company also concluded an agreement in the first quarter of fiscal 2006, under which the U.S. Government paid an amount equal to 45% of the estimated environmental response costs for the Federal Labs site subject to the 2001 Consent Order. In May 2014, the Pennsylvania Department of Environmental Protection (“PADEP”) approved the final remedial action report for the site subject to the 2001 Consent Order and as a result of this approval the Company believes that no further on-site work is required.  The remaining technical fees from the Company’s technical advisors are not expected to exceed $10.  Accordingly, the Company reduced the environmental reserve by $412 in June 2014.

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

At September 30, 2014, the environmental liability reserve at Federal Labs was $4,344. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

There are other properties that have a combined environmental liability of $2,175 at September 30, 2014.

The environmental activity is summarized as follows:

Balance at March 31, 2014	$10,323
Environmental costs incurred	(383)
Interest accretion	149
Reduction of environmental reserve-Part of Federal Labs site subject to the 2001 Consent Order	(412)
Balance at September 30, 2014	$9,677

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

Net sales of 10% or more of total revenues derived from customers for the three and six month periods ended September 30, 2014 and 2013 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Customer A	17%	21%	12%	28%
Customer B	17	18	18	18
Customer C	14	23	11	18
Customer D	11	*	20	*
Customer E	*	10	*	*

*	Represents less than 10% of net sales.

As of September 30, 2014, 22%, 20% and 16% of net accounts receivable were derived from three major customers, respectively. As of September 30, 2013, 33%, 21% and 10% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Six Months Ended
Location	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$10,278	$9,796	$18,829	$22,189
Germany	2,013	—	6,400	326
Italy	1,613	2,206	2,282	4,859
England	475	1,665	1,104	1,989
Other European countries	1,401	450	2,776	1,016
Pacific and Far East	837	556	2,639	1,147
Other international	1,054	791	1,560	3,506
Total	$17,671	$15,464	$35,590	$35,032

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

CORE BUSINESS

Our core business is aerospace and defense products. We believe we are the world’s leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture, cargo winches, tie-down equipment and weapons handling systems. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.

PRODUCTS AND SERVICES

Our products and related services aggregate into one reportable segment. The nature of the production process (assemble, inspect, and test), customers, and product distribution are similar for all products. We sell our products through internal marketing representatives and independent sales representatives and distributors.

Products

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH-53K King Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Eurocopter Ecureuil, Dolphin, EH-101 Merlin/Cormorant, Changhe Z-11, Agusta Westland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds.

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

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

	Three Months Ended		Increase/(Decrease)
	September 30, 2014	September 30, 2013	$	%
Products	$13,234	$9,872	$3,362	34.1%
Services	4,437	5,592	(1,155)	(20.7)
Net sales	17,671	15,464	2,207	14.3
Products	8,373	6,222	2,151	34.6
Services	2,313	3,829	(1,516)	(39.6)
Cost of sales	10,686	10,051	635	6.3
Gross profit	6,985	5,413	1,572	29.0
As a % of net sales	39.5%	35.0%	N/A	4.5	%Pt
Selling, general, and administrative expenses	3,707	3,808	(101)	(2.7)%
Engineering expense	2,221	1,910	311	16.3
Total operating expenses	5,928	5,718	210	3.7
Operating income (loss)	1,057	(305)	1,362	446.6
Interest expense	8	15	(7)	(46.7)
Income tax provision (benefit)	376	(133)	509	382.7
Effective tax rate	37.0%	38.0%	N/A	(1.0	)%Pt
Net income (loss)	$640	$(217)	$857	394.9%

Net Sales. Fiscal 2015 second quarter net sales of $17,671 were $2,207, or 14.3%, higher than net sales of $15,464 in the fiscal 2014 second quarter. Fiscal 2015 second quarter products sales of $13,234 were $3,362, or 34.1%, higher than prior year primarily due to higher new equipment hoist & winch volume to the U.S. Government and Airbus and higher spare parts hoist & winch volume to the US and Foreign Governments.

Fiscal 2015 second quarter services sales of $4,437 were lower by $1,155, or 20.7%, compared with the prior year primarily due to lower Overhaul & Repair volume and lower engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2015 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $8,373 in the fiscal 2015 second quarter were $2,151, or 34.6%, higher than the same period in fiscal 2014 primarily due to increased new production volume. Cost of services provided of $2,313 in the fiscal 2015 second quarter was $1,516, or 39.6%, lower than the prior year due primarily to lower engineering volume and lower overhaul and repair volume.

Gross profit. Gross profit of $6,985 in the fiscal 2015 second quarter was $1,572, or 29.0%, higher than the same period in fiscal 2014. The increase is primarily due to increased new equipment and spare parts volume and also to higher profitability for spare parts. The new equipment volume was favorable due to higher volume to the U.S. and foreign governments. As a percent of sales, the gross profit margin was 39.5% for the fiscal 2015 second quarter compared with 35.0% for the prior year. Gross profit as a percent of sales increased primarily due to spare parts sales volume and profitability.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Operating Expenses. Total operating expenses were $5,928, or 33.5% of net sales, in the second quarter of fiscal 2015 compared with $5,718 or 37.0% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses of $3,707 in the fiscal 2015 second quarter were lower than the $3,808 in the second quarter of fiscal 2014. As a percent of sales, SG&A was 21.0% in the fiscal 2015 second quarter versus 24.6% in the comparable period last year. The decrease as a percent of sales is due primarily to the higher sales in this fiscal year.

Engineering expenses were $2,221 in the second quarter of fiscal 2015 compared with $1,910 in the second quarter of fiscal 2014. The increase results from one-time costs associated with an internal reorganization.

Interest Expense. Interest expense was $8 during the second quarter of fiscal 2015 versus $15 in the second quarter of fiscal 2014.  The decrease is due to lower interest rates on the unused portion of our Revolving Credit Facility.

Income tax provision (benefit). Income tax provision was $376 in the second quarter of fiscal 2015, compared with an income tax benefit of $133 in the second quarter of fiscal 2014. Income taxes for the three month periods ended September 30, 2014 and September 30, 2013 were computed using the effective tax rates of 37.0% and 38.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss). Net income was $640, or a $0.06 per diluted share, in the second quarter of fiscal 2015, compared with net loss of $217, or a negative $0.02 per diluted share, in the fiscal 2014 second quarter. The increase is due to the higher gross profit resulting from higher sales and higher margins, partly offset by higher engineering costs.

New Orders. New products and services orders received during the three months ended September 30, 2014 increased by 11.0% to $24,178 compared with $21,816 during the three months ended September 30, 2013. The increase was due primarily to higher orders from the U.S. Government.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $52,983 at September 30, 2014 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at September 30, 2014 was $126,532, compared with $119,464 at March 31, 2014, and $117,858 at September 30, 2013. These figures include $69,372, $70,853, and $70,816, respectively, for the Airbus A400M military transport aircraft.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.4 for the fiscal 2015 and fiscal 2014 second quarters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Six Months Ended September 30, 2014 Compared with Six Months Ended September 30, 2013

	Six Months Ended		Increase/(Decrease)
	September 30, 2014	September 30, 2013	$	%
Products	$26,942	$23,428	$3,514	15.0%
Services	8,648	11,604	(2,956)	(25.5)
Net sales	35,590	35,032	558	1.6
Products	18,065	14,833	3,232	21.8
Services	4,974	7,981	(3,007)	(37.7)
Cost of sales	23,039	22,814	225	1.0
Gross profit	12,551	12,218	333	2.7
As a % of net sales	35.3%	34.9%	N/A	0.4	%Pt
Selling, general, and administrative expenses	7,668	6,541	1,127	17.2%
Engineering expense	4,046	3,729	317	8.5
Total operating expenses	11,714	10,270	1,444	14.1
Operating income	837	1,948	(1,111)	(57.0)
Interest expense	16	33	(17)	(51.5)
Income tax provision	281	708	(427)	(60.3)
Effective tax rate	37.0%	38.0%	N/A	(1.0	)%Pt
Net income	$478	$1,156	$(678)	(58.7)%

Net Sales. Fiscal 2015 first six months net sales of $35,590 increased by $558, or 1.6%, from net sales of $35,032 in the first six months of fiscal 2014.

Product sales in the first six months of fiscal 2015 were $26,942, an increase of $3,514, or 15.0%, from $23,428 in the corresponding prior year period. The increase is primarily due to higher new equipment winch volume to Airbus, offset by lower spare parts volume to international customers.

Service sales in the first six months of fiscal 2015 were $8,648, a decrease of $2,956, or 25.5%, from $11,604 in the corresponding prior year period due to lower overhaul & repair volume to the U.S. Government and international OEM’s and lower engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2014 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe fiscal 2015 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $18,065 in the fiscal 2015 first six months were 21.8% higher than the corresponding prior-year period primarily due to the increased new equipment volume. Cost of services provided of $4,974 in the fiscal 2015 first six months were $3,007 lower than the corresponding prior-year period due to lower overhaul & repair volume and lower engineering billing.

Gross profit. Gross profit of $12,551 in the fiscal 2015 first six months was $333, or 2.7% higher than the same period in fiscal 2014. Gross profit dollars improved primarily from the higher sales volume of new equipment to Airbus, significant reduction in engineering losses offset by lower volume of spares and overhaul & repair.  As a percent of sales, the gross profit margin was 35.3% for the fiscal 2015 first six months compared with 34.9% for the prior year. Gross profit as a percent of sales improved primarily due to billable engineering.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Operating Expenses. Total operating expenses were $11,714, or 32.9% of net sales, in the first six months of fiscal 2015 compared with $10,270, or 29.3% of net sales, in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $7,668 in the fiscal 2015 first six months compared with $6,541 in the first six months of fiscal 2014, an increase of $1,127 primarily explained by the significant reduction of the environmental liability experienced in the fiscal 2014 first quarter of $1,207 recorded for the previously-owned property in Wyoming, Illinois. A reduction of $412 in environmental liability was also recorded in the fiscal 2015 first quarter following the approval of the final remedial action plan for the Fed Labs Saltsburg, Pennsylvania site subject to the 2001 Consent Order. Higher SG&A costs were also incurred during the first six months of fiscal 2015 as a result of the CFO transition costs of $593. Excluding the benefit from the environmental reserve reduction, SG&A increased by $332 due to CFO transition costs. As a percent of sales, SG&A was 21.5% (22.7% excluding the reserve reversal benefit) in the fiscal 2015 first six months versus 18.7% in the comparable period last year (22.1% excluding the reserve reversal benefit).

Engineering expenses were $4,046 in the first six months of fiscal 2015 compared with $3,729 in the first six months of fiscal 2014. The increase is primarily due to one-time costs associated with an internal reorganization.

Interest Expense. Interest expense was $16 in the fiscal 2015 first six months versus $33 in fiscal 2014, and represents amortization of debt origination costs and the unused commitment fee on our Revolving Credit Facility. Rates for the unused commitment fee were lower in the first six months of fiscal 2015 compared with the first six months of fiscal 2014 accounting for the decrease in interest expense.

Income tax provision. Income tax expense was $281 in the first six months of fiscal 2015 versus $708 in the first six months of fiscal 2014. The decrease is due to lower pre-tax income due primarily to higher SG&A and engineering expenses. Income taxes for the six month periods ended September 30, 2014 and September 30, 2013 were computed using the effective tax rates of 37.0% and 38.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $478, or $0.05 per diluted share, in the fiscal 2015 first six months compared with $1,156, or $0.12 per diluted share, in the same period in fiscal 2014.  The decrease is due to higher SG&A resulting from lower environmental reserve reversal benefit ($795), CFO transition costs ($593) and one-time costs associated with an internal reorganization ($288). Excluding the non-recurring benefits of the environmental reserve reduction recorded during the first quarter of both fiscal years, net income for the first six months of fiscal 2015 would have been $0.2 million or $0.02 per diluted share versus net income of $0.4 million, or $0.04 per diluted share for the first six months of fiscal 2014.

New Orders. New products and services orders received during the six months ended September 30, 2014 increased 12.9% to $42,658 compared with $37,788 during the six months ended September 30, 2013. The increase was due primarily to higher orders from the U.S. Government.

Backlog

The book to bill ratio for the first six months of fiscal 2015 was 1.2 compared with 1.1 for the first six months of fiscal 2014. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

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

Our cash was $12,876 on September 30, 2014, compared with $6,021 on March 31, 2014, an increase of $6,855. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $6,411.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Cash flows provided by operating activities during the first six months of fiscal 2015 was $6,411 and is the result of a decrease in accounts receivable of $9,397 as cash from high fiscal 2014 fourth quarter sales was collected. This was partially offset by an increase in inventory of $3,677, a decrease in accounts payable of $365 and a decrease in accrued compensation of $939 due to the payment of incentives.

Cash flows used in investing activities in the first six months of fiscal 2015 was $218, and was used for capital expenditures of $174 mainly for production test and barcoding equipment, and information technology equipment. Spending for capitalized qualification units was $44 as we are nearing the completion of this testing.

Cash flows provided by financing activities during the first six months of fiscal 2015 was $662, and reflects cash received from the exercise of stock options.

Net working capital at September 30, 2014 was $41,841, an increase of $2,133, versus $39,708 at March 31, 2014.  The ratio of current assets to current liabilities was 3.9:1.0 at September 30, 2014 compared with 3.5:1.0 at the beginning of fiscal 2015.

Accounts receivable days outstanding were 62 days at September 30, 2014 and 59 days at September 30, 2013. The increase in days is due to customer sales mix and related payment terms. Inventory turnover was 2.4 turns at September 30, 2014 versus 1.8 turns at September 30, 2013. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At September 30, 2014 and March 31, 2014, the aggregate environmental liability was $9,677 and $10,323, respectively. The liability is classified in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Separately, environmental cost-sharing with third parties of approximately $1,344 and $1,918 at September 30, 2014 and March 31, 2014, respectfully, is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first six months of fiscal 2015 and fiscal 2014, we spent $383 and $602, respectively, on environmental costs, and for the entire fiscal 2014, we spent $1,487. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending approximately $1,614 on environmental matters in fiscal 2015. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. At September 30, 2014, we had no borrowings under our Senior Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

10.1

Amendment to Employment Letter by and between Breeze-Eastern Corporation and James D. Cashel dated October 10, 2014 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K, filed with the SEC on October 14, 2014).

10.2

Amendment to Stock Option Agreement by and between Breeze-Eastern Corporation and Serge Dupuis executed and effective July 7, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.3	Options to purchase Common Stock of the Company, issued to Bradley Alan Repp on August 18, 2014.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three month and six month periods ended September 30, 2014 and September 30, 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2014, and March 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2014, and September 30, 2013, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: October 29, 2014	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.