Form 10-Q
period 2014-12-31
BREEZE-EASTERN CORP
filed 2015-01-29
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

As of January 26, 2015, the total number of outstanding shares of common stock was 9,815,793.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on June 5, 2014 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2014. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) December 31, 2014	(Audited) March 31, 2014
CURRENT ASSETS:
Cash	$15,736	$6,021
Accounts receivable (net of allowance for doubtful accounts of $213 at December 31, 2014 and $323 at March 31, 2014)	15,281	24,191
Inventories – net	24,451	18,909
Income taxes receivable	435	—
Prepaid expenses and other current assets	1,589	1,868
Deferred income taxes	5,085	4,608
Total current assets	62,577	55,597
PROPERTY:
Property and equipment	20,062	19,767
Less accumulated depreciation and amortization	14,477	13,435
Property – net	5,585	6,332
OTHER ASSETS:
Deferred income taxes – net	8,031	4,197
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	3,718	4,385
Other	4,945	5,080
Total other assets	20,896	17,864
TOTAL ASSETS	$89,058	$79,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	5,354	7,442
Accrued compensation	1,972	2,875
Accrued income taxes	2,258	358
Other current liabilities	5,869	5,214
Total current liabilities	15,453	15,889
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	12,102	13,420
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	27,555	29,309
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,265,707 shares at December 31, 2014 and 10,148,944 shares at March 31, 2014	102	101
Additional paid-in capital	100,252	98,707
Accumulated deficit	(31,822)	(41,344)
Accumulated other comprehensive income	3	3
	68,535	57,467
Less treasury stock, at cost – 449,914 shares at December 31, 2014 and 445,067 shares at March 31, 2014	(7,032)	(6,983)
Total stockholders’ equity	61,503	50,484
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$89,058	$79,793

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net sales	$23,239	$22,628	$58,829	$57,660
Cost of sales	13,395	14,189	36,434	37,003
Gross profit	9,844	8,439	22,395	20,657
Selling, general, and administrative expenses	3,578	3,198	11,246	9,739
Engineering expense	1,071	2,516	5,117	6,245
Operating income	5,195	2,725	6,032	4,673
Interest expense	8	8	24	41
Other (income) expense – net	(1,200)	23	(1,138)	74
Income before incomes taxes	6,387	2,694	7,146	4,558
Income tax (benefit) provision	(2,657)	1,024	(2,376)	1,732
Net income	$9,044	$1,670	$9,522	$2,826
Earnings per common share:
Basic net income per share	$0.92	$0.17	$0.98	$0.29
Diluted net income per share	0.91	0.17	0.96	0.29
Weighted-average basic shares outstanding	9,816,000	9,667,000	9,766,000	9,625,000
Weighted-average diluted shares outstanding	9,963,000	9,797,000	9,945,000	9,733,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Nine Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net income	$9,522	$2,826
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Write-off of engineering project development qualification units	81	571
Shipped qualification assets	142	747
Depreciation and amortization	1,537	1,129
Non-cash reserve accretion	221	256
Stock based compensation	849	517
Provision for losses on accounts receivable	13	13
Deferred taxes-net	(4,311)	90
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	8,897	251
(Increase) decrease in inventories	(5,542)	(6,134)
(Increase) decrease in income taxes receivable	(435)	—
(Increase) decrease in other assets	407	(178)
Increase (decrease) in accounts payable	(2,088)	784
Increase (decrease) in accrued compensation	(917)	(1,356)
Increase (decrease) in accrued income taxes	1,900	662
Increase (decrease) in other liabilities	(884)	(2,010)
Net cash provided by (used in) operating activities	9,392	(1,832)
Cash flows from investing activities:
Capital expenditures	(295)	(742)
Capitalized qualification units and pre-qualification assets	(44)	(1,349)
Net cash used in investing activities	(339)	(2,091)
Cash flows from financing activities:
Payments on long-term debt	—	—
Net borrowings (repayments) of other debt	—	—
Payment of debt issue costs	—	(33)
Exercise of stock options	662	677
Net cash provided by financing activities	662	644
Increase (decrease) in cash	9,715	(3,279)
Cash at beginning of period	6,021	6,688
Cash at end of period	$15,736	$3,409
Supplemental information:
Interest payments	$19	$33
Income tax payments	258	980

See notes to condensed consolidated financial statements.

NOTE  1.     Financial Presentation

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Basic earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,816,000	9,667,000	9,766,000	9,625,000

Diluted earnings per Common Share:
Weighted-average common shares outstanding	9,816,000	9,667,000	9,766,000	9,625,000
Stock options (a)	147,000	130,000	179,000	108,000
Weighted-average common shares outstanding for diluted earnings per share calculation	9,963,000	9,797,000	9,945,000	9,733,000
(a)

During the three and nine month periods ended December 31, 2014, options to purchase 419,500 and 278,167 shares, respectively, of common stock and during the three and nine month periods ended December 31, 2013, options to purchase 99,000 and 214,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise process of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE  3.     Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and nine month periods ended December 31, 2014, includes stock-based compensation expense of $158 net of tax, or $0.02 per diluted share, and $535 net of tax, or $0.05 per diluted share, respectively. Net income for the three and nine month periods ended December 31, 2013, includes stock- based compensation expense of $104 net of tax, or $0.01 per diluted share, and $320 net of tax, or $0.03 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

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

As noted above, in connection with the hiring of Serge Dupuis as the Company’s Chief Financial Officer and Treasurer, the terms of the Company’s employment offer to Mr. Dupuis included a commitment to award him an option to purchase 200,000 shares of common stock of the Company (the “Dupuis Option”).  At the time of the issuance of the award, the Company and Mr. Dupuis entered into an option grant agreement indicating that the option would be subject to, and the option shares would be allocated from, the Company’s 2012 Incentive Compensation Plan (the “2012 Plan”). On July 3, 2014, the Company determined that the allocation of that number of option shares from the 2012 Plan would be in excess of the 2012 Plan’s per person, per year share limit, and, therefore, 50,000 of the option shares would need to be allocated from the Company’s 2006 Incentive Compensation Plan or the Company would need to modify the grant to be an “inducement grant” in order for the Company to fulfill its obligations to Mr. Dupuis.  As a result, on July 7, 2014 the Company and Mr. Dupuis agreed to modify the terms of his award such that the number of shares allocated from the 2012 Plan in respect of the Dupuis Option is 150,000 and the remaining 50,000 shares would be allocated from and subject to the Company’s 2006 Incentive Compensation Plan.

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

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 55,000 of the total 440,000 options granted in fiscal 2015 and 19,000 of the total 158,000 options granted in fiscal 2014. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2015 was $4.61, $3.85, and $3.72 and in fiscal 2014 was $3.03 and $3.01. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2015 $3.85 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2015 $3.72 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%

The remaining 385,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05 and $2.49, and $2.49. The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $1.90 and $1.71 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2015 $3.05 value per option	2015 $2.49 value per option	2015 $2.49 value per option	2014 $1.90 value per option	2014 $1.71 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	32.3%	33.7%	33.7%	34.9%	34.9%
Risk-free interest rate	2.6%	2.5%	2.5%	1.9%	1.9%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.4%	1.2%	1.2%	1.1%	1.8%
Suboptimal behavior factor	1.6	1.6	1.6	1.7	1.7

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2014	851,165	$1,516	8	$8.15
Granted	440,000	—	10	11.45
Exercised	(88,833)	339	—	7.46
Canceled or expired	(10,332)	—	—	8.59
Outstanding at December 31, 2014	1,192,000	1,381	8	9.21
Options exercisable at December 31, 2014	597,000	1,022	8	8.60
Unvested options expected to become exercisable after December 31, 2014	595,000	407	9	10.04
Shares available for future option grants at December 31, 2014 (a)	245,376
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first nine months of fiscal 2015 was approximately $662. The aggregate intrinsic value of options exercised during the first nine months of fiscal 2015 was approximately $339. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2015.

During the first nine months of fiscal 2015 and fiscal 2014, stock option compensation expense recorded in selling, general and administrative expenses was $681 and $362, respectively, before taxes of $252 and $138, respectively. As of December 31, 2014, there was $1,068 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2014	29,807	$8.93
Granted	27,930	10.07
Vested	(22,924)	9.11
Cancelled	(3,761)	9.10
Non-vested at December 31, 2014	31,052	9.81

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first nine months of fiscal 2015 and fiscal 2014, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $168 and $155, respectively, before taxes of $62 and $59, respectively. As of December 31, 2014, there was approximately $231 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately one year.

NOTE  4.      Inventories

Inventories are summarized as follows:

	December 31, 2014	March 31, 2014
Finished goods	$786	$2,751
Work in process	8,865	5,932
Purchased and manufactured parts	17,753	13,155
	27,404	21,838
Reserve for slow moving and obsolescence	(2,953)	(2,929)
Total	$24,451	$18,909

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

NOTE 5. Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month and nine month periods ended December 31, 2014 was $309 and $1,042, respectively, and for the three and nine month periods ended December 31, 2013 was $328 and $998, respectively.

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

NOTE 6. Product Warranty

Generally all equipment has a one year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the nine month period ended December 31, 2014 are summarized as follows:

Balance at March 31, 2014	$284
Warranty costs incurred	(110)
Change in estimates to pre-existing warranties	—
Product warranty accrual	141
Balance at December 31, 2014	$315

NOTE 7. Other Current Liabilities

Other current liabilities consist of the following:

	December 31, 2014	March 31, 2014
Engineering project reserves	$1,572	$1,530
Environmental reserves – Note 14	2,085	1,673
Accrued medical benefits cost	798	621
Accrued commissions	529	618
Other	885	772
Total	$5,869	$5,214

NOTE 8. Income Taxes

Income taxes for the nine month period ended December 31, 2014 was computed on the pre-tax income using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At December 31, 2014, the Company has available an Alternative Minimum Tax Credit of approximately $517 and is available to reduce future federal taxes. A valuation allowance of $1,051 exists relating to other items, as it is management’s belief that it is more likely than not that a portion of this deferred asset is not realizable. An increase in the valuation allowance of $786, is a result of state tax carryforwards that have been determined to be not more likely than not realizable.

The Company completed its qualitative and quantitative analysis of the available federal and state research and experimental tax credit in the quarter ended December 31, 2014 in order to determine the amount of previously unclaimed credits. The Company recorded a net benefit associated with recognition of the federal and state research and experimental tax credit of $5,020, as reflected in the current fiscal year income tax benefit. With the recognition of the benefit, the Company also recorded a liability relating to uncertain tax positions of $212.  At December 31, 2014, the Company does not expect the liability for uncertain tax positions to change in the next twelve months. The entire amount would be a benefit to the tax expense in the period in which the liability is reduced.

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

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of December 31, 2014, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first nine months of fiscal 2015, the Revolving Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of December 31, 2014, there were no outstanding borrowings under the Facility, $202 in outstanding (standby) letters of credit, and $19,798 in unsecured revolving line of credit availability. As of December 31, 2014, the Company was in compliance with the covenant provisions of the Facility.

NOTE 10. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e. an exit price). The accounting guidance includes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

●	Level 1- Unadjusted quoted prices for identical assets or liabilities in active markets;
●

Level 2- Inputs other than quoted prices in active markets for identical assets or liabilities that are observable whether directly or indirectly for substantially the full term of the asset or liability; and

●

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

NOTE 11. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $185 and $596, respectively, for the three and nine month periods ended December 31, 2014 and $234 and $760, respectively, for the three and nine month periods ended December 31, 2013.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,075 and $3,479 as of December 31, 2014 and March 31, 2014, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest cost	$6	$7	$17	$22
Amortization of net (gain) loss	—	8	—	23
Net periodic cost	$6	$15	$17	$45

	Pension Plan
	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest cost	$27	$29	$84	$85
Amortization of net (gain) loss	2	—	7	—
Net periodic cost	$29	$29	$91	$85

NOTE 12. Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of December 31, 2014, the Company had no other significant concentrations of credit risk.

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

At December 31, 2014 and March 31, 2014, the aggregate environmental liability was $9,431 and $10,323, respectively, included in other current liabilities and other long term liabilities on the condensed consolidated balance sheets, before cost-sharing of approximately $1,346 and $1,918 at December 31, 2014 and March 31, 2014, respectfully, that is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement.  The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first nine months of fiscal 2015 and the first nine months fiscal 2014, the Company spent $701 and $1,039, respectively, on environmental costs, and for the entire fiscal 2014 the Company spent $1,487. These costs are charged against the environmental liability reserve and do not impact net income . The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,154 for the Glen Head site at December 31, 2014. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

Effective May 27, 2014, the Company reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under this agreement, the U.S. Government pays an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter.

At December 31, 2014, the environmental liability reserve at Federal Labs was $4,264. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

There are other properties that have a combined environmental liability of $2,013 at December 31, 2014.

The environmental activity is summarized as follows:

Balance at March 31, 2014	$10,323
Environmental costs incurred	(701)
Interest accretion	221
Reduction of environmental reserve-Part of Federal Labs site subject to the 2001 Consent Order	(412)
Balance at December 31, 2014	$9,431

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

Net sales of 10% or more of total revenues derived from customers for the three and nine month periods ended December 31, 2014 and 2013 are summarized as follows.

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Customer A	16%	14%	18%	16%
Customer B	*	*	16	*
Customer C	20	39	15	32
Customer D	14	12	12	16
Customer E	11	*	*	*

*	Represents less than 10% of net sales.

As of December 31, 2014, 27%, 20% and 14% of net accounts receivable were derived from three major customers, respectively. As of December 31, 2013, 23%, 19% and 18% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three and nine month periods ended December 31, 2014 and December 31, 2013:

	Three Months Ended		Nine Months Ended
Location	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
United States	$14,105	$17,163	$32,933	$39,352
Germany	2,057	956	8,457	1,282
Italy	1,652	2,128	3,935	6,987
England	957	654	2,060	2,643
Other European countries	1,823	834	4,600	1,850
Pacific and Far East	1,355	468	3,995	1,615
Other international	1,290	425	2,849	3,931
Total	$23,239	$22,628	$58,829	$57,660

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

CORE BUSINESS

Our core business is aerospace and defense products. We believe we are a world’s leading designer, manufacturer, service provider, and supplier of mission-critical rescue hoists and cargo hook systems. We also manufacture cargo winches, tie-down equipment and weapons handling systems. These products are sold primarily to military and civilian agencies and aerospace contractors. Our emphasis is on the engineering, assembly, testing, service, and support of our products.

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

STRATEGY

Our primary strategy is to continue to expand our position as a market leader in the design, development, and service of sophisticated mission equipment for specialty aerospace and defense applications. We intend to maintain our position by continuing to focus on our principal customers and on geographic areas where we have developed our reputation as a premier provider of aircraft hoist and lift equipment, and by expanding both our customer base and product lines. We believe that continued spending on research and development to improve the quality of our product offerings and remaining on the leading edge of technological advances in our chosen markets is also crucial to our business. In this regard, we will continue to commit resources to product research and development. We are

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

also accelerating the development of new innovative products with the addition of an Innovation Center in Virginia and new strategic partners.

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

Results of Operations

Three Months Ended December 31, 2014 Compared with Three Months Ended December 31, 2013

	Three Months Ended		Increase/(Decrease)
	December 31, 2014	December 31, 2013	$	%
Products	$18,159	$17,058	$1,101	6.5%
Services	5,080	5,570	(490)	(8.8)
Net sales	23,239	22,628	611	2.7
Products	10,938	10,717	221	2.1
Services	2,457	3,472	(1,015)	(29.2)
Cost of sales	13,395	14,189	(794)	(5.6)
Gross profit	9,844	8,439	1,405	16.7
As a % of net sales	42.4%	37.3%	N/A	5.1	%Pt
Selling, general, and administrative expenses	3,578	3,198	380	11.9%
Engineering expense	1,071	2,516	(1,445)	(57.4)
Total operating expenses	4,649	5,714	(1,065)	(18.6)
Operating income	5,195	2,725	2,470	90.6
Other (income) expense-net	(1,200)	23	(1,223)	(5,317.4))
Income tax (benefit) provision	(2,657)	1,024	(3,681)	(359.5)
Effective tax rate	(41.6)%	38.0%	N/A	(79.6	)%Pt
Net income	$9,044	$1,670	$7,374	441.6%

Net Sales. Fiscal 2015 third quarter net sales of $23,239 were $611, or 2.7%, higher than net sales of $22,628 in the fiscal 2014 third quarter. Fiscal 2015 third quarter products sales of $18,159 were $1,101, or 6.5%, higher than prior year primarily due to higher spare sales of hoist & winch to the U.S. Government partly off-set by lower spare sales of hoist & winch to foreign commercial customers.

Fiscal 2015 third quarter services sales of $5,080 were lower by $490, or 8.8%, compared with the prior year primarily due to lower Overhaul & Repair volume and lower engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2015 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $10,938 in the fiscal 2015 third quarter were $221, or 2.1%, higher than the same period in fiscal 2014 primarily due to spare sales volume. Cost of services provided of $2,457 in the fiscal 2015 third quarter was $1,015, or 29.2%, lower than the prior year due primarily to lower overhaul and repair volume and lower engineering volume.

Gross profit. Gross profit of $9,844 in the fiscal 2015 third quarter was $1,405, or 16.7%, higher than the same period in fiscal 2014. The increase is primarily due to increased spare parts volume and also to higher profitability for spare parts and overhaul & repair. As a percent of sales, the gross profit margin was 42.4% for the fiscal 2015 third quarter compared with 37.3% for the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Operating Expenses. Total operating expenses were $4,649, or 20.0% of net sales, in the third quarter of fiscal 2015 compared with $5,714 or 25.3% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses of $3,578 in the fiscal 2015 third quarter were higher than the $3,198 in the third quarter of fiscal 2014. As a percent of sales, SG&A was 15.4% in the fiscal 2015 third quarter versus 14.1% in the comparable period last year.

Engineering expenses were $1,071 in the third quarter of fiscal 2015 compared with $2,516 in the third quarter of fiscal 2014. The decrease results from lower expenses incurred for development programs.

Other (Income) expense-net. Other income was $1,200 during the third quarter of fiscal 2015 versus other expense of $23 for the same period last year. Fiscal 2015 other income represents a refund received from a real estate property tax review and assessment reduction for the Glen Head, New York property, classified on the condensed consolidated balance sheets as an asset for sale. The period covered by this refund is from 1997 to 2010.

Income tax (benefit) provision. Income tax benefit was $2,657 in the third quarter of fiscal 2015, compared with an income tax provision of $1,024 in the third quarter of fiscal 2014. The company recorded a research & development tax credit of $5,020 during the third quarter of fiscal year 2015. This tax credit is related to qualifying research & development expenses incurred during the period of 2001 to 2013. Notwithstanding the tax benefit for the research & development credit, income taxes for the three month periods ended December 31, 2014 and December 31, 2013 were computed on the pre-tax income using the effective tax rates of 37.0% and 38.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $9,044, or a $0.91 per diluted share, in the third quarter of fiscal 2015, compared with net income of $1,670, or $0.17 per diluted share, in the fiscal 2014 third quarter. The significant improvement in net income for the third quarter resulted from improved margins (42.4% this quarter versus 37.3% in the same quarter last fiscal year), lower engineering expenses ($1,071 this fiscal year versus $2,516 for the same period last fiscal year), the $1,224 property tax refund and the recording of the $5,020 research & development tax credit.

New Orders. New products and services orders received during the three months ended December 31, 2014 decreased by 49.7% to $16,502 compared with $32,826 during the three months ended December 30, 2013. The orders received during last fiscal year included $8,454 of increased pricing and contract scope for the Airbus A400M military transport aircraft. When excluding this increased pricing and contract scope impact of $8,454, the decrease versus the three months ended December 31 2013 amounts to 32%. The decrease of 32% was due primarily to lower orders from the U.S. Government.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $59,408 at December 31, 2014 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at December 31, 2014 was $119,796, compared with $119,464 at March 31, 2014, and $128,038 at December 31, 2013. These figures include $67,498, $70,853, and $78,065, respectively, for the Airbus A400M military transport aircraft.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.7 for the fiscal 2015 third quarter and 1.5 for the fiscal 2014 third quarter. When excluding the increased pricing and contract scope impact of $8,454 for the Airbus A400M military transport aircraft included in the orders received during the three months ended December 31 2013, the book to bill ratio was 1.07.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Nine Months Ended December 31, 2014 Compared with Nine Months Ended December 31, 2013

	Nine Months Ended		Increase/(Decrease)
	December 31, 2014	December 31, 2013	$	%
Products	$45,101	$40,486	$4,615	11.4%
Services	13,728	17,174	(3,446)	(20.1)
Net sales	58,829	57,660	1,169	2.0
Products	29,003	25,550	3,453	13.5
Services	7,431	11,453	(4,022)	(35.1)
Cost of sales	36,434	37,003	(569)	(1.5)
Gross profit	22,395	20,657	1,738	8.4
As a % of net sales	38.1%	35.8%	N/A	2.3	%Pt
Selling, general, and administrative expenses	11,246	9,739	1,507	15.5%
Engineering expense	5,117	6,245	(1,128)	(18.1)
Total operating expenses	16,363	15,984	379	2.4
Operating income	6,032	4,673	1,359	29.1
Other (income) expense-net	(1,138)	74	(1,212)	(1,637.8)
Income tax (benefit) provision	(2,376)	1,732	(4,108)	(237.2)
Effective tax rate	(33.2)%	38.0%	N/A	(71.2	)%Pt
Net income	$9,522	$2,826	$6,696	236.9%

Net Sales. Fiscal 2015 first nine months net sales of $58,829 increased by $1,169, or 2.0%, from net sales of $57,660 in the first nine months of fiscal 2014.

Product sales in the first nine months of fiscal 2015 were $45,101, an increase of $4,615 or 11.4%, from $40,486 in the corresponding prior year period. The increase is primarily due to higher new equipment winch volume to Airbus and higher spare parts volume to the US Government.

Service sales in the first nine months of fiscal 2015 were $13,728, a decrease of $3,446, or 20.1%, from $17,174 in the corresponding prior year period due to lower overhaul & repair volume to the U.S. Government and international OEM’s and lower engineering billing.

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

Cost of Sales. Products cost of sales of $29,003 in the fiscal 2015 first nine months were 13.5% higher than the corresponding prior-year period primarily due to the increased new equipment volume. Cost of services provided of $7,431 in the fiscal 2015 first nine months were $4,022 lower than the corresponding prior-year period due to lower overhaul & repair volume and lower engineering billing.

Gross profit. Gross profit of $22,395 in the fiscal 2015 first nine months was $1,738, or 8.4% higher than the same period in fiscal 2014. Gross profit dollars improved primarily from the higher sales volume of new equipment to Airbus, significant reduction in engineering losses, and higher volume and margin of spare part sales.  As a percent of sales, the gross profit margin was 38.1% for the fiscal 2015 first nine months compared with 35.8% for the prior year. Gross profit as a percent of sales improved primarily due to higher margins on spare part sales, overhaul & repair, and billable engineering.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Operating Expenses. Total operating expenses were $16,363, or 27.8% of net sales, in the first nine months of fiscal 2015 compared with $15,984, or 27.7% of net sales, in the comparable prior-year period. SG&A expense were $11,246 in the fiscal 2015 first nine months compared with $9,739 in the first nine months of fiscal 2014, an increase of $1,507 partly explained by the significant reduction of the environmental liability experienced in the fiscal 2014 first quarter of $1,207 recorded for the previously-owned property in Wyoming, Illinois. A reduction of $412 in environmental liability was also recorded in the fiscal 2015 first quarter following the approval of the final remedial action plan for a portion of the Federal Labs Saltsburg, Pennsylvania site. Higher SG&A costs were also incurred during the first nine months of fiscal 2015 as a result of the CFO transition costs of $678, while $240 was incurred during the first nine months of fiscal 2014 for other executive transition costs. Excluding for both fiscal years the benefits from the environmental reserve reduction and the executive transition cost, SG&A expense increased by $274. As a percent of sales, SG&A expense was 19.1% (18.7% excluding the environmental reserve reversal benefit and executive transition costs) in the fiscal 2015 first nine months versus 16.9% in the comparable period last year (18.6% excluding the reserve reversal benefit and executive transition costs).

Engineering expenses were $5,117 in the first nine months of fiscal 2015 compared with $6,245 in the first nine months of fiscal 2014. The decrease primarily resulted from lower expenses incurred for development programs, partly off-set by expenses incurred of $288 for an internal re-organization in fiscal year 2015.

Other (Income) expense-net. Other income was $1,138 for the first nine months of fiscal 2015 versus other expense of $74 for the same period last year. Fiscal 2015 other income primarily represents a refund received from a real estate property tax review and assessment reduction for the Glen Head, New York property, classified on the condensed consolidated balance sheets as an asset for sale. The period covered by this refund is from 1997 to 2010.

Income tax (benefit) provision. Income tax benefit was $2,376 in the first nine months of fiscal 2015 versus an income tax provision of $1,732 in the first nine months of fiscal 2014. The company recorded a research & development tax credit of $5,020 during the third quarter of fiscal year 2015. This tax credit is related to qualifying research & development expenses incurred during the period of 2001 to 2013. Notwithstanding the tax benefit for the research & development credit, income taxes for the nine month periods ended December 31, 2014 and December 31, 2013 were computed using the effective tax rates of 37.0% and 38.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $9,522 or $0.96 per diluted share, in the fiscal 2015 first nine months compared with $2,826 or $0.29 per diluted share, in the same period in fiscal 2014.  The improvement in net income was mainly due to higher volume of new production and spare sales, higher margins on spares and overhaul & repair sales, lower engineering expenses, a property tax refund of $1,224 on the Glen Head, New York property and the recording of a research & development tax credit of $5,020. Excluding the research & development tax credit of $5,020, the executive transition costs, the environmental reserve reductions, the internal re-organization costs, and the real estate tax refund mentioned previously, net income for the first nine months of fiscal 2015 would have been $4,080 or $0.41 per diluted share versus net income of $2,226, or $0.23 per diluted share for the first nine months of fiscal 2014.

New Orders. New products and services orders received during the nine months ended December 31, 2014 decreased by 16.2% to $59,161 compared with $70,596 during the nine months ended December 31, 2013. The orders received during last fiscal year included $8,454 of increased pricing and contract scope for the Airbus A400M military transport aircraft. When excluding this increased pricing and contract scope impact of $8,454, the decrease versus the nine months ended December 31, 2013 amounts to 4.7%. The decrease was due primarily to lower orders from the U.S. Government.

Backlog

The book to bill ratio for the first nine months of fiscal 2015 was 1.0 compared with 1.2 for the first nine months of fiscal 2014. When excluding this increased pricing and contract scope impact of $8,454, the book to bill ratio was 1.08 for the nine months ended December 31, 2013. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

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

Our cash was $15,736 on December 31, 2014, compared with $6,021 on March 31, 2014, an increase of $9,715. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $9,392.

Cash flows provided by operating activities during the first nine months of fiscal 2015 was $9,392 and is the result of a decrease in accounts receivable of $8,897 and an increase in accrued income taxes of $1,900. This was partially offset by an increase in inventory of $5,542 as we prepare for anticipated shipments in the last quarter of the fiscal year, a $4,311 increase in deferred taxes due to the recording of the research & development tax credit, a decrease in accounts payable of $2,088 and a decrease in accrued compensation of $917.

Cash flows used in investing activities in the first nine months of fiscal 2015 was $339, and was used for capital expenditures of $295 mainly for production test, barcoding equipment, and information technology equipment. Spending for capitalized qualification units was $44 as we are nearing the completion of this testing.

Cash flows provided by financing activities during the first nine months of fiscal 2015 were $662, and reflects cash received from the exercise of stock options.

Net working capital at December 31, 2014 was $47,124 versus $39,708 at March 31, 2014, an increase of $7,416.  The ratio of current assets to current liabilities was 4.1:1.0 at December 31, 2014 compared with 3.5:1.0 at the beginning of fiscal 2015.

Accounts receivable days outstanding were 63 days at December 31, 2014 and 71 days at December 31, 2013. The decrease in days is due to customer sales mix and related payment terms. Inventory turnover was 2.2 turns at December 31, 2014 versus 2.0 turns at December 31, 2013. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At December 31, 2014 and March 31, 2014, the aggregate environmental liability was $9,431 and $10,323, respectively. The liability is classified in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Separately, environmental cost-sharing with third parties of approximately $1,346 and $1,918 at December 31, 2014 and March 31, 2014, respectfully, is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first nine months of fiscal 2015 and fiscal 2014, we spent $701 and $1,039, respectively, on environmental costs, and for the entire fiscal 2014, we spent $1,487. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending approximately $1,326 on environmental matters in fiscal 2015. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Senior Credit Facility. At December 31, 2014, we had no borrowings under our Senior Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) released COSO 2013, an update of its Internal Control - Integrated Framework (1992). The COSO 2013 Internal Control-Integrated Framework formalizes the principles embedded in the original COSO 1992, incorporates business and operating environment changes over the past two decades, and improves the original 1992 framework’s ease of use and application. We completed our transition to COSO 2013 in the third quarter of fiscal 2015. The transition to COSO 2013 did not have a significant impact on our underlying compliance with the applicable provisions of the Sarbanes-Oxley Act of 2002, including internal control over financial reporting and disclosure controls and procedures.

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*

We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three month and nine month periods ended December 31, 2014 and December 31, 2013, respectively; (ii) the Condensed Consolidated Balance Sheets at December 31, 2014, and March 31, 2014; and (iii) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended December 31, 2014, and December 31, 2013, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: January 29, 2015	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.