Form 10-K
period 2015-03-31
BREEZE-EASTERN CORP
filed 2015-05-29
CIK 99359

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant on September 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock on the NYSE MKT (formerly NYSE Amex) on such date, was $28,747,919. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose.

As of May 20, 2015, the registrant had 9,848,866 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference into Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2015.

BREEZE-EASTERN CORPORATION

INDEX TO ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED MARCH 31, 2015

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” beginning on page 7 of this report and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 17 of this report.

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

PRODUCTS AND SERVICES

Our products and related services aggregate into one reportable segment. The nature of the production process (assemble, inspect, and test), customers, and product distribution are similar for all products. We sell our products through internal marketing representatives and distributors.

PRODUCTS

Products include new equipment and spare parts sales and represented approximately 77%, 72%, and 75% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

($ in Thousands Except Share Amounts)

As a pioneer of helicopter rescue hoist technology, we continue to develop sophisticated helicopter hoist and winch systems, including systems for the current generation of Sikorsky H-60 Blackhawk and Naval Hawk, CH-53K King Stallion, Bell-Boeing V-22 Osprey, Boeing CH-47 Chinook, Airbus Helicopter Ecureuil, Dolphin, AgustaWestland AW-101 Merlin/Cormorant, Changhe Z-11, AgustaWestland A-W109, AW119 and AW139 helicopters. We also design, market, sell and service a broad line of hydraulic and electric aircraft cargo winch systems with capacities from 900 pounds to over 7,000 pounds. Sales of hoist and winch products accounted for approximately 60%, 55%, and 54% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

Our external cargo hook systems are original equipment on leading military medium and heavy lift helicopters. These hook systems range from smaller 1,000-pound capacity models up to the largest 36,000-pound capacity hooks employed on the Sikorsky CH-53 Super Stallion helicopter. Our latest designs incorporate load sensing and display technology and automatic load release features. We also manufacture cargo and aircraft tie-downs which are included in this product line. Sales of cargo hook products accounted for approximately 14%, 15%, and 16% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

Our weapons handling systems include weapons handling equipment for land-based rocket launchers and munitions hoists for loading missiles and other loads using electric power or exchangeable battery packs. We also provide actuators and specialty gear boxes for specialty weapons applications. Sales of weapons handling products accounted for approximately 3%, 2%, and 5% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

SERVICES

Services include overhaul and repair and engineering sales and represented 23%, 28%, and 25% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

We perform overhaul, repair, and maintenance services for all of our products. Most of these services are performed at our Whippany, New Jersey facility. We have also authorized third-party service centers around the world to perform these services. Overhaul and repair represented 21%, 25%, and 24% of our total revenues in fiscal 2015, fiscal 2014, and fiscal 2013, respectively.

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

MAJOR CUSTOMERS

We have four major customers: the U.S. Government, United Technologies Corporation, Airbus Defense & Space, and Finmeccanica SpA, which accounted for 19%, 16%, 16% and 12%, respectively, of the total consolidated net sales for fiscal 2015. See also the first risk factor under Risk Factors in Item 1A of this report.

GOVERNMENT SALES

Our direct sales to the U.S. Government and sales for U.S. Government and foreign government end use represented 74%, 81%, and 66% of consolidated revenue during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. U.S. Government sales, both direct and indirect, are generally procured using standard government fixed price or cost reimbursable contracts. As a U.S. Government contractor, we are subject to routine audits by U.S. Government agencies.

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

($ in Thousands Except Share Amounts)

BACKLOG

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog at March 31, 2015 was $109,556 as compared with $119,464 at March 31, 2014 as shipments exceeded new orders in fiscal 2015. Approximately $57,274 of our backlog at March 31, 2015 is not scheduled for shipment during the next twelve months. For additional discussion on our backlog, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In recent years, our revenues in the second half of our fiscal year have generally exceeded revenues in the first half. The timing of U.S. Government awards, availability of U.S. Government funding, and product deliveries are among the factors affecting the periods in which revenues are recorded. Management expects this trend to continue in fiscal 2016.

EMPLOYEES

As of March 31, 2015, we had 165 salaried and hourly employees, and the United Auto Workers (UAW) represented 51 hourly employees at our facility. We reached a three-year collective bargaining agreement with the UAW effective October 1, 2013. We consider our relations, with both our union and non-union employees, to be generally satisfactory.

INTERNATIONAL OPERATIONS AND SALES

We currently have no operations based outside of the United States. We had export sales of $39,050, $37,101, and $28,936 in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, representing 44%, 43%, and 36% of our consolidated net sales in each of those years. The risks and profitability of international sales are generally comparable with similar products sold by us in the United States. Net export sales by geographic area and customer domicile are set forth in Note 14 of our consolidated financial statements contained elsewhere in this report.

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

RESEARCH AND DEVELOPMENT

We conduct research and development activities, primarily for developing new or improved products, under customer-sponsored contracts and for our own investment. Research and development costs, which are charged to Engineering expense when incurred, amounted to $5,344, $6,916, and $7,664 for the years ended March 31, 2015, 2014, and 2013, respectively. Customer-sponsored research and development costs are charged to cost of sales when the associated revenue is recognized and were $1,763, $1,472, and $2,119 in fiscal 2015, fiscal 2014, and fiscal 2013, respectively. We are also seeking to accelerate the development of new products with the addition of a product development center in Virginia and new strategic partners. One of the projects under development is the MissionViewTM situational awareness system. The MissionViewTM system is designed to integrate one or more new components with a rescue hoist, such as sensor systems, a camera system, and a lighted hook, with a tablet computer to provide crew members with data and information critical to the mission such as, among other things, cable load and length of cable extended, while also recording data for post-mission training. Our new products typically take a significant amount of time to develop and to obtain necessary government and other approvals. Accordingly, at this time we cannot predict when we will complete the development of the components of the

($ in Thousands Except Share Amounts)

MissionViewTM system, when they will be available for sale, and if they will be commercially accepted. See also Risk Factors in Item 1A of this report.

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

We are subject to federal and state requirements for protection of the environment, including those for the remediation of contaminated sites relating to predecessor entities and previously-owned subsidiaries. At various times, we have been identified as a potentially responsible party pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), and analogous state environmental laws, for the cleanup of contamination resulting from past releases of hazardous substances at certain former facilities and at sites to which we, among others, sent wastes in the past. CERCLA requires potentially responsible persons to pay for the cleanup of sites from which there has been a release or threatened release of hazardous substances. Courts have interpreted CERCLA to impose strict joint and several liability on all persons liable for cleanup costs. As a practical matter, however, at sites where there are multiple potentially responsible persons, the costs of cleanup typically are allocated among the parties according to a volumetric or other standard.

Where appropriate, we have sought contribution to remediation costs from other potentially responsible parties and made claims under available insurance policies. We also periodically assess the amount of reserves held for environmental liabilities for these sites based upon current information. While there is an inherent uncertainty in assessing the potential total cost to investigate and remediate a given site, we make a determination as to the reasonable cost of investigation and remediation of each site based upon the information available to us at that time. Furthermore, the remediation efforts for a particular site may take place over a number of years and therefore a significant portion of the expenses represented by these reserves may not be paid for some time. Factors that affect the actual liability for these sites include changes in federal and state environmental laws resulting in more stringent remediation requirements and actual operating results from remediation efforts which vary from estimated results.

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

($ in Thousands Except Share Amounts)

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

Risks Associated with our Business and/or Industry

A substantial amount of our revenue is derived from the U.S. Government, United Technologies Corporation, Airbus Defense & Space, and Finmeccanica SpA. A termination or reduction in the volume of business with any of these customers would have a material adverse effect on our revenue and profits.

Approximately 19%, 16%, 16%, and 12% of our consolidated net sales in fiscal 2015 were to the U.S. Government (direct), United Technologies Corporation, Airbus Defense & Space, and Finmeccanica SpA. Other than sales to Finmeccanica SpA, these sales are made principally for the benefit of the military services of the U.S. Department of Defense and defense organizations of other countries and are affected by, among other things, budget authorization and appropriation processes. In the event that defense expenditures are reduced for products we manufacture or services we provide and are not offset by revenues from additional foreign sales, new programs, or products or services that we currently manufacture or provide, we may experience a reduction in our revenues and earnings and a material adverse effect on our business, financial condition, and results of operations. Further, there can be no assurance that our significant customers will continue to buy our products and services at current or increased levels. Specifically, United Technologies Corporation’s acquisition of Goodrich Corporation in 2012, which has a hoist & winch business unit, could negatively impact our sales to United Technology Corporation.

We depend heavily on government contracts that may not be fully funded or may be terminated, and the failure to receive funding or the termination of one or more of these contracts could reduce our sales and increase our costs.

Sales to the U.S. Government and its prime contractors and subcontractors represent a significant portion of our business. In fiscal 2015, sales under U.S. Government contracts represented approximately 49% of our total sales, while sales to foreign governments represented approximately 25% of our total sales. We expect that the percentage of our revenues from government contracts will continue to be substantial in the future. Government programs can be structured into a series of individual contracts. The funding of these programs is generally subject to governmental appropriations and governmental and defense priorities are subject to change. In addition, Congress may reduce expenditures for defense programs or terminate such programs at any time. A decline in government expenditures or redirection of government funding may result in a reduction in the volume of contracts awarded to us. We have resources applied to specific government contracts and if any of those contracts were terminated, we may incur substantial costs redeploying those resources.

As a U.S. Government contractor, we are subject to a number of procurement rules and regulations and any non-compliance could subject us to fines, penalties, suspension or debarment.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. Government contracts. Government contract laws and regulations affect how we conduct business with our customers and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in fines and penalties, contract termination, suspension, or debarment from bidding on future contracts. These fines and penalties could be imposed for failing to follow procurement integrity and bidding rules, employing improper billing practices or otherwise failing to follow cost accounting standards, receiving or paying kickbacks, or filing false claims. We have been, and expect to continue to be, subjected to audits by government agencies. The failure to comply with the terms of government contracts could harm our business reputation and could also result in progress payments being withheld.

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

($ in Thousands Except Share Amounts)

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

($ in Thousands Except Share Amounts)

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

Backlog represents products or services that our customers have committed by contract to purchase from us. Backlog as of March 31, 2015 was $109,556. Backlog is subject to fluctuations and is not necessarily indicative of future sales. The U.S. Government may unilaterally modify or cancel its contracts with us. In addition, under certain of our commercial contracts, our customers may unilaterally modify or terminate their orders at any time for their convenience or do so if we fail to comply with our contractual obligations. Accordingly, certain portions of our backlog can be cancelled or reduced at the option of the U.S. Government and commercial customers. Our failure to replace cancelled or reduced backlog could negatively impact our revenues and results of operations.

We are subject to competition from entities which could have a substantial impact on our business.

We compete in some markets with entities that are larger and have substantially greater financial and technical resources than us. Generally, competitive factors include design capabilities, product performance, delivery, and price. Our ability to compete successfully in such markets will depend on our ability to develop and apply technological innovations and to expand our customer base and product lines. In addition, the development and application of technological innovations may mandate an expenditure of significant capital which may not be recovered through future sales of products or services. There can be no assurance that we will continue to successfully compete in any or all of the businesses discussed above. Our failure to compete successfully or to invest in technology where there is no recovery through product sales could have a materially adverse effect on our profitability.  In addition, United Technologies Corporation’s acquisition of Goodrich Corporation in 2012, which has a hoist & winch business unit, could negatively impact our sales to United Technology Corporation.

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

($ in Thousands Except Share Amounts)

Our sales to foreign countries expose us to risks and adverse changes in local legal, tax, and regulatory schemes.

In fiscal 2015, 44% of our consolidated sales were to customers outside the United States. We expect international export sales to continue to contribute to our earnings for the foreseeable future. The export sales are subject in varying degrees to risks inherent in doing business outside the United States. Such risks include, without limitation:

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

In fiscal 2015, approximately 41% of our sales were subject to compliance with the United States control laws and regulations. Our failure to obtain the requisite licenses, meet registration standards or comply with other government export regulations would hinder our ability to generate revenues from the sale of our products outside the United States. Compliance with these government regulations may also subject us to additional fees and operating costs. The potential absence of comparable restrictions on competitors in other countries could adversely affect our competitive position. In order to sell our products in European Union countries, we must satisfy certain technical requirements. If we are unable to comply with those requirements with respect to a significant quantity of our products, our sales in Europe would be restricted. Doing business internationally also subjects us to numerous U.S. and foreign laws and regulations, including, without limitation, regulations relating to import-export control, technology transfer restrictions, foreign corrupt practices and anti-boycott provisions. Failure by us or our sales representatives or consultants to comply with these laws and regulations could result in administrative, civil or criminal liabilities and could, in the extreme case, result in suspension or debarment from government contracts or suspension of our export privileges, which would have a material adverse effect on us.

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

The terms of our credit agreement may restrict our current and future operating and financial flexibility.

The credit agreement that is in effect with respect to our debt includes covenants that, among other things, restrict our ability to:

•	not to spend or incur obligations to acquire fixed assets for more than $2,000 in any single fiscal year;
•	create, incur, assume or guarantee additional indebtedness, except in certain specified instances;
•	create, incur, assume or permit any liens on any asset, except in certain specified instances;
•	Merge, dissolve, liquidate, consolidate with or into another person or entity, or dispose of all or substantially all of our assets; and
•	Acquire or purchase another business or its assets unless the business or assets are in a substantially similar line of business as our current business.

($ in Thousands Except Share Amounts)

Our credit agreement also contains covenants that require us to:

•	maintain a tangible net worth equal to at least $22,500;
•	maintain a ratio of funded debt to EBITDA (a) at all times while EBITDA in said ratio exceeds $25,000, not exceeding 3.0:1.0, and (b) at all other times, not exceeding 2.5:1.0; and
•	maintain an interest coverage ratio of at least 3.0:1.0.

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

We conduct virtually all manufacturing operations at a single location.

Virtually all of our operations are conducted at our Whippany, New Jersey facility. Substantial impairment of this facility as a consequence of a natural disaster, work stoppage, or other event could have a material adverse effect on our operations.  Our small product development center in Fredericksburg, Virginia is not able to assume the operations from the Whippany facility if the Whippany facility is substantially impaired.

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

Our success depends on our senior management personnel and our ability to attract and retain other highly qualified management personnel. We face competition for management from other companies and organizations, and therefore may not be able to retain our existing management personnel or fill new management positions or vacancies created by expansion or turnover at existing compensation levels. We have entered into employment agreements with some members of senior management and have made efforts to reduce the effect of the loss of senior management personnel through succession planning. The loss of senior managers could have a material and adverse effect on our business. In addition, competition for qualified technical personnel in our industry is intense, and management believes that our future growth and success will depend upon the ability to attract, train, and retain such personnel.

Our profitability could be negatively affected if we fail to maintain satisfactory labor relations.

Approximately one-third of our workforce is employed under a collective bargaining agreement with the United Auto Workers (UAW), which from time to time is subject to renewal and negotiation. Although historically we have had satisfactory relations with both our unionized and non-unionized employees, if we are subject to labor actions, including work stoppages or slowdowns, we may experience an adverse impact on our operating results.

($ in Thousands Except Share Amounts)

Our failure to adequately protect our intellectual property could have an adverse effect on our business.

Intellectual property is important to our success. We rely upon confidentiality procedures and contractual provisions to protect our business and proprietary technology. Our general policy is to enter into confidentiality agreements with our employees and consultants, and nondisclosure agreements with all other parties to whom we disclose confidential information. In certain instances, we apply for legal protection for certain of our other intellectual property. The patents, trademarks and any additional legal protection we may obtain in the future may be challenged by others or invalidated through administrative process or litigation. As a result, our means of protecting our proprietary technology and brands may be inadequate. Furthermore, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property. Any such infringement or misappropriation could have a material adverse effect on our business, financial condition and results of operations.

Patent infringement claims against us or our customers, whether or not successful, may cause us to incur significant costs.

While we do not believe that our products (including products and technologies licensed from others) infringe valid intellectual property rights of any third parties, there can be no assurance that infringement or invalidity claims (or claims for indemnification resulting from infringement claims) will not be asserted against us or our customers.  Damages for infringement of valid intellectual property rights of third parties could be substantial, and if determined to be willful, can be trebled.  Such an outcome could have a material adverse effect on the Company’s financial condition and results of operation.  Regardless of the validity or the successful assertion of any such claims, we could incur significant costs and diversion of resources with respect to the defense thereof which could have a material adverse effect on our financial condition and results of operations.  If we are unsuccessful in defending any claims or actions that are asserted against us or our customers, we could seek to obtain a license under a third party’s intellectual property rights.  There can be no assurance, however, that under such circumstances, a license would be available under reasonable terms or at all.  The failure to obtain a license to a third party’s intellectual property rights on commercially reasonable terms could have a material adverse effect on our results of operations and financial condition.

Our business could be negatively impacted by security threats, including cyber security threats, and other disruptions.

As a defense contractor, we face various security threats, including cyber security threats to gain unauthorized access to sensitive information, threats to the security of our facility and infrastructure, and threats from terrorist acts. Although we utilize various procedures and controls to monitor these threats and mitigate our exposure to such threats, there can be no assurance that these procedures and controls will be sufficient in preventing security threats from materializing. If any of these events were to materialize, they could lead to losses of sensitive business information, critical infrastructure, personnel or capabilities, each of which is essential to our operations and the loss of which could have a material adverse effect on our reputation, financial position, results of operations, or cash flows.

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

The competitive bidding process requires judgment relative to among other things, assessing risks, estimating future contract revenues and costs, and making assumptions for schedule and technical risks. Due to the size and nature of many of our contracts, the estimation of total revenues and costs at completion is complicated and subject to many variables. For example, assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials. Similarly, assumptions have to be made regarding the future impact of efficiency initiatives and cost reduction efforts. Incentives, awards, price escalations, or penalties related to performance on contracts are considered in estimating revenue and profit rates and are recorded when there is sufficient information to assess anticipated performance. Because of the significance of the judgments and estimation processes described above, it is possible that materially different amounts could be obtained if different assumptions were used or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances, or estimates may have a material adverse effect upon future period financial reporting and performance.

Risks Related to our Common Stock

Our common stock is thinly traded and subject to volatility.

Although our common stock is traded on the NYSE MKT, it may remain relatively illiquid, or “thinly traded,” which can increase share price volatility and make it difficult for investors to buy or sell shares in the public market without materially affecting the

($ in Thousands Except Share Amounts)

quoted share price. Investors may be unable to buy or sell a certain quantity of our shares in the public market within one or more trading days. If limited trading in our stock continues, it may be difficult for holders to sell their shares in the public market at any given time at prevailing prices. We have also historically not paid a dividend.

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

Our directors, officers, principal stockholders, and certain of their affiliates, beneficially own approximately 72% of our common stock and will continue to have significant influence over the outcome of all matters submitted to the stockholders for approval, including the election of our directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable for smaller reporting company.

ITEM 2.	PROPERTIES

The following table sets forth certain information concerning our facilities as of March 31, 2015:

Location	Use of Premises	Owned or Leased	Sq. Ft
Whippany, New Jersey	Executive offices and manufacturing plant	Leased	115,335
Fredericksburg, Virginia	Product development center	Leased	6,527

In May, 2009, we executed a 10-year lease, at market terms, for our facility in Whippany, New Jersey. In February, 2015, we executed a 5-year lease, at market terms, for our facility in Fredericksburg, Virginia.

Our current manufacturing business is only conducted at our Whippany, New Jersey facility. Our facility in Fredericksburg, Virginia is used primarily for research and development of new products. Properties owned in Saltzburg, Pennsylvania, and Glen Head, New York were operated by one or more of our predecessor affiliates or parent company, TransTechnology Corporation, and are not used in our operations. The Saltzburg property has a zero book value. Our contingencies associated with environmental liabilities are discussed in Note 13 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report

The Irvington, New Jersey property, which had a zero book value, and was previously operated by one of our predecessor affiliates, and not used in our operations, was sold in March, 2015. For additional information of the gain on the sale of the property, included in Other (income) expense on the Consolidated Statement of Operations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Glen Head, New York property is subject to a sale agreement at a price of $4,000. This property is carried on our books as an asset held for sale for $3,800, which includes estimated disposal costs. The buyer has indicated that its intended plan is to build residential housing on this former industrial site and has been engaged in the lengthy process of securing the necessary governmental approvals. In March 2015, we entered into an amendment to the sales contract with the buyer. The amendment provides for a potential reduction in the purchase price from zero up to $1,000 if the final governmental approvals contain certain limitations on the buyer’s

($ in Thousands Except Share Amounts)

ability to implement its intended development plan. The parties are obligated to close under the sales contract upon receipt of the final governmental approvals, and we must provide the buyer with a funded remediation plan and environmental insurance at closing. However, the amendment further provides that if the governmental approvals are not secured by December 31, 2017, then at any time after that date either we or the buyer may elect to terminate the sales contract. If at any time after December 31, 2017, we terminate the sales contract for convenience, we must return to the buyer an additional liquidated amount of $750.

ITEM 3.	LEGAL PROCEEDINGS

We are engaged in various legal proceedings incidental to our business. Our management, after taking into consideration information provided by our legal counsel, believes that except for the environmental matters described in the next paragraph, these matters will have no material effect on our consolidated financial position or the results of operations or cash flows in future periods.

We are subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. As a result, we are a party to or have our former property subject to various lawsuits or proceedings involving environmental matters. Due in part to their complexity and pervasiveness, such matters have resulted in us being involved with related legal proceedings, claims, and remediation obligations. The extent of our financial exposure cannot in all cases be reasonably estimated at this time. For information regarding these matters, including current estimates of the amounts that we believe are required for remediation or clean-up to the extent estimable, see Note 13 in the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

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

	High	Low
Fiscal 2014
First Quarter	$9.30	$8.13
Second Quarter	9.92	8.65
Third Quarter	9.88	9.00
Fourth Quarter	9.90	9.16
Fiscal 2015
First Quarter	$13.62	$9.44
Second Quarter	12.70	10.06
Third Quarter	10.78	9.70
Fourth Quarter	10.33	9.65

Holders

As of May 20, 2015, the number of stockholders of record of the Company’s common stock was 1,230. On May 20, 2015, the closing sales price of a share of common stock was $10.33 per share.

Dividends

We have not paid any cash dividends on our common stock since fiscal 2001.The decision of paying future cash dividends, if any, will be reviewed periodically by our Board of Directors and will depend upon the results of operations, financial condition, contractual and legal restrictions and other factors the Board of Directors determines to be relevant at the time.

Our credit agreement for our Revolving Credit Facility does not allow us to declare or pay a cash dividend except for special dividends payable in the ordinary course of business provided that (i) no default of the loan exists or that no default would result from making such dividend, (ii) after distributing a dividend, at least $5,000 would be available for borrowing under the Revolving Credit Facility, and (iii) we would remain in compliance with the financial covenants under the credit agreement on a pro forma basis.

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

This stock performance graph compares the Company’s total cumulative stockholder return on its common stock during the period from April 1, 2010 through March 31, 2015, with the cumulative return on the Indexes below. The graph assumes a $100 investment on March 31, 2010.

	Years Ended March 31,
	2010	2011	2012	2013	2014	2015
Breeze-Eastern Corporation	$100.00	$124.16	$121.56	$119.38	$142.97	$148.47
Russell Microcap Index	100.00	125.34	122.75	143.59	191.35	198.59
Russell 2000 Index	100.00	125.79	125.56	146.03	182.39	197.37
Dow Jones Select Microcap Index	100.00	125.27	118.26	134.04	173.20	182.89

($ in Thousands Except Share Amounts)

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the most recent five year period ended March 31, 2015. This financial data should be read together with our consolidated financial statements and related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other financial data appearing elsewhere in this report.

	Years ended March 31,
	2015	2014	2013	2012	2011
Results from Operations
Net sales	$89,782	$85,933	$79,956	$84,942	$78,200
Gross profit	34,864	31,131	32,813	35,214	30,952
Operating income	12,905	9,089	8,190	7,022	9,457
Interest expense	32	49	227	396	694
Other (income) expense-net	(1,611)	89	93	109	213
Net income	14,907	5,641	4,076	3,776	5,026
Net income per share:
Basic	$1.52	$0.58	$0.43	$0.40	$0.53
Diluted	1.50	0.58	0.43	0.39	0.53
Approximate diluted shares outstanding at year-end	9,946,000	9,704,000	9,544,000	9,490,000	9,429,000
Financial Position
Total assets	$96,978	$79,793	$73,413	$79,851	$78,148
Working capital	56,474	39,708	34,034	39,148	32,376
Long-term debt	—	—	—	8,215	11,500
Stockholders’ equity	67,115	50,484	43,072	38,152	33,433
Book value per share at year end	6.75	5.20	4.51	4.02	3.55
Ratios
Current ratio	4.09	3.50	3.32	3.37	3.11

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operation and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” beginning on page 6 of this report and elsewhere herein. The following should be read in conjunction with our annual consolidated financial statements, including the notes thereto, contained elsewhere in this report. All references to years in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to the fiscal year ended March 31 of the indicated year unless otherwise specified. Forward-looking statements are discussed further in Part 1 “Disclosure Regarding Forward-Looking Statements” contained elsewhere in this report.

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

Our primary strategy is to continue to expand our position as a market leader in the design, development, and service of sophisticated mission equipment for specialty aerospace and defense applications. We intend to maintain our position by continuing to focus on our principal customers and on geographic areas where we have developed our reputation as a premier provider of aircraft hoist and lift equipment, and by expanding both our customer base and product lines. We believe that continued spending on research and development to improve the quality of our product offerings and remaining on the leading edge of technological advances in our chosen markets is also crucial to our business. In this regard, we will continue to commit resources to product research and development. We are also seeking to accelerate the development of new products with the addition of a product development center in Virginia and new strategic partners. One of the projects under development is the MissionViewTM situational awareness system. The

($ in Thousands Except Share Amounts)

MissionViewTM system is designed to integrate one or more new components with a rescue hoist, such as sensor systems, a camera system, and a lighted hook, with a tablet computer to provide crew members with data and information critical to the mission such as, among other things, cable load and length of cable extended, while also recording data for post-mission training. Our new products typically take a significant amount of time to develop and to obtain necessary government and other approvals. Accordingly, at this time we cannot predict when we will complete the development of the components of the MissionViewTM system, when they will be available for sale, and if they will be commercially accepted. See also Risk Factors in Item 1A of this report.

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

We have experienced product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress. Our engineering expense in fiscal 2015 was reported net of reimbursements from Airbus, and we received no reimbursements in fiscal 2013 and fiscal 2014.

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

Inventory obsolescence is determined by identifying specific items based on the age of inventory and by establishing a general reserve based on annual purchases. Analyzing inventory by age showed little movement once items have aged five years, and historical trends showed that 1.1% of purchases would eventually be scrapped. Therefore, each $1,000 of inventory purchased will result in an increase of $11 in inventory reserves. Management periodically reviews this methodology to ensure it is reasonably accurate and will make future adjustments as necessary through current earnings.   In fiscal 2015, 2014, and 2013, we increased the inventory obsolescence reserve by $238, $291, and $540, respectively.

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

($ in Thousands Except Share Amounts)

Secondly, we analyze contracts to assess their profitability, comparing undiscounted future cash flows of existing and anticipated production contracts to the ultimate cost of production and development, including qualification units and pre-qualification assets. If the test indicates a contract was not going to produce sufficient profits to cover the cost of qualification units and pre-qualification assets, these assets would become impaired. This impairment loss would reduce the carrying amount of the related assets and we would accrue any additional losses on the contract.

In assessing anticipated production contracts, we evaluate undiscounted future cash flows that may include revenue from anticipated price increases of un-priced change orders. These revenues are included when price recovery is probable, which is based on the likelihood that the customer will qualify the unit for production, and the related production costs are identifiable and reasonable. We may also estimate the number of production units and estimated costs to complete, in continuing long-term production for delivery under existing or anticipated contracts.

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

Environmental Reserves. We provide for a best estimate of environmental liability reserves when, after consultation with counsel and other environmental consultants, we determine that a liability is both probable and estimable. In many cases, we do not fix or cap the liability for a particular site when first recorded. Factors that affect the recorded amount of the liability in future years include our participation percentage due to a settlement by, or bankruptcy of, other potentially responsible parties, a change in the environmental laws resulting in more stringent requirements, a change in the estimate of future costs that will be incurred to remediate the site, and changes in technology related to environmental remediation. Current estimated exposures related to environmental claims are discussed further in Note 13 of our “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Deferred Tax Asset. See Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Stock-Based Compensation. See Note 9 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

RESULTS OF OPERATIONS

The discussion of Results of Operations includes disclosure of certain non-GAAP financial measures and a comparison of such measures to the underlying GAAP measure.  See the disclosure below under the heading “Non-GAAP Financial Measures” for further detail about the use of these non-GAAP measures.

($ in Thousands Except Share Amounts)

Fiscal 2015 Compared with Fiscal 2014

	Fiscal Year Ended		Increase/ (Decrease)
	March 31, 2015	March 31, 2014	$	%
Products	$68,902	$62,234	$6,668	10.7%
Services	20,880	23,699	(2,819)	(11.9)
Net sales	89,782	85,933	3,849	4.5
Products	43,639	39,650	3,989	10.1
Services	11,279	15,152	(3,873)	(25.6)
Cost of sales	54,918	54,802	116	0.2
Gross profit	34,864	31,131	3,733	12.0
As a % of net sales	38.8%	36.2%	N/A	2.6	%Pt.
Selling, general, and administrative expenses	15,352	13,880	1,472	10.6
Engineering expense-net	6,607	8,162	(1,555)	(19.1)
Operating income	12,905	9,089	3,816	42.0
Interest expense	32	49	(17)	(34.7)
Other (income) expense-net	(1,611)	89	1,700	1,910.1
Income tax (benefit) provision	(423)	3,310	(3,733)	(112.8)
Effective tax rate	(3.0)%	37.0%	N/A	(40.0)	%Pt.
Net income	$14,907	$5,641	$9,266	164.3%

Net Sales. Fiscal 2015 net sales of $89,782 increased by $3,849, or 4.5%, from net sales of $85,933 in fiscal 2014.

Product sales in fiscal 2015 were $68,902, an increase of $6,668 or 10.7%, from $62,234 in the prior fiscal year. The increase is primarily due to higher new equipment winch volume to Airbus and higher spare parts volume to the U.S. Government and to foreign governments.

Service sales in fiscal 2015 were $20,880, a decrease of $2,819, or 11.9%, from $23,699 in the prior fiscal year due to lower overhaul & repair volume to the U.S. Government partly offset by higher overhaul & repair volume to foreign governments.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2015 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year; we believe fiscal 2016 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $43,639 in the fiscal 2015 were 10.1% higher than the prior fiscal year period primarily due to the increased new equipment volume. Cost of services provided of $11,279 in the fiscal 2015 were $3,873 lower than fiscal 2014 due to lower overhaul & repair volume and lower engineering volume.

Gross profit. Gross profit of $34,864 in the fiscal 2015 was $3,733, or 12.0% higher than fiscal 2014. Gross profit dollars improved primarily from higher volume and margin of spare part sales and an improvement in engineering profitability. As a percent of sales, the gross profit margin was 38.8% for the fiscal 2015 compared with 36.2% for the prior fiscal year. Gross profit as a percent of sales improved primarily due to higher margins on spare part sales, overhaul & repair, and billable engineering. Prior fiscal year gross profit was impacted negatively by $1,033 related to the termination of a spare parts distributor.

Operating Expenses. Total operating expenses were $21,959, or 24.5% of net sales, for fiscal 2015 compared with $22,042, or 25.7% of net sales, in the prior fiscal year. Selling, general and administrative “(SG&A”) expense were $15,352 in the fiscal 2015 compared with $13,880 in fiscal 2014, an increase of $1,472 partly explained by the significant reduction of the environmental liability experienced in the fiscal 2014 first quarter of $1,207 recorded for the previously-owned property in Wyoming, Illinois. A reduction of $412 in environmental liability was also recorded in the fiscal 2015 first quarter following the approval of the final remedial action plan for a portion of the Federal Labs Saltsburg, Pennsylvania site. Higher SG&A costs were also incurred as a result of executive transition costs of $678, and $240 in fiscal 2015 and fiscal 2014, respectively. Excluding for both fiscal years the benefits from the environmental reserve reduction and the executive transition cost, SG&A expense increased by $239. As a percent of sales, SG&A expense was 17.1% (16.8% excluding the environmental reserve reduction benefit and executive transition costs) in the fiscal 2015 versus 16.2% in the last fiscal year (17.3% excluding the environmental reserve reduction benefit and executive transition costs).

($ in Thousands Except Share Amounts)

Engineering expenses were $6,607 in fiscal 2015 compared with $8,162 in fiscal 2014. The decrease primarily resulted from lower expenses incurred for development programs, partly off-set by expenses incurred of $288 for an internal re-organization in fiscal year 2015.

Other (Income) expense-net. Other income was $1,611 for fiscal 2015 versus other expense of $89 for last fiscal year. Fiscal 2015 other income primarily represents a refund received from a real estate property tax review and assessment reduction for the Glen Head, New York property of $1,224 (classified on the consolidated balance sheets as an asset for sale) and a $503 gain realized on the sale of a property located in Irvington, New Jersey which had a zero book value and was previously operated by one of our predecessor affiliates not used in our operations.

Income tax (benefit) provision. Income tax benefit was $423 in fiscal 2015 versus a provision of $3,310 in fiscal 2014. The income tax benefit in fiscal 2015 is the result of recording a research & development tax credit of $6,293. This tax credit is related to qualifying research & development expenses incurred during fiscal 2001 through fiscal 2015. Our effective tax rate decreased to (3.0) % in fiscal 2015 from 37.0% in fiscal 2014. Excluding the research & development tax credit, our effective tax rate would have been 32.9%. Income taxes and income tax rates are discussed further in Note 5 of the “Notes to Consolidated Financial Statements” contained elsewhere in this report.

Net Income. Net income was $14,907 or $1.50 per diluted share, in fiscal 2015 compared with $5,641 or $0.58 per diluted share, in fiscal 2014.  The improvement in net income was mainly due to higher volume and margins of spare sales, lower engineering expenses, a property tax refund on the Glen Head, New York property, the gain realized on the sale of an un-occupied property located in Irvington, New Jersey and the impact on the effective tax rate of a research & development tax credit. Excluding the impact on the effective tax rate of the research & development tax credit, the executive transition costs, the environmental reserve reduction, the internal re-organization costs, the real estate tax refund and the gain realized on the sale of the property, net income for fiscal 2015 would have been $8,926 or $0.90 per diluted share. Excluding the gross profit reduction associated with the termination of a distributor, the environmental reserve reduction, and the executive transition costs, net income in fiscal 2014, would have been $5,681, or $0.58 per diluted share.  A reconciliation of net income for excluded items is presented under Non-U.S. GAAP Financial Measures.

New Orders. New products and services orders received during the twelve month period ended March 31, 2015 decreased by 11.5% to $79,874 compared with $90,295 during the twelve month period ended March 31, 2014. The orders received during last fiscal year included $7,140 of net increased pricing and contract scope for the Airbus A400M military transport aircraft.

Backlog. Backlog at March 31, 2015 was $109,556 compared with $119,464 at March 31, 2014 as shipments exceeded new orders by $9,908. New orders are discussed in “New Orders” above. The backlog at March 31, 2015 and 2014 includes approximately $63,394 and $70,853, respectively, for the Airbus A400M military transport aircraft which commenced shipping in the third quarter of fiscal 2014.

We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $52,282 at March 31, 2015 is scheduled for shipment during fiscal 2016.

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

A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.9 for fiscal 2015 and 1.1 for fiscal 2014.

($ in Thousands Except Share Amounts)

Fiscal 2014 Compared with Fiscal 2013

	Fiscal Year Ended		Increase/ (Decrease)
	March 31, 2014	March 31, 2013	$	%
Products	$62,234	$59,765	$2,469	4.1%
Services	23,699	20,191	3,508	17.4
Net sales	85,933	79,956	5,977	7.5
Products	39,650	34,255	5,395	15.7
Services	15,152	12,888	2,264	17.6
Cost of sales	54,802	47,143	7,659	16.2
Gross profit	31,131	32,813	(1,682)	(5.1)
As a % of net sales	36.2%	41.0%	N/A	(4.8	)%Pt.
Selling, general, and administrative expenses	13,880	15,246	(1,366)	(9.0)
Engineering expense	8,162	9,377	(1,215)	(13.0)
Operating income	9,089	8,190	899	11.0
Interest expense	49	227	(178)	(78.4)
Other expense-net	89	93	(4)	(0.1)
Income tax provision	3,310	3,794	(484)	(12.8)
Effective tax rate	37.0%	48.2%	N/A	(11.2)	%Pt.
Net income	$5,641	$4,076	$1,565	38.4%

Net Sales. Fiscal 2014 net sales of $85,933 increased by $5,977, or 7.5%, from net sales of $79,956 in fiscal 2013.

Product sales in fiscal 2014 were $62,234, an increase of $2,469, or 4.1%, from $59,765 in fiscal 2013. The increase was primarily due to higher new equipment volume for hoists & winches to international OEMs, as we began shipping product for the Airbus A400M in the third quarter of the 2014 fiscal year. This was partly offset by lower spare parts revenue due to terminating the services of a distributor which resulted in sales returns totaling $1,538 of spare parts.

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

Cost of Sales. Products cost of sales of $39,650 in fiscal 2014 increased 15.7% from $34,255 in the prior fiscal year primarily due to greater new equipment sales.  Services costs of sales of $15,152 in fiscal 2014 were $2,264 above the prior fiscal year due to greater billable engineering services costs and to higher O&R volume.

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

SG&A expenses were $13,880 in fiscal 2014 compared with $15,246 in fiscal 2013, a decrease of $1,366. The decrease was primarily due to the environmental liability reduction in the fiscal first quarter and other general reductions.  Lower general and administrative

($ in Thousands Except Share Amounts)

costs were partly offset by spending investments in customer service and marketing and higher medical benefits costs.  As a percent of sales, SG&A was 16.2% in fiscal 2014 versus 19.1% in fiscal 2013. The environmental liability reduction accounted for 1.4% of sales.

Engineering expenses were $8,162 in fiscal 2014 compared with $9,377 in fiscal 2013. The $1,215 decrease was due to lower spending on product programs that are nearing the end of their development stage of certain programs.

Interest Expense. Interest expense was $49 in fiscal 2014 versus $227 in fiscal 2013.  Prior-year interest included expensing deferred debt acquisition costs after pre-paying our term loan early in fiscal 2013.

Other Expense-net. Other expense was $89 in fiscal 2014 versus $93 in fiscal 2013, and mainly represents operating expenses related to the Glen Head, New York property, classified on the consolidated balance sheets as an asset for sale.

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

Orders for new equipment increased by $13,174. Significant orders received in fiscal 2014 included $7,140 of net increased pricing and contract scope for the Airbus A400M military transport aircraft and hoist and winch sales for international customers.

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

Our liquidity requirements depend on a number of factors, many of which are beyond our control, including the timing of production under contracts with the U.S. Government. Our working capital needs fluctuate between periods as a result of changes in program status and the timing of payments by program. Additionally, because sales are generally made on the basis of individual purchase orders, liquidity requirements vary based on the timing and volume of orders. Based on cash on hand, future cash expected to be generated from operations, and the Revolving Credit Facility, we expect to have sufficient cash to meet liquidity requirements for the next twelve months and foreseeable future.

($ in Thousands Except Share Amounts)

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

We are involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several of our former parent company’s facilities that were never required for our current operations. In fiscal 2016, we anticipate spending approximately $2,387 on environmental characterization and remediation costs. These costs will be charged against our environmental liability reserve and will not impact income.

Fiscal 2015 compared to Fiscal 2014

Our cash was $22,806 on March 31, 2015, compared with $6,021 on March 31, 2014, an increase of $16,785. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $16,901.

Cash flows provided by operating activities during fiscal 2015 was $16,901 and was primarily the result of current year net income of $14,907, depreciation and amortization of $2,050, stock based compensation of $1,043, a decrease in accounts receivable of $1,492 and an increase in accrued income taxes of $2,566. This was partially offset by a $3,175 increase in deferred taxes due to the recording of the research & development tax credit, a decrease in accounts payable of $921 and a decrease in other liabilities of $1,342, mainly from environmental reserves.

Cash flows used in investing activities in fiscal 2015 was $778, and was used for capital expenditures of $735 mainly for production testing, barcoding equipment, and office furniture. Spending for capitalized qualification units was $43 versus $1,520 last year as we have made progress on our qualification testing activities.

Cash flows provided by financing activities during fiscal 2015 were $662, and reflects cash received from the exercise of stock options.

Fiscal 2014 compared to Fiscal 2013

Our cash was $6,021 on March 31, 2014, compared with $6,688 on March 31, 2013, a decrease of $667.

Cash flows provided by operating activities during fiscal 2014 was $971 and was primarily the result of  fiscal 2014 net income of $5,641, depreciation & amortization of $ 1,699, stock based compensation of $672, a decrease in deferred taxes of $ 2,127 and an increase in accounts payable of $1,916. This was partially offset by an $8,267 increase in accounts receivable due to higher fourth quarter sales, a $1,119 increase in inventory, and a decrease in other liabilities of $2,980, mainly due to reductions in the environmental reserves.

Cash flows used in investing activities in fiscal 2014 was $2,517, and was used for capital expenditures of $997 primarily for production test equipment and trade show equipment. Spending for capitalized qualification units was $1,520.

Cash flows provided by financing activities during fiscal 2014 were $879, primarily from cash received for the exercise of stock options.

Other Fiscal 2015 Information

Net working capital at March 31, 2015 was $56,474 versus $39,708 at March 31, 2014, an increase of $16,766.  The ratio of current assets to current liabilities was 4.1:1.0 at March 31, 2015 compared with 3.5:1.0 at the beginning of fiscal 2015. The increased working capital primarily resulted from increased cash of $16,785.

Accounts receivable days outstanding were 69 days at March 31, 2015 and 63 days at March 31, 2014. The increase in days is due to customer sales mix and related payment terms. Inventory turnover was 2.5 turns at March 31, 2015 versus 2.4 turns at March 31, 2014. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales, and a twelve month average for accounts receivable and inventory.

($ in Thousands Except Share Amounts)

CONTRACTUAL OBLIGATIONS

The following table summarizes as of March 31, 2015 our known contractual obligations in future fiscal years:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,282	$1,110	$2,190	$1,957	$25
Purchase obligations (a)	—	—	—	—	—
Total	$5,282	$1,110	$2,190	$1,957	$25
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

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At March 31, 2015 and March 31, 2014, the aggregate environmental liability was $9,255 and $10,323, respectively. The liability is classified in other current liabilities and other long-term liabilities on the consolidated balance sheets. Separately, environmental cost-sharing with third parties of approximately $1,554 and $1,918 at March 31, 2015 and March 31, 2014, respectfully, is included in other current assets and other long term assets, net of fees to be paid to a third party relating to this arrangement. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In fiscal 2015 and fiscal 2014, we spent $946 and $1,487, respectively, on environmental costs. We have a detailed plan to manage our environmental exposure on each of our properties. Based on this plan, we anticipate spending approximately $2,387 on environmental matters in fiscal 2016. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

In May 2014, the Pennsylvania Department of Environmental Protection  approved the final remedial action report for a portion of the Fed Labs Saltsburg, Pennsylvania site subject to the 2001 Consent Order and as a result of this approval we believe that no further on-site work is required at this portion of the site. Accordingly, we reduced the environmental reserve by $412 in the first quarter of fiscal 2015, as reflected in SG&A expense. Work is continuing at the remainder of the Fed Labs Saltzburg, Pennsylvania site.

In the fiscal first quarter of 2014, the Illinois Environmental Protection Agency issued a No Further Remediation Letter for our former Wyoming, Illinois site. As a result of this letter, we believe that we have no future obligations with respect to this site. Accordingly, we reduced the remaining environmental liability for this site by $1,207 in the first quarter of fiscal 2014, as reflected in SG&A expense.

In March 2014, we reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under the agreement, which was formally executed in the first quarter of fiscal 2015, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter.  The U.S. Government cost-sharing receivable of $1,152, net of third-party fees increased other current assets and other long term assets by $793 and $359, respectively, on the consolidated balance sheets in March 2014.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships

NON–U.S. GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with Accounting Principles generally accepted in the United States of America (“U.S. GAAP”), we also disclose comparisons to non-U.S. GAAP financial measures including (i) selling, general and administrative expenses (“SG&A”) excluding the benefits from the environmental reserve reduction and executive transition costs (“Adjusted SG&A”), and (ii) net income excluding gross profit impact associated with distributor termination, executive transition costs, environmental reserve reduction, internal re-organization expenses, a real estate tax refund, a gain on the sale of a property, and the impact on the effective tax rate of the research & development tax credit (“Adjusted Net Income”).  The presentation of non-U.S. GAAP financial measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our expenses and operating performance. We believe excluding the costs and benefits from certain transactions not considered by management to be part of the underlying operating business of the Company improves comparability of results among financial periods and the assessment of financial and business trends. It should be noted that the determination of whether to exclude a transaction involves judgment by management.  A reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for the fiscal years ended March 31, 2015 and 2014 is shown in the tables below.  For Adjusted SG&A, please see the disclosure above under Operating Expenses for all the necessary information needed to reconcile Adjusted SG&A to SG&A, the most directly comparable U.S.GAAP measure, for the fiscal years ended March 31, 2015 and 2014.

Non-U.S. GAAP financial measures, including Adjusted Net Income and Adjusted SG&A, should not be viewed in isolation, are not a substitute for U.S. GAAP measures, and have limitations which include but are not limited to, excluding certain disclosed items which we do not consider to be representative of underlying business operations, but which disclosed items represent costs (benefits) to the Company.

A reader may find any one or all of these items important in evaluating our performance. Management compensates for the limitations of using non-U.S. GAAP financial measures by using them only to supplement our U.S. GAAP results to provide a more complete understanding of the factors and trends affecting our business. In evaluating these financial measures, the reader should be aware that we may incur expenses or receive benefits similar to those excluded in this presentation in the future.

($ in Thousands Except Share Amounts)

ADJUSTED NET INCOME RECONCILIATION

	Fiscal Year Ended
	March 31, 2015	March 31, 2014
Income before income taxes	$14,484	$8,951
Gross profit impact associated with the termination of a distributor	—	1,033
Executive transition costs	678	240
Environmental reserve reduction	(412)	(1,207)
Internal re-organization expenses	288	—
Real estate tax refund	(1,224)	—
Gain realized on the sale of a property	(503)	—

Adjusted income before income taxes	13,311	9,017
Income tax provision (a)	4,385	3,336
Adjusted net income	$8,926	$5,681

Adjusted earnings per common share:
Adjusted diluted net income per share	$0.90	$0.58
Weighted-average diluted shares outstanding	9,946,000	9,757,000
(a)

Using the effective tax rate for fiscal 2015 of 32.9% which is the effective tax rate excluding the research & development tax credit, the related valuation allowance and provision for uncertain tax position. Fiscal 2014 uses the effective tax rate of 37.0%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Revolving Credit Facility. At March 31, 2015, we had no borrowings under our Revolving Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250.

($ in Thousands Except Share Amounts)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited the accompanying consolidated balance sheets of Breeze-Eastern Corporation (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended March 31, 2015.  Our audits also included the consolidated financial statement schedule as of and for the years listed in the index at Item 15(a)2 on page 56. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Breeze-Eastern Corporation as of March 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Breeze-Eastern Corporation’s internal control over financial reporting as of March 31, 2015, based on the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum llp

Marcum llp

Bala Cynwyd, PA

May 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

Breeze-Eastern Corporation

We have audited Breeze-Eastern Corporation's (the “Company”) internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, Breeze-Eastern Corporation maintained, in all material aspects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders’ equity, and the related consolidated financial statement schedule for each of the years in the three-year period ended March 31, 2015 of the Company, and our report dated May 29, 2015 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ Marcum llp

Marcum llp

Bala Cynwyd, PA

May 29, 2015

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	MARCH 31,
ASSETS	2015	2014
CURRENT ASSETS:
Cash	$22,806	$6,021
Accounts receivable (net of allowance for doubtful accounts of $568 and $323 in 2015 and 2014, respectively)	22,334	24,191
Inventories-net	19,427	18,909
Income tax receivable	354	—
Prepaid expenses and other current assets	1,681	1,868
Deferred income taxes	8,139	4,608
Total current assets	74,741	55,597
PROPERTY:
Machinery and equipment	6,022	5,749
Furniture, fixtures and information systems	8,529	8,008
Leasehold improvements	5,709	5,709
Construction in progress	242	301
Total	20,502	19,767
Less accumulated depreciation and amortization	14,804	13,435
Property – net	5,698	6,332
OTHER ASSETS:
Deferred income taxes	3,821	4,197
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	3,533	4,385
Other	4,983	5,080
Total other assets	16,539	17,864
TOTAL	$96,978	$79,793
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	6,521	7,442
Accrued compensation	2,884	2,875
Accrued income taxes	2,924	358
Other current liabilities	5,938	5,214
Total current liabilities	18,267	15,889
LONG-TERM DEBT PAYABLE TO BANKS	—	—
OTHER LONG-TERM LIABILITIES	11,596	13,420
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)	—	—
TOTAL LIABILITIES	29,863	29,309
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,265,707 and 10,148,944 shares in 2015 and 2014, respectively	102	101
Additional paid-in capital	100,454	98,707
Accumulated deficit	(26,437)	(41,344)
Accumulated other comprehensive income	37	3
	74,156	57,467
Less treasury stock, at cost – 450,802 and 445,067 shares in 2015 and 2014, respectively	(7,041)	(6,983)
Total stockholders’ equity	67,115	50,484
TOTAL	$96,978	$79,793

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share Amounts)

	Years ended March 31,
	2015	2014	2013
Net sales	$89,782	$85,933	$79,956
Cost of sales	54,918	54,802	47,143
Gross profit	34,864	31,131	32,813
Selling, general and administrative expenses	15,352	13,880	15,246
Engineering expense	6,607	8,162	9,377
Operating income	12,905	9,089	8,190
Interest expense	32	49	227
Other (income) expense – net	(1,611)	89	93
Income before income taxes	14,484	8,951	7,870
Income tax (benefit) provision	(423)	3,310	3,794
Net income	$14,907	$5,641	$4,076
Earnings per common share:
Basic net income per share:	$1.52	$0.58	$0.43
Diluted net income per share:	$1.50	$0.58	$0.43
Weighted-average basic shares outstanding	9,778,000	9,643,000	9,511,000
Weighted-average diluted shares outstanding	9,946,000	9,757,000	9,573,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Years ended March 31,
	2015	2014	2013
Net income	$14,907	$5,641	$4,076
Other comprehensive income (loss):
Change in funded status of the defined benefit post retirement plan, net of taxes	34	187	(110)
Comprehensive income	$14,941	$5,828	$3,966

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$14,907	$5,641	$4,076
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of engineering project development qualification units	82	399	398
Shipped qualification assets	142	747	124
Depreciation and amortization	2,050	1,699	1,475
Non-cash interest expense	290	333	393
Stock based compensation	1,043	672	813
Provision for losses on accounts receivable	365	31	17
Deferred taxes-net	(3,175)	2,127	2,462
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	1,492	(8,267)	3,431
(Increase) decrease in inventories	(518)	(1,119)	(3,816)
(Increase) decrease in other assets	(80)	(228)	(597)
Increase (decrease) in accounts payable	(921)	1,916	(253)
Increase (decrease) in accrued income taxes	2,566	(383)	398
Increase (decrease) in other liabilities	(1,342)	(2,597)	(1,427)
Net cash provided by operating activities	16,901	971	7,494
Cash flows from investing activities:
Capital expenditures	(735)	(997)	(458)
Capitalized qualification units and pre-qualification assets	(43)	(1,520)	(2,513)
Net cash used in investing activities	(778)	(2,517)	(2,971)
Cash flows from financing activities:
Payments on long-term debt	—	—	(10,679)
Payment of debt issue costs	—	(33)	—
Exercise of stock options	662	912	161
Net cash provided by (used in) financing activities	662	879	(10,518)
Increase (decrease) in cash	16,785	(667)	(5,995)
Cash at beginning of year	6,021	6,688	12,683
Cash at end of year	$22,806	$6,021	$6,688
Supplemental information:
Interest payments	$25	$39	$92
Income tax payments	270	1,909	806
Non-cash financing activity for stock option exercise	—	—	122

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands, Except Share Amounts)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive Income
	Shares	Amount	Shares	Amount	Capital	Deficit	(Loss)	Total
BALANCE, MARCH 31, 2012	9,916,855	$99	(426,704)	$(6,831)	$96,019	$(51,061)	$(74)	$38,152
Net income	—	—	—	—	—	4,076	—	4,076
Issuance of stock under stock option plan	46,411	1	(14,739)	(123)	281	—	—	159
Issuance of stock under compensation and bonus plan	23,934	—	(2,235)	(18)	—	—	—	(18)
Stock based compensation expense	—	—	—	—	813	—	—	813
Other comprehensive loss	—	—	—	—	—	—	(110)	(110)
BALANCE, MARCH 31, 2013	9,987,200	100	(443,678)	(6,972)	97,113	(46,985)	(184)	43,072
Net income	—	—	—	—	—	5,641	—	5,641
Issuance of stock under stock option plan	130,548	1	—	—	911	—	—	912
Issuance of stock under compensation and bonus plan	31,196	—	(1,389)	(11)	11	—	—	—
Stock based compensation expense	—	—	—	—	672	—	—	672
Other comprehensive income	—	—	—	—	—	—	187	187
BALANCE, MARCH 31, 2014	10,148,944	101	(445,067)	(6,983)	98,707	(41,344)	3	50,484
Net income	—	—	—	—	—	14,907	—	14,907
Issuance of stock under stock option plan	88,833	1	—	—	661	—	—	662
Issuance of stock under compensation and bonus plan	27,930	—	(5,735)	(58)	43	—	—	(15)
Stock based compensation expense	—	—	—	—	1,043	—	—	1,043
Other comprehensive income	—	—	—	—	—	—	34	34
BALANCE, MARCH 31, 2015	10,265,707	$102	(450,802)	$(7,041)	$100,454	$(26,437)	$37	$67,115

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business – Breeze-Eastern Corporation (the “Company”) has one manufacturing facility, and one product development facility, both located in the United States. The Company designs, develops, manufactures, sells, and services a complete line of sophisticated lifting and restraining products, principally mission-critical helicopter rescue hoist and cargo hook systems, winches, and hoists for aircraft and weapons handling systems.

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

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires the Company to make estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon the information available to the Company at the time they are made. These estimates, judgments, and assumptions are based on historical experience and information that is available to management about current events and actions the Company may take in the future. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Significant items subject to estimates, judgments, and assumptions include estimated revenue from unpriced change orders and costs to complete used to assess potential losses on contracts, the carrying value of long-lived assets; valuation allowances for receivables, inventories, and deferred tax assets; environmental liabilities; litigation contingencies; and obligations related to employee benefit plans. To the extent there are material differences between these estimates, judgments, and assumptions and actual results, the Company’s consolidated financial statements will be affected.

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

Property and Related Depreciation – Property is recorded at cost. Provisions for depreciation are made on a straight-line basis over the estimated useful lives of depreciable assets. Depreciation expense for the years ended March 31, 2015, 2014, and 2013 was $1,369, $1,351, and $1,392, respectively.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Average useful lives for property are as follows:

Machinery and equipment	3 to 10 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years
Leasehold improvements	10 years

The Company classified as real estate held for sale, on the consolidated balance sheets, a property currently under sales contract located in Glen Head, New York. The parties are obligated to close under the sales contract upon receipt of the final governmental approvals, and the Company must provide the buyer with a funded remediation plan and environmental insurance at closing. The net sale proceeds are expected to be $3,800. See Note 13 for a discussion of environmental matters related to this site.

Impairment of Goodwill and Other Long-Lived Assets – Long-lived assets and certain identifiable intangibles to be held and used are reviewed by the Company for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment reviews for goodwill are performed by comparing the fair value to the reported carrying amount. If the carrying amount exceeds fair value, an impairment loss is recognized. Fair value is determined using quoted market prices when available or present value techniques. At March 31, 2015, the Company tested its goodwill for impairment and determined that it did not have an impairment.

Qualification Units and Analysis of Contract Profitability –The Company capitalizes as intangible assets engineering qualification units, which are pre-production product units that are tested as part of qualifying production units for use on an aircraft. Prior to qualification testing, the pre-qualification assets (materials and external testing costs) are also classified with qualification units. Engineering qualification units are ultimately expensed, as the Company amortizes qualification unit costs to expense over future equipment unit shipments. Qualification unit amortization for the years ended March 31, 2015, 2014, and 2013 was $671, $339, and $73, respectively.

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

During fiscal 2015, the Company had no impairment of qualification units that became technically obsolete. During fiscal 2014 and fiscal 2013, the Company expensed $399 and $106 respectively, of costs for impairment of qualification units that became technically obsolete. These amounts are included in operating expenses on the consolidated statements of operations.

Secondly, the Company analyzes contracts to assess their profitability, comparing undiscounted future cash flows of existing and anticipated production contracts to the ultimate cost of production and development, including qualification units and pre-qualification assets. If the test indicates a contract was not going to produce sufficient profits to cover the cost of qualification units and pre-qualification assets, these assets would become impaired (Level 3 valuation see Note 7). This impairment loss would reduce the carrying amount of the related assets and the Company would accrue any additional losses on the contract.

In assessing anticipated production contracts, the Company evaluates undiscounted future cash flows that may include revenue from anticipated price increases of un-priced change orders. These revenues are included when price recovery is probable, which is generally based on the likelihood that the customer will qualify the unit for production, and the related production costs are identifiable and reasonable. The Company may also estimate the number of production units and estimated costs to complete in continuing long-term production for delivery under existing or anticipated contracts.

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows:

	2015	2014	2013
Basic earnings per common share:
Weighted-average common shares outstanding	9,778,000	9,643,000	9,511,000
Diluted earnings per common share:
Weighted-average common shares outstanding	9,778,000	9,643,000	9,511,000
Stock options	168,000	114,000	62,000
Denominator for diluted earnings per common share	9,946,000	9,757,000	9,573,000

During the years ended March 31, 2015, 2014 and 2013, options to purchase 313,500 shares, 169,000 shares and 733,000 shares of common stock, respectively, were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares.

Product Warranty Costs – Equipment has a one to three year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs included in the accompanying Consolidated Balance Sheets as of March 31, 2015 and 2014 are summarized as follows:

Balance at March 31, 2013	$221
Warranty costs incurred	(202)
Change in estimate to pre-existing warranties	—
Product warranty accrual	265
Balance at March 31, 2014	284
Warranty costs incurred	(132)
Change in estimate to pre-existing warranties	—
Product warranty accrual	185
Balance at March 31, 2015	$337

Research, Development, and Engineering Costs – Research and development costs, which are charged to engineering expense when incurred, amounted to $5,344, $6,916, and $7,664 for the years ended March 31, 2015, 2014, and 2013, respectively.

Shipping and Handling Costs – Costs for shipping and handling incurred by the Company for third party shippers are included in selling, general and administrative expense. These expenses for the years ended March 31, 2015, 2014 and 2013 were $267, $266, and $202, respectively.

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

Stock-Based Compensation – See Note 9.

New Accounting Standards – In April, 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.

For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016.Early adoption of the amendments is permitted for financial statements that have not been previously issued.

The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. This ASU also supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts. In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles—Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement (including the constraint on revenue) in this ASU.

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

For a public entity, the amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 (FASB is currently considering delaying the effective date), including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period 2. Retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. The Company is currently considering the impact that the adoption of this guidance will have on the Company’s financial position, results of operations, or cash flows.

2. INVENTORIES

Inventories at March 31 consisted of the following:

	2015	2014
Finished goods	$1,040	$2,751
Work in process	7,515	5,932
Purchased and manufactured parts	13,418	13,155
	21,973	21,838
Reserve for slow moving and obsolescence	(2,546)	(2,929)
Total	$19,427	$18,909

Notes to Consolidated Financial Statements

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

3. OTHER ASSETS

Other assets at March 31 consisted of the following:

	2015	2014
Obligation due from divestiture (a)	$3,032	$3,479
Environmental receivable-net	1,144	1,033
Other	807	568
Total	$4,983	$5,080
(a)	Obligation due from divestiture represents the indemnification in favor of the Company relative to a pension plan for a discontinued operation in Germany. (See Note 10).

4. OTHER CURRENT LIABILITIES

Other current liabilities at March 31 consisted of the following:

	2015	2014
Engineering project reserves	$1,688	$1,530
Environmental reserves-Note 13	2,387	1,673
Accrued medical benefits cost	389	621
Accrued commissions	560	618
Other	914	772
Total	$5,938	$5,214

5. INCOME TAXES

The provision for income taxes is summarized below:

	2015	2014	2013
Current expense:
Federal	$2,692	$893	$1,080
State	39	175	333
Total current income tax expense	2,731	1,068	1,413
Deferred	(4,432)	2,560	2,063
Change in valuation allowance	1,278	(318)	318
Total deferred income tax expense	(3,154)	2,242	2,381
Total income tax expense	$(423)	$3,310	$3,794

The consolidated effective tax rates differ from the federal statutory rates as follows:

	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes after federal income tax	0.4	5.0	9.3
Valuation allowance	5.7	(2.3)	2.6
Accounting for Stock Options	2.1	1.9	2.7
Research & Development credit	(43.5)	—	—
Uncertain tax position expense	1.9	—	—
Other	(4.6)	(2.6)	(1.4)
Consolidated effective tax rate	(3.0)%	37.0%	48.2%

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The following is an analysis of accumulated deferred income taxes:

	2015	2014
Assets:
Current:
Bad debts	$178	$127
Employee benefit accruals	102	251
Environmental reserves	864	(125)
Inventory	1,353	1,158
State taxes	1,699	1,812
Alternative minimum tax credit carryforward	518	130
Research & Development credit	2,717	—
Warranty	122	—
Valuation allowance	(453)	—
Other	1,039	1,255
Total current	8,139	4,608
Noncurrent:
Bad debts	1,062	1,062
Employee benefit accruals	228	396
Environmental reserves	2,648	3,352
Inventory	(356)	—
Research & Development credit	1,669	—
Property	(340)	(348)
Valuation allowance	(1,090)	(265)
Total noncurrent	3,821	4,197
Total net assets	$11,960	$8,805

The Company has an Alternative Minimum Tax Credit of approximately $518 and is available to reduce future federal taxes. In addition, the Company has Research & Development tax credit carryforward at the federal and state level of $2,620 and $1,767 respectively that is available to reduce federal and state taxes. A valuation allowance of $1,543 exists relating to the state tax credits and other items, as it is management’s belief that it is more likely than not that a portion of these deferred assets are not realizable.

In fiscal 2014 the Company’s effective tax rate decreased primarily due to a reduction of state deferred taxes and the impact from various state tax rate adjustments. In fiscal 2015, the Company’s effective tax rate was reduced primarily as a result of the research & development tax credit. A valuation allowance was also recorded in fiscal 2015 of $1,278 relating to state tax carryforwards that have been determined to be not more likely than not realizable.

The Company performed a qualitative and quantitative analysis of the available federal and state research and development tax credit in order to determine the amount of previously unclaimed credits. The Company recorded a net benefit associated with recognition of the federal and state research and experimental tax credit of $6,293, as reflected in the current fiscal year income tax benefit. With the recognition of the benefit, the Company also recorded a liability relating to uncertain tax positions of $255.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance April 1	—	—	—
Increase based on tax positions taken during a prior tax period	(249)	—	—
Increase based on tax positions taken during the current tax period	(43)	—	—
Balance March 31	(292)	—	—

At March 31, 2015, the Company does not expect the liability for uncertain tax positions to change in the next twelve months. The entire amount would be a benefit to the tax expense in the period in which the liability is reduced.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The Company is subject to taxation in the United States and various states and foreign jurisdictions. The Company’s tax years for fiscal 2012 through the present are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for years before fiscal 2012.

The Company policy is to recognize interest and penalties, related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of operations. Accrued interest and penalties, if incurred, are included within the related tax liability line in the consolidated balance sheets. During 2015, we recognized a net after tax expense in the income statement related to interest of approximately $14. We had approximately $14 (after-tax) for the payment of interest accrued in the consolidated balance sheets as of March 31, 2015.

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

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of March 31, 2015, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During fiscal 2015, the Revolving Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of March 31, 2015, there were no outstanding borrowings under the Facility, $702 in outstanding (standby) letters of credit, and $19,298 in unsecured revolving line of credit availability. At March 31, 2015, the Company was in compliance with the covenant provisions of the Facility.

Amortization of loan origination fees on the Revolving Credit Facility and the Former Senior Credit Facility (see below) amounted to $11, $19, and $150 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, and is included in interest expense.

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

8. OTHER LONG-TERM LIABILITIES

Other liabilities at March 31 consisted of the following:

	2015	2014
Environmental reserves-Note 13	$6,868	$8,650
Obligation from divestiture (a)	3,032	3,479
Other	1,696	1,291
Total	$11,596	$13,420
(a)	Obligation from divestiture represents the legal liability of the Company relative to a pension plan for a discontinued operation. (See Note 10).

9. STOCK-BASED COMPENSATION

The Company follows guidance issued by ASC 718, “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for each of the periods ended March 31, 2015, 2014, and 2013, includes $699, $424, and $446, respectively, net of tax (using the effective tax rate excluding the impact of the research & development tax credit), of stock-based compensation expense. Stock-based compensation expense is recorded in selling, general and administrative expense. Additional compensation cost will be recognized as new options are awarded. The Company has not made any material modifications to its stock-based compensation plans.

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

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 55,000 of the total 440,000 options granted in fiscal 2015, 19,000 of the total 158,000 options granted in fiscal 2014, and 77,000 of the total 551,000 options granted in fiscal 2013. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2015 was $4.61, $3.85, and $3.72, and in fiscal 2014 was $3.03 and $3.01. In fiscal 2013, the Black-Scholes weighted average values per option granted were $3.05, $3.02, $3.02 and $2.82.  Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections.

The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2015 $3.85 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2015 $3.72 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2014 $3.03 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2014 $3.01 value per option	0.0%	31.2%	1.3%	7.0	0.0%
2013 $3.05 value per option	0.0%	34.0%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	35.5%	1.2%	7.0	0.0%
2013 $3.02 value per option	0.0%	34.9%	1.1%	7.0	0.0%

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2013 $2.82 value per option	0.0%	30.9%	1.3%	7.0	0.0%

The remaining 385,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05, $2.49, and $2.49. The remaining 139,000 options granted in fiscal 2014 had a weighted-average value per option of $1.90 and $1.71. The remaining 474,000 options granted in fiscal 2013 had a weighted-average value per option of $1.86, $1.75, and $1.75 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options.

The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2015 $3.05 value per option	2015 $2.49 value per option	2015 $2.49 value per option	2014 $1.90 value per option	2014 $1.71 value per option	2013 $1.86 value per option	2013 $1.75 value per option	2013 $1.75 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	32.3%	33.7%	33.7%	34.9%	34.9%	34.0%	34.9%	30.1%
Risk-free interest rate	2.6%	2.5%	2.5%	1.9%	1.9%	1.8%	1.1%	1.3%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.4%	1.2%	1.2%	1.1%	1.8%	0.2%	0.2%	0.2%
Suboptimal behavior factor	1.6	1.6	1.6	1.7	1.7	1.9	1.9	1.9

The following table summarizes stock option activity under all plans:

	Number Of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2012	759,577	$800	7	$8.17
Granted	551,000	—	10	$8.07
Exercised	(46,411)	$35	—	$6.07
Canceled or expired	(32,668)	—	—	$8.51
Outstanding at March 31, 2013	1,231,498	$720	7	$8.20
Granted	158,000	—	10	$8.58
Exercised	(130,548)	$253	—	$6.98
Canceled or expired	(407,785)	—	—	$8.84
Outstanding at March 31, 2014	851,165	$1,516	8	$8.15
Granted	440,000	—	10	$11.45
Exercised	(88,833)	$339	—	$7.46
Canceled or expired	(46,333)	—	—	$8.20
Outstanding at March 31, 2015	1,155,999	$1,480	8	$9.26
Options exercisable at March 31, 2015	597,000	$1,143	7	$8.60
Unvested options expected to become exercisable after March 31, 2015	558,999	$391	9	$10.23
Shares available for future option grants at March 31, 2015 (a)	281,376
(a)	May be decreased by restricted stock grants.

There were 440,000 and 158,000 options granted during fiscal 2015 and fiscal 2014, respectively. The weighted average grant date fair value of options issued during the year ended March 31, 2015 and 2014 was $11.45 and $8.58, respectively.

Cash received from stock option exercises during the fiscal 2015 and fiscal 2014 were approximately $662 and $912, respectively. The aggregate intrinsic value of options exercised during fiscal 2015 was approximately $339. The intrinsic value of stock options is

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2015.

During fiscal 2015, 2014, and 2013, compensation expense associated with stock options was $820, $468, and $626, respectively, before taxes of $270, $173 and $283, respectively, and was recorded in selling, general, and administrative expense. As of March 31, 2015, there was approximately $867 of unrecognized compensation cost related to stock options granted but not yet vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all plans is as follows:

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2012	21,094	$8.54
Granted	23,934	$7.52
Vested	(20,903)	$8.56
Cancelled	—	$—
Non-vested at March 31, 2013	24,125	$7.51
Granted	31,196	$8.91
Vested	(24,125)	$7.51
Cancelled	(1,389)	$8.35
Non-vested at March 31, 2014	29,807	$8.93
Granted	27,930	$10.07
Vested	(22,924)	$9.11
Cancelled	(4,649)	$9.24
Non-vested at March 31, 2015	30,164	$8.81

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During fiscal 2015, 2014, and 2013, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $223, $204, and $187, respectively, before taxes of $73, $76, and $84, respectively. As of March 31, 2015, there was approximately $168 of unrecognized compensation cost related to non-vested restricted stock awards. This cost is expected to be recognized over a period of approximately one year.

10. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $749, $824, and $741 in 2015, 2014, and 2013, respectively.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The Company provides postretirement benefits to certain union employees from a previous plan that existed a number of years ago. The primary cost is for 6 people with medical benefits. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”) sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded Pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company and its subsidiary, the Selling Company, whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,032 and $3,479 as of March 31, 2015 and 2014, respectively. See Notes 3 and 8. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The following table sets forth the Pension Plan’s funded status and amounts recognized related to the Pension Plan and the postretirement benefit plan in the consolidated financial statements as of March 31:

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$674	$948	$3,479	$3,266
Service cost	—	—	—	—
Interest cost	23	30	108	115
Actuarial (gain)/loss	(54)	(271)	500	153
Foreign currency exchange rate changes	—	—	(783)	236
Benefits paid	(25)	(33)	(272)	(291)
Benefit obligation at end of year	618	674	3,032	3,479
Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contributions	25	33	—	—
Benefits paid	(25)	(33)	—	—
Fair value of plan assets at end of year	—	—	—	—
Under funded status at end of year	$(618)	$(674)	$(3,032)	$(3,479)

Amounts recognized in the consolidated balance sheets consist of:

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
Current liabilities	$60	$82	$—	$—
Noncurrent liabilities	558	592	3,032	3,479
Total Liabilities	$618	$674	$3,032	$3,479

Amounts recognized in accumulated other comprehensive income consist of:

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
Net (income) loss	$(38)	$16	$—	$—

The accumulated benefit obligation for the postretirement benefit plan was $618 and $674 at March 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

The following table provides the components of the net periodic benefit cost:

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
Net periodic benefit cost
Interest cost	$23	$30	$108	$115
Amortization of net loss	—	30	—	—
Total net periodic benefit cost	$23	$60	$108	$115

The estimated net loss, prior service cost, and transition obligation for the postretirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0, $0, and $0, respectively.

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
(Decrease) increase in minimum liability included in accumulated other comprehensive income	$(38)	$16	$—	$—

Weighted-average assumptions used to determine benefit obligations at March 31:

	Postretirement Benefits		Pension Plan
	2015	2014	2015	2014
Discount rate	3.1%	3.6%	3.5%	3.5%

Assumed health care cost trend rates for the postretirement benefit plan at March 31:

	2015	2014
Health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2025	2024

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the postretirement benefit plan:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$2	$2
Effect on postretirement benefit obligation	$58	$48

The Company expects to contribute $18 to its postretirement benefit plan in fiscal 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Postretirement Benefits	Pension Plan
2016	$61	$235
2017	57	229
2018	54	220
2019	51	213
2020	48	205
Years 2021-2025	196	901

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

11. CONCENTRATION OF CREDIT RISK

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s consolidated financial statements and are within management’s expectations. As of March 31, 2015, the Company had no other significant concentrations of credit risk.

12. LEASES

The Company conducts all of its current manufacturing business from a leased facility, which lease expires in fiscal 2020. The Company also leases a facility which is used for research and development of new products, which lease expires in fiscal 2021. In addition, the Company leases various office equipment under operating leases, which expire at various dates through fiscal 2020. All operating leases may include renewals and escalations.

The following is a summary of rent expense under operating leases for the years ended March 31:

2015	$1,072
2014	$1,074
2013	$1,113

At March 31, 2015, the Company and its subsidiaries have minimum rental commitments under non-cancelable operating leases as follows:

2016	$1,110
2017	1,100
2018	1,090
2019	1,100
2020	857
Thereafter	25
Total	$5,282

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

At March 31, 2015 and 2014, the aggregate environmental liability was $9,255 and $10,323, respectively, included in other current liabilities and other long term liabilities on the consolidated balance sheets, before cost-sharing of approximately $1,554 and $1,918 at March 31, 2015 and March 31, 2014, respectfully, that is included in other current assets and other long term assets, net of third-party fees. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In fiscal 2015 and fiscal 2014, the Company spent $946 and $1,487, respectively, on environmental costs. These costs were charged against the environmental liability reserve and did not impact net income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at seven locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

years, depending upon the nature of the work, the hazardous substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

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

There are other sites that the Company is monitoring or investigating for potential environmental liability. In some cases, although a loss may be probable, it is not possible at this time to reasonably estimate the amount of any obligation for remediation activities because of uncertainties assessing the extent of the contamination or the applicable regulatory standard.

In addition, and as disclosed below, the Company will where supported by the evidence pursue claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs).

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,167 for the Glen Head site at March 31, 2015. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

The property is classified as “held for sale” for $3,800 after allowing for certain costs. In July 2001, the Company entered into a sales contract for the Glen Head, New York property for $4,000.

The buyer has indicated that its intended plan is to build residential housing on this former industrial site and has been engaged in the lengthy process of securing the necessary governmental approvals. In March 2015, the Company and the buyer entered into an amendment to the sales contract. The amendment provides for a potential reduction in the purchase price from zero  to $1,000 if the final governmental approvals contain certain limitations on the buyer’s ability to implement its intended development plan. The parties are obligated to close under the sales contract upon receipt of the final governmental approvals, and the Company must provide the buyer with a funded remediation plan and environmental insurance at closing. However, the amendment further provides that if the governmental approvals are not secured by December 31, 2017, then at any time after that date either the Company or the buyer may elect to terminate the sales contract. If at any time after December 31, 2017, we terminate the sales contract for convenience, we must return to the buyer an additional liquidated amount of $750.

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

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

In the second quarter of fiscal 2014, the Company and the PaDEP executed a first amendment to the 2003 Consent Order for additional remediation work within the site covered by the 2003 Consent Order. The Company submitted an environmental cleanup plan for this additional remediation work during the second quarter of fiscal 2014.

The Company is administering a settlement, concluded in the first quarter of fiscal 2000, under which the U.S. Government pays 50% of the ongoing direct and indirect environmental costs for a portion of the Federal Labs site subject to the 1999 Consent Order. The U.S. Government cost-sharing receivable, net of third-party fees is included in other current assets and other long term assets on the consolidated balance sheets.

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

In March 2014, the Company reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under the agreement, which was formally executed in the first quarter of fiscal 2015, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter. The U.S. Government cost-sharing receivable, net of third-party fees is included in other current assets and other long term assets on the consolidated balance sheets.

At March 31, 2015, the environmental liability reserve for the Federal Labs site was $4,153. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Wyoming, Illinois

In fiscal 2014, the Company completed implementation of a soil remediation project and provided final investigation and cleanup reports to the Illinois Environmental Protection Agency (“IEPA”) for its formerly-owned property in Wyoming, Illinois. In the fiscal first quarter of 2014, the IEPA issued a No Further Remediation Letter for our former Wyoming, Illinois site. As a result of this letter, we believe that we have no future environmental obligations with respect to this site. Accordingly, the Company reduced during fiscal 2014 the remaining environmental liability for this site by $1,207, reflected in SG&A expense.

There are other properties that have a combined environmental liability of $1,935 at March 31, 2015.

The environmental activity is summarized as follows:

Balance at March 31, 2012	$13,535
Environmental costs incurred	(1,245)
Interest accretion	394
Balance at March 31, 2013	12,684
Environmental costs incurred	(1,487)
Interest accretion	333
Reduction of environmental reserve-Wyoming Illinois	(1,207)
Balance at March 31, 2014	10,323
Environmental costs incurred	(946)
Interest accretion	290
Reduction of environmental reserve- Part of Federal Labs site subject to the 2001 Consent Order	(412)
Balance at March 31, 2015	$9,255

Litigation

Certain other claims, suits, and complaints arising in the ordinary course of business have been filed or are pending against us. We believe, after consultation with legal counsel handling these specific matters, all such matters are reserved for or adequately covered

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

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

Net sales greater than 10% of total revenues derived from one customer are summarized as follows:

	2015	2014	2013
Customer A	$16,777	$25,370	$19,782
Customer B	$14,574	$11,924	$14,764
Customer C	$14,246	*	*
Customer D	$10,394	$11,032	$10,622
*	Represents less than 10% of total revenues.

Amounts derived from one customer greater than 10% of total accounts receivable are summarized as follows:

	2015	2014
Customer 1	$5,340	$4,146
Customer 2	$5,237	*
Customer 3	$3,522	*
Customer 4	*	$2,940
*	Represents less than 10% of total accounts receivable.

Net sales by geographic location of customers are summarized as follows:

Location	2015	2014	2013
United States	$50,732	$48,832	$51,020
Germany	13,020	4,491	216
Italy	5,623	7,500	6,186
England	2,904	3,225	5,420
Spain	2,763	2,466	2,637
Other European countries	3,990	2,154	2,588
Pacific and Far East	6,366	8,888	2,651
Other International	4,384	8,377	9,238
Total	$89,782	$85,933	$79,956

15. SUBSEQUENT EVENTS

Management has evaluated all events occurring through the date that the Consolidated Financial Statements have been issued, and has determined that all such events that are material to the Consolidated Financial Statements have been fully disclosed.

Notes to Consolidated Financial Statements

($ in Thousands Except Share Amounts)

16. UNAUDITED QUARTERLY FINANCIAL DATA

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total
2015
Net sales	$17,919		$17,671		$23,239		$30,953		$89,782
Gross profit	5,566		6,985		9,844		12,469		34,864
Operating income (loss)	(220	) (a)(b)	1,057	(b)(c)	5,195	(b)	6,873		12,905
Net income (loss)	(162)		640		9,044	(d)(e)	5,385	(e)(f)	14,907
Basic earnings (loss) per share:	$(0.02)		$0.07		$0.92		$0.55		$1.52
Diluted earnings (loss) per share:	$(0.02)		$0.06		$0.91		$0.54		$1.50

	First Quarter		Second Quarter		Third Quarter	Fourth Quarter		Total
2014
Net sales	$19,568		$15,464		$22,628	$28,273	(g)	$85,933
Gross profit	6,805		5,413		8,439	10,474	(g)	31,131
Operating income (loss)	2,253	(a)	(305	) (b)	2,725	4,416		9,089
Net income (loss)	1,373		(217)		1,670	2,815		5,641
Basic earnings (loss) per share:	$0.14		$(0.02)		$0.17	$0.29		$0.58
Diluted earnings (loss) per share	$0.14		$(0.02)		$0.17	$0.29		$0.58
(a)	Included in operating income is an environmental benefit of $412 and $1,207 in fiscal 2015 and fiscal 2014, respectively, from the reversal of an environmental reserve. See Note 13.
(b)

Included in operating income in Fiscal 2015 are Executive transition costs of $534, $59 and $85, in the first, second and third quarters, respectively.  Executive transition costs of $240 are included in operating income in fiscal 2014.

(c)	Included in operating income is $288 of internal re-organization costs.
(d)	Included in net income is $1,224 from a refund received from a real estate property tax review and assessment reduction for the Glen Head, New York property.
(e)	Included in net income is a research & development tax credit of $5,020 and $1,273, in the third and fourth quarters, respectively. See Note 5.
(f)

Included in net income is a gain of $503 from the sale of a property located in Irvington, New Jersey, which had a zero book value, was previously operated by one of our predecessor affiliates, and not used in our operations.

(g)	The Company terminated a distributor contract which resulted in sales returns of $1,538 and lowered gross profit by $1,033.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	DISCLOSURE CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e)) as of the end of the period covered by this report pursuant to Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015 using criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Our management has concluded that our internal control over financial reporting was effective as of March 31, 2015. In addition, our independent registered public accounting firm of Marcum LLP has issued an attestation report on our internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed not later than 120 days after March 31, 2015 and is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed not later than 120 days after March 31, 2015 and is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed not later than 120 days after March 31, 2015 and is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed not later than 120 days after March 31, 2015 and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our definitive proxy statement with respect to our 2015 annual meeting of stockholders to be filed not later than 120 days after March 31, 2015 and is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules, and Exhibits:

1. Financial Statements:

Consolidated Balance Sheets at March 31, 2015 and 2014

Consolidated Statements of Operations for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Comprehensive Income for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014, and 2013

Consolidated Statements of Stockholders’ Equity for the years ended March 31, 2015, 2014, and 2013

Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

2. Financial Statement Schedules

Schedule II — Consolidated Valuation and Qualifying Accounts for the years ended March 31, 2015, 2014, and 2013.

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

BREEZE-EASTERN CORPORATION SCHEDULE II

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

FOR YEARS ENDED MARCH 31, 2015, 2014 AND 2013

($ In Thousands)

	Balance	Charged	Charged		Balance
	At	to	to		At
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
2015
Allowances for doubtful accounts	$323	$365	$—	$120	$568
Inventory reserves	2,929	238	—	621	2,546
Environmental reserves	10,323	290	—	1,358	9,255
Allowance for tax loss valuation	265	1,278	—	—	1,543
2014
Allowances for doubtful accounts	$292	$31	$—	$—	$323
Inventory reserves	3,116	291	—	478	2,929
Environmental reserves	12,684	333	—	2,694	10,323
Allowance for tax loss valuation	583	—	—	318	265
2013
Allowances for doubtful accounts	$283	$17	$—	$8	$292
Inventory reserves	2,694	540	—	118	3,116
Environmental reserves	13,535	394	—	1,245	12,684
Allowance for tax loss valuation	265	318	—	—	583

3. Exhibits:

The exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2005)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the SEC on October 13, 2006)

3.3	Certificate of Designation, Rights, Preferences of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K, filed with the SEC on July 19, 2011)

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2008)

3.5	Amendment No. 1 to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K, filed with the SEC on February 2, 2012)

10.1*	1999 Long Term Incentive Plan (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-K for the fiscal year ended March 31, 1999)

10.2*	2004 Long Term Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement for its 2004 annual meeting of stockholders)

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

Exhibit No.	Description

10.14*	2012 Incentive Compensation Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement for its 2012 annual meeting of stockholders)

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

10.18

Revolving Credit Loan Agreement by and among the Company, as Borrower, and Bank of America, N.A., as  Lender dated as of August 26, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed with the SEC on August 28, 2013)

10.19*

Offer Letter by and between Breeze-Eastern Corporation and Serge Dupuis dated June 16, 2014 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K, filed with the SEC on June 17, 2014)

10.20*

Amendment to Stock Option Agreement by and between Breeze-Eastern Corporation and Serge Dupuis executed and effective July 7, 2014 (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q for the quarter ended June 30, 2014)

10.21*

Options to purchase Common Stock of the Company, issued to Bradley Alan Repp on August 18, 2014 (incorporated by reference to Item 8.01 to the current report on Form 8-K, filed with the SEC on August 18, 2014)

10.22*

Amendment to Employment Letter by and between Breeze-Eastern Corporation and James D. Cashel dated October 10, 2014 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K, filed with the SEC on October 14, 2014)

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

* Management contract or compensatory plan or arrangement

**Filed herewith

*** We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) Consolidated Statements of Operations for the years ended March 31, 2015, 2014, and 2013 (ii) Consolidated Statements of Comprehensive Income for the years ended March 31, 2015, 2014, and 2013, (iii) Consolidated Balance Sheets at March 31, 2015, and 2014, (iv) Consolidated Statements of Cash Flows for the years ended March 31, 2015, 2014, and 2013, (v) Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2015, 2014, and 2013 and (vi) the Notes to the Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BREEZE-EASTERN CORPORATION

Date: May 29, 2015	By:	/s/ Brad Pedersen
Brad Pedersen
President and Chief Executive Officer

	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer and
Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Kelly	Chairman of the Board of Directors	May 29, 2015
Robert J. Kelly

/s/ Serge Dupuis	Chief Financial Officer and Treasurer	May 29, 2015
Serge Dupuis	(Principal Financial and Accounting Officer)

/s/ Brad Pedersen	President & Chief Executive Officer	May 29, 2015
Brad Pedersen	(Principal Executive Officer) Director

/s/ Nelson Obus	Director	May 29, 2015
Nelson Obus

/s/ William J. Recker	Director	May 29, 2015
William J. Recker

/s/ William M. Shockley	Director	May 29, 2015
William M. Shockley

/s/ Charles A. Vehlow	Director	May 29, 2015
Charles A. Vehlow

/s/ Frederick Wasserman	Director	May 29, 2015
Frederick Wasserman