Form 10-Q
period 2015-06-30
BREEZE-EASTERN CORP
filed 2015-07-29
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 21, 2015, the total number of outstanding shares of common stock was 9,859,220.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statement of Operations for the three month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on May 29, 2015 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2015. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

When the Company refers to its fiscal year in this Quarterly Report on Form 10-Q, the Company is referring to the fiscal year ended on March 31. Presently the Company is operating in its fiscal year 2016, which commenced on April 1, 2015 and will end on March 31, 2016. Unless the context expressly indicates a contrary intention, all references to years in this filing are to the Company’s fiscal years. Figures in this Quarterly Report on Form 10-Q are in thousands, except for share amounts or where expressly noted.

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) June 30, 2015	(Audited) March 31, 2015
CURRENT ASSETS:
Cash	$24,128	$22,806
Accounts receivable (net of allowance for doubtful accounts of $612 at June 30, 2015 and $568 at March 31, 2015)	15,049	22,334
Inventories – net	25,782	19,427
Income tax receivable	303	354
Prepaid expenses and other current assets	2,257	1,681
Deferred income taxes	7,701	8,139
Total current assets	75,220	74,741
PROPERTY:
Property and equipment	20,636	20,502
Less accumulated depreciation and amortization	15,131	14,804
Property – net	5,505	5,698
OTHER ASSETS:
Deferred income taxes – net	3,765	3,821
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	3,469	3,533
Other	4,836	4,983
Total other assets	16,272	16,539
TOTAL ASSETS	$96,997	$96,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	6,928	6,521
Accrued compensation	1,862	2,884
Accrued income taxes	1,003	2,924
Other current liabilities	6,049	5,938
Total current liabilities	15,842	18,267
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	11,157	11,596
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	26,999	29,863
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,313,329 shares at June 30, 2015 and 10,265,707 shares at March 31, 2015	103	102
Additional paid-in capital	100,986	100,454
Accumulated deficit	(24,051)	(26,437)
Accumulated other comprehensive income	37	37
	77,075	74,156
Less treasury stock, at cost – 454,109 shares at June 30, 2015 and 450,802 shares at March 31, 2015, respectively	(7,077)	(7,041)
Total stockholders’ equity	69,998	67,115
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$96,997	$96,978

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended
	June 30, 2015	June 30, 2014
Net sales	$19,795	$17,919
Cost of sales	10,769	12,353
Gross profit	9,026	5,566
Selling, general, and administrative expenses	3,316	3,961
Engineering expense	1,827	1,825
Operating income (loss)	3,883	(220)
Interest expense	8	8
Other expense – net	68	29
Income (loss) before income taxes	3,807	(257)
Income tax provision (benefit)	1,421	(95)
Net income (loss)	$2,386	$(162)
Earnings (loss) per common share:
Basic net income (loss) per share	$0.24	$(0.02)
Diluted net income (loss) per share	0.24	(0.02)
Weighted-average basic shares outstanding	9,842,000	9,715,000
Weighted-average diluted shares outstanding	10,010,000	9,715,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Three Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income (loss)	$2,386	$(162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of engineering project development qualification units	—	67
Shipped qualification assets	—	2
Depreciation and amortization	394	587
Non-cash reserve accretion	69	76
Stock based compensation	237	315
Provision for losses on accounts receivable	31	4
Deferred taxes-net	494	353
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	7,254	5,897
(Increase) decrease in inventories	(6,355)	(1,064)
(Increase) decrease in prepaid and income taxes receivable	51	(114)
(Increase) decrease in other assets	(432)	(195)
Increase (decrease) in accounts payable	407	(1,590)
Increase (decrease) in accrued compensation	(1,041)	(771)
Increase (decrease) in accrued income taxes	(1,921)	(358)
Increase (decrease) in other liabilities	(397)	(392)
Net cash provided by operating activities	1,177	2,655
Cash flows from investing activities:
Capital expenditures	(134)	(99)
Net cash used in investing activities	(134)	(99)
Cash flows from financing activities:
Payments on long-term debt	—	—
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	279	332
Net cash provided by financing activities	279	332
Increase in cash	1,322	2,888
Cash at beginning of period	22,806	6,021
Cash at end of period	$24,128	$8,909
Supplemental information:
Interest payments	$6	$6
Income tax payments	2,841	24

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

The components of the denominator for basic earnings (loss) per common share and diluted earnings (loss) per common share are reconciled as follows.

	June 30, 2015	June 30, 2014
Basic earnings (loss) per Common Share:
Weighted-average common shares outstanding for basic earnings (loss) per share calculation	9,842,000	9,715,000
Diluted earnings (loss) per Common Share:
Weighted-average common shares outstanding	9,842,000	9,715,000
Stock options (a)	168,000	-
Weighted-average common shares outstanding for diluted earnings (loss) per share calculation	10,010,000	9,715,000
(a)

During the three month period ended June 30, 2015, options to purchase 208,000 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive. During the three month period ended June 30, 2014 all stock options are excluded due to the Company’s net loss.

NOTE  3.     Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income (loss) for the three month periods ended June 30, 2015 and June 30, 2014, includes stock-based compensation expense of $149 net of tax, or $0.01 per diluted share, and $198 net of tax, or $0.02 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

The Company maintains the 2006 Long-Term Incentive Plan (the “2006 Plan”), and the 2012 Incentive Compensation Plan (the “2012 Plan” and together with 2006 Plan collectively, the “Plans”).

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

Under each of the Plans, option exercise prices equal the fair value of the common shares at their respective grant dates. Options granted to officers and employees expire no later than 10 years after the date of the grant. In most circumstances prior to fiscal year 2014, options granted to directors, officers, and employees generally vest ratably over three years beginning one year after the date of the grant. In certain circumstances, including a change of control of the Company (as defined in the various Plans), option vesting may be accelerated.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 8,750 of the total 70,000 options granted in fiscal 2016, (40,000 of which were granted to Serge Dupuis, CFO, Treasurer and Corporate Secretary on May 28, 2015) and 55,000 of the total 440,000 options granted in fiscal 2015. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2016 was $3.66 and in fiscal 2015 were $4.61, $3.85, and $3.72. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2016 $3.66 value per option	0.0%	29.5%	1.9%	7.0	0.0%
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2015 $3.85 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2015 $3.72 value per option	0.0%	30.9%	2.2%	7.0	0.0%

The remaining 61,250 options granted in fiscal 2016 had a weighted-average value per option of $2.49. The remaining 385,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05, $2.49 and $2.49 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for employees who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2016 $2.49 value per option	2015 $3.05 value per option	2015 $2.49 value per option	2015 $2.49 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	33.7%	32.3%	33.7%	33.7%
Risk-free interest rate	2.5%	2.6%	2.5%	2.5%
Expected term of options (in years)	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.2%	1.4%	1.2%	1.2%
Suboptimal behavior factor	1.6	1.6	1.6	1.6

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2015	1,155,999	$1,480	8	$9.26
Granted	70,000	—	10	10.41
Exercised	(34,500)	75	—	8.07
Canceled or expired	(36,000)	—	—	8.61
Outstanding at June 30, 2015	1,155,499	2,479	8	9.58
Options exercisable at June 30, 2015	631,000	1,748	7	8.84
Unvested options expected to become exercisable after June 30, 2015	524,499	730	9	10.47
Shares available for future option grants at June 30, 2015 (a)	234,254
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first three months of fiscal 2016 was approximately $279. The aggregate intrinsic value of options exercised during the first three months of fiscal 2016 was approximately $75. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2016.

During the first three months of fiscal 2016 and fiscal 2015, stock option compensation expense recorded in selling, general and administrative expenses was $177 and $237, respectively, before taxes of $66 and $88, respectively. As of June 30, 2015, there was $935 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately two years.

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

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2015	30,164	$8.81
Granted	13,122	10.41
Vested	(4,948)	8.89
Cancelled	(1,712)	10.07
Non-vested at June 30, 2015	36,626	10.02

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting period with respect to unvested restricted stock awards granted. During the first three months of fiscal 2016 and fiscal 2015, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $60 and $78, respectively, before taxes of $22 and $29, respectively. As of June 30, 2015, there was approximately $228 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE  4.      Inventories

Inventories are summarized as follows:

	June 30, 2015	March 31, 2015
Finished goods	$1,049	$1,040
Work in process	9,933	7,515
Purchased and manufactured parts	17,456	13,418
	28,438	21,973
Reserve for slow moving and obsolescence	(2,656)	(2,546)
Total	$25,782	$19,427

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

NOTE 5. Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month periods ended June 30, 2015 and June 30, 2014 was $327 and $349, respectively.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 6. Product Warranty

Equipment has a one to three year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs included in the three month period ended June 30, 2015 are summarized as follows:

Balance at March 31, 2015	$337
Warranty costs incurred	(39)
Change in estimates to pre-existing warranties	(49)
Product warranty accrual	39
Balance at June 30, 2015	$288

NOTE 7. Other Current Liabilities

Other current liabilities consists of the following:

	June 30, 2015	March 31, 2015
Engineering project reserves	$1,753	$1,688
Environmental reserves – Note 14	2,520	2,387
Accrued medical benefits cost	400	389
Accrued commissions	657	560
Other	719	914
Total	$6,049	$5,938

NOTE 8. Income Taxes

Income taxes for the three month period ended June 30, 2015 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At June 30, 2015, the Company has an Alternative Minimum Tax Credit of approximately $518 and is available to reduce future federal taxes. In addition, the Company has a Research & Development tax credit carryforward at the federal and state level of $2,022 and $1,767 respectively that is available to reduce federal and state taxes. A valuation allowance of $1,543 exists relating to the state tax credits and other items, as it is management’s belief that it is more likely than not that a portion of these deferred assets are not realizable.

The Company performed a qualitative and quantitative analysis of the available federal and state research and development tax credit during fiscal 2015 in order to determine the amount of previously unclaimed credits. With the recognition of the benefit, the Company also recorded a liability relating to uncertain tax positions of $255.  The research and development credit has expired under the Federal statutes and no income tax benefits have been recorded as of June 30, 2015. If and when such credits are enacted, (either retroactively or prospectively) the impact will be favorable on the Company’s effective tax rate. During the current quarter the State of New Jersey issued an information request for the details supporting the research and development credits claimed.  The Company has provided support in connection with the credit, however no further correspondence has occurred and the Company believes that any outcome will not have a material impact on the condensed consolidated financial statements.

At June 30, 2015, the Company does not expect the liability for uncertain tax positions to change in the next twelve months. The entire amount would be a benefit to the tax expense in the period in which the liability is reduced.

NOTE 9. Long-Term Debt Payable to Banks

Revolving Credit Facility – The Company has a five-year Revolving Credit Facility (the “Revolving Credit Facility” or “Facility”), which provides the Company with a $20,000 unsecured revolving line of credit with an accordion feature that may increase the amount to 2.5 times EBITDA (as defined in the Facility) to a maximum of $35,000. The term of the Facility is through August 26, 2018.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of June 30, 2015, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first three months of fiscal 2016, the Revolving Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of June 30, 2015, there were no outstanding borrowings under the Facility, $702 in outstanding (standby) letters of credit, and $19,298 in unsecured revolving line of credit availability. As of June 30, 2015, the Company was in compliance with the covenant provisions of the Facility.

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

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 11. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $201 and $203, respectively, for the three month periods ended June 30, 2015 and June 30, 2014.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,100 and $3,032 as of June 30, 2015 and March 31, 2015, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits		Pension Plan
	Three Months Ended		Three Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest cost	$5	$6	$13	$29
Amortization of net loss	—	—	9	2
Net periodic cost	$5	$6	$22	$31

NOTE 12. Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of June 30, 2015, the Company had no other significant concentrations of credit risk.

NOTE 13. New Accounting Standards

In June 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-10, Technical Corrections and Improvements. The amendments cover a wide range of Topics in the FASB Accounting Standards Codification™ (Codification). The amendments generally fall into one of the following types of amendments: (i) Amendments Related to Differences between Original Guidance and the Codification. These amendments arose because of differences between original guidance (e.g., FASB Statements, EITF Issues, and so forth) and the Codification. These amendments principally carry forward pre-Codification guidance or subsequent amendments into the Codification. Many times, either the writing style or phrasing of the original guidance did not directly translate into the Codification format and style. As a result, the meaning of the guidance might have been unintentionally altered. Alternatively, amendments in this section may relate to guidance that was codified without some text, references, or phrasing that, upon review, was deemed important to the guidance. (ii) Guidance Clarification and Reference Corrections. These amendments provide clarification through updating wording, correcting references, or a combination of both. In most cases, the feedback suggested that, without these enhancements, guidance may be misapplied or misinterpreted. (iii) Simplification. These amendments streamline or simplify the Codification through minor structural

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

changes to headings or minor editing of text to improve the usefulness and understandability of the Codification. (iv) Minor Improvements. These amendments improve the guidance and are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.

The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. In addition, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification.

Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

At June 30, 2015 and March 31, 2015, the aggregate environmental liability was $9,195 and $9,255, respectively, included in other current liabilities and other long term liabilities on the condensed consolidated balance sheets, before a cost-sharing receivable of approximately $1,414 and $1,554 at June 30, 2015 and March 31, 2015, respectfully, that is included in other current assets and other long term assets, net of third-party fees. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first three months of fiscal 2016 and the first three months fiscal 2015, the Company spent $129 and $262, respectively, on environmental costs, and for the entire fiscal 2015 the Company spent $946. These costs are charged against the environmental liability reserve and do not impact net income (loss). The Company performs quarterly reviews of its environmental sites and the related liabilities.

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

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Company’s reserve is $3,165 for the Glen Head site at June 30, 2015. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

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

Saltzburg, Pennsylvania (“Federal Labs”)

The Company sold the business previously operated at the property owned in Saltzburg, Pennsylvania. The Company presented an environmental cleanup plan during the fourth quarter of fiscal 2000 for a portion of Federal Labs site pursuant to a consent order and agreement with the Pennsylvania Department of Environmental Protection (“PaDEP”) in fiscal 1999 (“1999 Consent Order”). PaDEP approved the plan during the third quarter of fiscal 2004 and the Company paid $200 for past costs, future oversight expenses, and in full settlement of claims made by PaDEP related to the environmental remediation of the site with an additional $200 paid subsequently.

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

In March 2014, the Company reached an agreement in principle with the U.S. Government with respect to environmental response costs for the Fed Labs site subject to the 2003 Consent Order. Under this agreement, which was formally executed in the first quarter of fiscal 2015, the U.S. Government will pay an amount equal to approximately 26% of the environmental response costs incurred prior to December 31, 2012 and 33.5% of the ongoing environmental response costs incurred thereafter. The U.S. Governmant cost-sharing receivable, net of third-party fees is included in other current assets and other long term assets on the condensed consolidated balance sheets.

At June 30, 2015, the environmental liability reserve at Federal Labs was $4,122. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Notes To Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

There are other properties that have a combined environmental liability of $1,908 at June 30, 2015.

The environmental activity is summarized as follows:

Balance at March 31, 2015	$9,255
Environmental costs incurred	(129)
Interest accretion	69
Balance at June 30, 2015	$9,195

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

During the three month period ended June 30, 2015, 25%, 16% and 15% of net sales were made to three major customers, respectively. During the three month period ended June 30, 2014, 29% and 17% of net sales were made to two major customers, respectively.

As of June 30, 2015, 27%, 22% and 19% of net accounts receivable were derived from three major customers, respectively. As of June 30, 2014, 26% and 15% of net accounts receivable were derived from two major customers, respectively.

Net sales below show the geographic location of customers for the three month periods ended:

Location	June 30, 2015	June 30, 2014
United States	$12,334	$8,551
Germany	2,404	4,387
Italy	956	669
United Kingdom	478	629
Other European countries	1,777	1,375
Pacific and Far East	833	1,802
Other International	1,013	506
Total	$19,795	$17,919

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include: changes in business conditions, changes in applicable laws, rules and regulations affecting us in locations in which we conduct business, interest rate trends, a decline or redirection of the United States (“U.S.”) defense budget, the failure of Congress to approve a budget or continuing resolution, the termination of any contracts with the U.S. Government, changes in our sales strategy and product development plans, changes in the marketplace, developments in environmental proceedings that we are involved in, continued services of our executive management team, competitive pricing pressures, security breaches, market acceptance of our products under development, delays in the development of products, changes in spending allocation or the termination, postponement, or failure to fund one or more significant contracts by the U.S. Government or other customers, determination by us to dispose of or acquire additional assets, events impacting the U.S. and world financial markets and economies and such other factors that may be identified from time to time in our Securities and Exchange Commission (“SEC”) filings and other public announcements including those set forth under “Item 1A. Risk Factors” contained in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2015 for the fiscal year ended March 31, 2015, and under and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

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

We have experienced product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress. Our engineering expense in the first quarter of fiscal 2016 was reported net of reimbursements from Airbus, and we received no reimbursements in the first quarter of fiscal 2015.

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

CRITICAL ACCOUNTING POLICIES

For information regarding our critical accounting policies, please refer to the discussion provided in our Annual Report on Form 10-K for our fiscal year ended March 31, 2015, as filed with the SEC on May 29, 2015, under the caption “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” and our Notes to Consolidated Financial Statements included therein.

Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

	Three Months Ended		Increase/(Decrease)
	June 30, 2015	June 30, 2014	$	%
Products	$15,699	$13,708	$1,991	14.5%
Services	4,096	4,211	(115)	(2.7)
Net sales	19,795	17,919	1,876	10.5
Products	8,934	9,692	(758)	(7.8)
Services	1,835	2,661	(826)	(31.0)
Cost of sales	10,769	12,353	(1,584)	(12.8)
Gross profit	9,026	5,566	3,460	62.2
As a % of net sales	45.6%	31.1%	N/A	14.5	%Pt
Selling, general, and administrative expenses	3,316	3,961	(645)	(16.3)%
Engineering expense	1,827	1,825	2	0.1
Total operating expenses	5,143	5,786	(643)	(11.1)
Operating income (loss)	3,883	(220)	4,103	1,865.0
Other expense-net	68	29	(39)	(134.5)
Interest expense	8	8	-	-
Income tax provision (benefit)	1,421	(95)	1,516	1,595.8
Effective tax rate	37.3%	37.0%	N/A	0.3	%Pt
Net income (loss)	$2,386	$(162)	$2,548	1,572.8%

Net Sales. Fiscal 2016 first quarter net sales of $19,795 were $1,876, or 10.5%, higher than the $17,919 in the fiscal 2015 first quarter. The product sales for the fiscal 2016 first quarter were $1,991, or 14.5%, higher than fiscal 2015 first quarter. The increase in product sales was primarily due to increased spare sales to the U.S. Government and to foreign commercial customers off-set by lower volume to foreign governments. In addition new production sales also contributed to this increase and resulted from higher volume to the U.S. Government and to foreign commercial customers off-set by a reduction in sales to foreign governments. The spare sales for fiscal 2016 first quarter exceeded the fiscal 2015 first quarter by $1,302 or 39.6%.

Fiscal 2016 first quarter service sales of $4,096 were lower by $115, or 2.7% primarily due to lower engineering billing.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2016 revenues will be consistent with this historical pattern.

Cost of Sales. Cost of sales of $10,769 in the fiscal 2016 first quarter was $1,584, or 12.8%, lower than the same period in fiscal 2015. This decrease was primarily due to a significant amount of higher margin new production shipments, different product mix and lower engineering services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Gross Profit.  Gross profit of $9,026 in the fiscal 2016 first quarter was $3,460, or 62.2%, higher than the same period in fiscal 2015. The gross margin increased substantially (from 31.1% to 45.6%) from the same period of 2015 due to a significant amount of high margin new production shipments, higher sales volume of spare parts and also from improved margins realized on spare part sales and engineering services. This favorable level of gross margin is not necessarily indicative of our future performance.

Operating Expenses.  Total operating expenses were $5,143, or 26.0% of net sales, in the first quarter of fiscal 2016 compared with $5,786 or 32.3% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses were $3,316 in the fiscal 2016 first quarter compared with $3,961 in the first quarter of fiscal 2015, a reduction of $645 primarily explained by a reduction in selling expenses and other administrative expenses. The first quarter expenses of fiscal 2015 were impacted by executive transitions costs of $534 and also the benefit from the environmental reserve reduction of $412 related to the Fed Labs Saltsburg, Pennsylvania site.

Engineering expenses were $1,827 in the first quarter of fiscal 2016, essentially unchanged from $1,825 in the first quarter of fiscal 2015.

Income tax provision (benefit). The income tax provision, based on reporting income from operations, was $1,421 in the first quarter of fiscal 2016, compared with a benefit of $95 based on reporting a loss from operations in the first quarter of fiscal 2015. Income taxes for the three month periods ended June 30, 2015 and June 30, 2014 were computed using the effective tax rate of 37.3% and 37.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income (loss).  Net income of $2,386, or $0.24 per diluted share, for the first quarter of fiscal 2016 compared with net loss of $162, or negative $0.02 per diluted share, in the fiscal 2015 first quarter. The improvement is mainly due to increased new production and spare part sales volume, higher margins for all product and service and lower SG&A. Excluding the impact of executive transition costs of $534 and the benefit from the environmental reserve reduction of $412 recorded in the first quarter of fiscal 2015, the net loss for the first quarter of fiscal 2015 would have been $(85), or $(0.01) per diluted share. A reconciliation of net income for excluded items is presented under Non-U.S. GAAP Financial Measures.

New Orders. New products and services orders received during the three months ended June 30, 2015 amounted to $13,748 compared with $18,481 for the corresponding period during last fiscal year. The decrease was primarily related to timing of orders placed by the different governments.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $50,539 at June 30, 2015 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at June 30, 2015 was $103,509, compared with $109,556 at March 31, 2015 and $120,025 at June 30, 2014. These figures include approximately $61,270, $63,394, and $70,763, respectively, for the Airbus A400M military transport aircraft which commenced shipping in the third quarter of fiscal 2014.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 0.7 for the fiscal 2016 first quarter and 1.0 for the fiscal 2015 first quarter.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Our Revolving Credit Facility provides us with a $20,000 unsecured revolving line of credit with an accordion feature that, under certain conditions and circumstances may increase to $35,000. We believe we have adequate cash flow and debt availability to meet our operating needs. The Revolving Credit Facility is discussed in Note 9 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I Item 1 of this report.

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

Our cash was $24,128 on June 30, 2015, compared with $22,806 on March 31, 2015, an increase of $1,322. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $1,177.

Cash flows provided by operating activities during the first three months of fiscal 2016 amounted to $1,177 and is the result of net income of $2,386,a decrease in accounts receivable of $7,254 as cash from high fiscal 2015 fourth quarter sales was collected, a decrease in deferred taxes of $494, depreciation and amortization of $394, and stock based compensation of $237. This was partially offset by an increase in inventory of $6,355 that was purchased for forecasted shipments of equipment, a decrease in accrued income taxes of $1,921 and a decrease in accrued compensation of $1,041 due to the payment of incentives.

Cash flows used in investing activities in fiscal 2016 was $134, and was used for capital expenditures mainly for equipment and the office space build-out in our product development center in Fredericksburg, Virginia.

Cash flows provided by financing activities during fiscal 2016 were $279, and reflects cash received from the exercise of stock options.

Other Information

Net working capital at June 30, 2015 was $59,378, versus $56,474 at March 31, 2015, an increase of $2,904. The ratio of current assets to current liabilities was 4.7:1.0 at June 30, 2015 compared with 4.1:1.0 at the beginning of fiscal 2016.

Accounts receivable days outstanding were 64 days at June 30, 2015 compared with 71 days at June 30, 2014. Inventory turnover was 2.3 turns at June 30, 2015 versus 2.4 turns at June 30, 2014. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales, and a twelve month average for accounts receivable and inventory.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At June 30, 2015 and March 31, 2015, the aggregate environmental liability was $9,195 and $9,255, respectively. The liability is classified in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Separately, an environmental cost-sharing receivable with third parties of approximately $1,414 and $1,554 at June 30, 2015 and March 31, 2015, respectfully, is included in other current assets and other long term assets, net of third party fees. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first three months of fiscal 2016 and fiscal 2015, we spent $129 and $262, respectively, on environmental costs, and for the entire fiscal 2015, we spent $946. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending approximately $2,387 on environmental matters in fiscal 2016. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

NON–U.S. GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”), we also disclose comparisons to non-U.S. GAAP financial measures for net income (loss) excluding executive transition costs and the environmental reserve reduction (“Adjusted Net Income (Loss)”).  The presentation of non-U.S. GAAP financial measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our expenses and operating performance. We believe excluding the costs and benefits from certain transactions not considered by management to be part of the underlying operating business of the Company improves comparability of results among financial periods and the assessment of financial and business trends. It should be noted that the determination of whether to exclude a transaction involves judgment by management.  A reconciliation of Adjusted Net Income (Loss)  to net income (loss), the most directly comparable U.S. GAAP measure, for the three months ended June 30, 2015 and 2014 is shown in the tables below

Non-U.S. GAAP financial measures, including Adjusted Net Income, should not be viewed in isolation, are not a substitute for U.S. GAAP measures, and have limitations which include but are not limited to, excluding certain disclosed items which we do not consider to be representative of underlying business operations, but which disclosed items represent costs (benefits) to the Company.

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

ADJUSTED NET INCOME (LOSS) RECONCILIATION

	Three Months Ended
	June 30, 2015	June 30, 2014
Income (loss) before income taxes	$3,807	$(257)
Executive transition costs	-	534
Environmental reserve reduction	-	(412)

Adjusted income (loss) before income taxes	3,807	(135)
Income tax provision (benefit) (a)	1,421	(50)
Adjusted net income (loss)	$2,386	$(85)

Adjusted earnings (loss) per common share:
Adjusted diluted net income (loss) per share	$0.24	$(0.01)
Weighted-average diluted shares outstanding	10,010,000	9,715,000

(a)

Computed using the effective tax rate of 37.3% for the three month period ending June 30, 2015 and 37.0% for the three month period ending June 30, 2014, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Revolving Credit Facility. At June 30, 2015, we had no borrowings under our Revolving Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250,000.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first three months of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are engaged in various legal proceedings incidental to the Company’s business. Our management, after taking into consideration information provided by our legal counsel, believes that except for the environmental matters described in the next paragraph, these matters will have no material effect on our consolidated financial position or the results of operations or cash flows in future periods.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, the user/reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, as filed with the SEC on May 29, 2015, and incorporated herein by reference, which factors could materially affect our business, financial condition, financial results or future performance.

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

*  We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three month periods ended June 30, 2015 and June 30, 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at June 30, 2015, and March 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the three month periods ended June 30, 2015, and June 30, 2014, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: July 29, 2015	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer, Treasurer and Corporate Secretary*

*On behalf of the Registrant and as Principal Financial and Accounting Officer.