Form 10-Q
period 2015-09-30
BREEZE-EASTERN CORP
filed 2015-10-28
CIK 99359

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 26, 2015, the total number of outstanding shares of common stock was 9,914,242.

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The results reflected in the unaudited Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year. The following unaudited Condensed Consolidated Financial Statements should be read in conjunction with the notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 2 of Part I of this report, as well as the audited consolidated financial statements and related notes thereto contained in the Company’s Annual Report on Form 10-K filed on May 29, 2015 with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2015. Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to these rules.

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

[THE REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands of Dollars, Except Share Data)

ASSETS	(Unaudited) September 30, 2015	(Audited) March 31, 2015
CURRENT ASSETS:
Cash	$23,809	$22,806
Accounts receivable (net of allowance for doubtful accounts of $616 at September 30, 2015 and $568 at March 31, 2015)	18,299	22,334
Inventories – net	26,099	19,427
Income tax receivable	-	354
Prepaid expenses and other current assets	1,855	1,681
Deferred income taxes	7,186	8,139
Total current assets	77,248	74,741
PROPERTY:
Property and equipment	21,280	20,502
Less accumulated depreciation and amortization	15,469	14,804
Property – net	5,811	5,698
OTHER ASSETS:
Deferred income taxes – net	3,793	3,821
Goodwill	402	402
Real estate held for sale	3,800	3,800
Qualification units and pre-qualification assets – net	3,405	3,533
Other	5,408	4,983
Total other assets	16,808	16,539
TOTAL ASSETS	$99,867	$96,978
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Revolving credit facility	$—	$—
Current portion of long-term debt	—	—
Accounts payable – trade	6,664	6,521
Accrued compensation	1,901	2,884
Accrued income taxes	800	2,924
Other current liabilities	6,021	5,938
Total current liabilities	15,386	18,267
LONG-TERM DEBT, NET OF CURRENT PORTION	—	—
OTHER LONG-TERM LIABILITIES	10,981	11,596
COMMITMENTS AND CONTINGENCIES (Note 14)	—	—
TOTAL LIABILITIES	26,367	29,863
STOCKHOLDERS’ EQUITY
Preferred stock – authorized, 300,000 shares; none issued	—	—
Common stock – authorized, 100,000,000 shares of $.01 par value; issued, 10,368,351 shares at September 30, 2015 and 10,265,707 shares at March 31, 2015	103	102
Additional paid-in capital	101,564	100,454
Accumulated deficit	(21,127)	(26,437)
Accumulated other comprehensive income	37	37
	80,577	74,156
Less treasury stock, at cost – 454,109 shares at September 30, 2015 and 450,802 shares at March 31, 2015	(7,077)	(7,041)
Total stockholders’ equity	73,500	67,115
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$99,867	$96,978

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In Thousands of Dollars, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net sales	$23,897	$17,671	$43,692	$35,590
Cost of sales	14,250	10,686	25,019	23,039
Gross profit	9,647	6,985	18,673	12,551
Selling, general, and administrative expenses	3,311	3,707	6,627	7,668
Engineering expense	1,915	2,221	3,742	4,046
Operating income	4,421	1,057	8,304	837
Interest expense	8	8	16	16
Other expense – net	26	33	94	62
Income before incomes taxes	4,387	1,016	8,194	759
Income tax provision	1,464	376	2,885	281
Net income	$2,923	$640	$5,309	$478
Earnings per common share:
Basic net income per share	$0.30	$0.07	$0.54	$0.05
Diluted net income per share	0.29	0.06	0.53	0.05
Weighted-average basic shares outstanding	9,876,000	9,766,000	9,859,000	9,741,000
Weighted-average diluted shares outstanding	10,177,000	9,962,000	10,094,000	9,937,000

See notes to condensed consolidated financial statements.

BREEZE-EASTERN CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands of Dollars)

	Six Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$5,309	$478
Adjustments to reconcile net income to net cash provided by operating activities:
Write-off of engineering project development qualification units	—	67
Shipped qualification assets	—	2
Depreciation and amortization	799	1,078
Non-cash reserve accretion	138	149
Stock based compensation	451	599
Provision for losses on accounts receivable	36	9
Deferred taxes-net	981	311
Changes in assets and liabilities:
(Increase) decrease in accounts receivable and other receivables	3,999	9,397
(Increase) decrease in inventories	(6,672)	(3,677)
(Increase) decrease in income taxes receivable	354	—
(Increase) decrease in other assets	(604)	363
Increase (decrease) in accounts payable	143	(365)
Increase (decrease) in accrued compensation	(1,001)	(939)
Increase (decrease) in accrued income taxes	(2,124)	(55)
Increase (decrease) in other liabilities	(670)	(1,006)
Net cash provided by operating activities	1,139	6,411
Cash flows from investing activities:
Capital expenditures	(779)	(174)
Capitalized qualification units and pre-qualification assets	—	(44)
Net cash used in investing activities	(779)	(218)
Cash flows from financing activities:
Payments on long-term debt	—	—
Net borrowings (repayments) of other debt	—	—
Exercise of stock options	643	662
Net cash provided by financing activities	643	662
Increase in cash	1,003	6,855
Cash at beginning of period	22,806	6,021
Cash at end of period	$23,809	$12,876
Supplemental information:
Interest payments	$12	$13
Income tax payments	4,062	24

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

The components of the denominator for basic earnings per common share and diluted earnings per common share are reconciled as follows.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic earnings per Common Share:
Weighted-average common shares outstanding for basic earnings per share calculation	9,876,000	9,766,000	9,859,000	9,741,000

Diluted earnings per Common Share:
Weighted-average common shares outstanding	9,876,000	9,766,000	9,859,000	9,741,000
Stock options (a)	301,000	196,000	235,000	196,000
Weighted-average common shares outstanding for diluted earnings per share calculation	10,177,000	9,962,000	10,094,000	9,937,000
(a)

During the three and six month periods ended September 30, 2015, options to purchase 50,000 and 128,750 shares of common stock, respectively, and during the three and six month periods ended September 30, 2014, options to purchase 207,500 shares of common stock were excluded from the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common share and the effect of their conversion would be antidilutive.

NOTE  3.     Stock-Based Compensation

The Company follows guidance provided by Accounting Standards Codification (“ASC 718”), “Accounting for Stock-Based Compensation”. Compensation cost is recognized for all awards granted and modified based on the grant date fair value of the awards. Net income for the three and six month periods ended September 30, 2015, includes stock-based compensation expense of $143 net of tax, or $0.01 per diluted share, and $292 net of tax, or $0.03 per diluted share, respectively. Net income for the three and six month periods ended September 30, 2014, includes stock- based compensation expense of $179 net of tax, or $0.02 per diluted share, and $377 net of tax, or $0.04 per diluted share, respectively. Stock based compensation expense is included in selling, general and administrative expenses. Additional compensation cost will be recognized as new stock-based grants are awarded.

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

The Black-Scholes option-pricing model uses dividend yield, volatility, risk-free rate, expected term, and forfeiture assumptions to value stock options and was used to value 15,000 of the total 120,000 options granted in fiscal 2016, 40,000 of which were granted to Serge Dupuis, CFO & Treasurer on May 28, 2015, and 50,000 of which were granted to Mark M. McMillin, General Counsel and Corporate Secretary on August 24, 2015 as reported in the Company’s Current Report on Form 8-K filed on August 26, 2015.

The Black-Scholes option-pricing model was used to value 55,000 of the total 440,000 options granted in fiscal 2015. The Black-Scholes weighted-average value at each grant date per option granted in fiscal 2016 was $3.66 and $4.91, and in fiscal 2015 was $4.61, $3.85 and $3.72. Expected volatilities are based on historical volatility of the Company’s common stock and other factors, and the risk-free rate for periods within the option’s contractual life is based on the U.S. Treasury yield curve at the time of the grant. The Company uses historical data to estimate the expected option term and assumed no forfeitures because of the limited number of employees at the executive and senior management levels who receive stock options, past employment history, and current stock price projections. The Company used the following assumptions to estimate the fair value of option grants under the Black-Scholes method:

	Dividend yield	Volatility	Risk-free interest rate	Expected term of options (in years)	Forfeiture adjustment
2016 $3.66 value per option	0.0%	29.5%	1.9%	7.0	0.0%
2016 $4.91 value per option	0.0%	29.5%	2.0%	7.0	0.0%
2015 $4.61 value per option	0.0%	30.0%	2.1%	7.0	0.0%
2015 $3.85 value per option	0.0%	30.9%	2.2%	7.0	0.0%
2015 $3.72 value per option	0.0%	30.9%	2.2%	7.0	0.0%

The remaining 105,000 options granted in fiscal 2016 had a weighted-average value per option of $2.49 and $2.49. The remaining 385,000 options granted in fiscal 2015 had a weighted-average value per option of $3.05, $2.49 and $2.49 at the grant date. These valuations used a Monte Carlo simulation because the option vesting was based on service and market conditions. Expected volatilities are based on the historical volatility of the Company’s common stock and other factors and the risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company uses the option contractual life for the expected option term and assumes a forfeiture rate using historical data for Company officers who receive stock options. The Company used the following assumptions to estimate the fair value of option grants under the Monte Carlo simulation:

	2016 $2.49 value per option	2016 $2.49 value per option	2015 $3.05 value per option	2015 $2.49 value per option	2015 $2.49 value per option
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Volatility	33.7%	33.7%	32.3%	33.7%	33.7%
Risk-free interest rate	2.5%	2.5%	2.6%	2.5%	2.5%
Expected term of options (in years)	10.0	10.0	10.0	10.0	10.0
Forfeiture adjustment	1.2%	1.2%	1.4%	1.2%	1.2%
Suboptimal behavior factor	1.6	1.6	1.6	1.6	1.6

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The following table summarizes stock option activity under all Plans and other grants authorized by the Board of Directors.

	Number of Shares	Aggregate Intrinsic Value	Approximate Remaining Contractual Term (Years)	Weighted- Average Exercise Price
Outstanding at March 31, 2015	1,155,999	$1,480	8	$9.26
Granted	120,000	—	10	11.85
Exercised	(74,500)	282	—	8.62
Canceled or expired	(36,000)	—	—	8.61
Outstanding at September 30, 2015	1,165,499	4,896	8	9.78
Options exercisable at September 30, 2015	753,499	3,585	7	9.22
Unvested options expected to become exercisable after September 30, 2015	412,000	1,310	9	10.80
Shares available for future option grants at September 30, 2015 (a)	169,232
(a)	May be decreased by restricted stock grants.

Cash received from stock option exercises during the first six months of fiscal 2016 was approximately $643. The aggregate intrinsic value of options exercised during the first six months of fiscal 2016 was approximately $282. The intrinsic value of stock options is the amount by which the market price of the stock on the date of exercise exceeded the market price of stock on the date of grant. There was no tax benefit generated to the Company from options granted prior to April 1, 2006 and exercised during fiscal 2016.

During the first six months of fiscal 2016 and fiscal 2015, stock option compensation expense recorded in selling, general and administrative expenses was $325 and $487, respectively, before taxes of $115 and $180, respectively. As of September 30, 2015, there was $927 of unrecognized compensation cost related to stock options granted-but-not-yet-vested that are expected to become exercisable. This cost is expected to be recognized over a weighted-average period of approximately one year.

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

A summary of restricted stock award activity under all Plans follows.

	Number of Shares	Weighted – Average Grant Date Fair Value
Non-vested at March 31, 2015	30,164	$8.81
Granted	28,144	12.32
Vested	(22,684)	9.87
Cancelled	(1,712)	10.07
Non-vested at September 30, 2015	33,912	11.71

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

The fair value of restricted stock awards is based on the market price of the stock at the grant date and compensation cost is amortized to expense on a straight-line basis over the requisite service period as stated above. The Company expects no forfeitures during the vesting

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

period with respect to unvested restricted stock awards granted. During the first six months of fiscal 2016 and fiscal 2015, compensation expense related to restricted stock awards recorded in selling, general and administrative expenses was $126 and $112, respectively, before taxes of $44 and $41, respectively. As of September 30, 2015, there was approximately $372 of unrecognized compensation cost related to non-vested restricted stock awards, which is expected to be recognized over a period of approximately two years.

NOTE  4.      Inventories

Inventories are summarized as follows:

	September 30, 2015	March 31, 2015
Finished goods	$1,342	$1,040
Work in process	9,896	7,515
Purchased and manufactured parts	17,626	13,418
	28,864	21,973
Reserve for slow moving and obsolescence	(2,765)	(2,546)
Total	$26,099	$19,427

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

NOTE 5. Property, Equipment, and Related Depreciation and Amortization

Property and equipment are recorded at cost, and equipment is depreciated on a straight-line basis over its estimated economic useful life. Leasehold improvements are amortized using the shorter of the estimated economic useful life or the term of the lease. Depreciation and amortization expense for the three month and six month periods ended September 30, 2015 was $339 and $666, respectively, and for the three and six month periods ended September 30, 2014 was $383 and $733, respectively.

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

NOTE 6. Product Warranty

All equipment has a one to three year warranty for which a reserve is established using historical averages and specific program contingencies when considered necessary. Changes in the carrying amount of accrued product warranty costs for the six month period ended September 30, 2015 are summarized as follows:

Balance at March 31, 2015	$337
Warranty costs incurred	(104)
Change in estimates to pre-existing warranties	(43)
Product warranty accrual	104
Balance at September 30, 2015	$294

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

NOTE 7. Other Current Liabilities

Other current liabilities consist of the following:

	September 30, 2015	March 31, 2015
Engineering project reserves	$1,817	$1,688
Environmental reserves – Note 14	2,601	2,387
Accrued medical benefits cost	378	389
Accrued commissions	491	560
Other	734	914
Total	$6,021	$5,938

NOTE 8. Income Taxes

Income taxes for the six month period ended September 30, 2015 was computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management.

At September 30, 2015, the Company has an Alternative Minimum Tax Credit of approximately $518 that is available to reduce future federal taxes. In addition, the Company has a Research & Development tax credit carryforward at the federal and state level of $1,380 and $1,744 respectively that is available to reduce federal and state taxes. A valuation allowance of $1,543 exists relating to the state tax credits and other items, as it is management’s belief that it is more likely than not that a portion of these deferred assets are not realizable.

The Company performed a qualitative and quantitative analysis of the available federal and state research and development tax credit during fiscal 2015 in order to determine the amount of previously unclaimed credits. With the recognition of the benefit, the Company also recorded a liability relating to uncertain tax positions of $255. The research and development credit has expired under the Federal statutes and no income tax benefits have been recorded as of September 30, 2015. If and when such credits are enacted, (either retroactively or prospectively) the impact will be favorable on the Company’s effective tax rate. During the previous quarter the State of New Jersey issued an information request for the details supporting the research and development credits claimed. During this quarter the Company provided support in connection with the credit and the State has finalized its audit and agreed with the Company’s refund claim.

At September 30, 2015, the Company does not expect the liability for uncertain tax positions to change in the next twelve months. The entire amount would be a benefit to the tax expense in the period in which the liability is reduced.

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

The Company has the option, subject to bank approval, during the five-year term of the Revolving Credit Facility, to convert the Facility to a secured credit facility which increases the borrowing limit to 3.5 times EBITDA (as defined in the Facility) up to a maximum of $35,000. As of September 30, 2015, the Company has not exercised this option.

Amounts outstanding under the Revolving Credit Facility generally accrue interest at a floating rate, adjusted monthly. The floating rate is the then-current London Interbank Offered Rate (“LIBOR”) monthly floating rate plus an applicable margin based on the Company’s ratio of funded debt to EBITDA. The Company also must pay a quarterly unused commitment fee of 0.125%. Amounts outstanding under the Revolving Credit Facility are generally due and payable on the expiration date of the Facility (August 26, 2018), and the Company can elect to prepay some or all of the outstanding balance from time to time without penalty. Up to $8,000 of the available funds can be used to support the issuance of letters of credit. During the first six months of fiscal 2016, the Revolving Credit Facility had a blended interest rate of approximately 0.125%, which represents a commitment fee on the average daily unused portion of the Facility.

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

As of September 30, 2015, there were no outstanding borrowings under the Facility, $702 in outstanding (standby) letters of credit, and $19,298 in unsecured revolving line of credit availability. As of September 30, 2015, the Company was in compliance with the covenant provisions of the Facility.

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

NOTE 11. Employee Benefit Plans

The Company has a defined contribution plan covering all eligible employees. Contributions are based on certain percentages of an employee’s eligible compensation. Expenses related to this plan were $204 and $405, respectively, for the three and six month periods ended September 30, 2015 and $208 and $411, respectively, for the three and six month periods ended September 30, 2014.

The Company provides postretirement benefits to certain union employees. The Company funds these benefits on a pay-as-you-go basis. The measurement date is March 31.

In February 2002, the Company’s subsidiary, Seeger-Orbis GmbH & Co. OHG, now known as TransTechnology Germany GmbH (the “Selling Company”), sold its retaining ring business in Germany to Barnes Group Inc. (“Barnes”). German law prohibits the transfer of unfunded pension obligations which have vested for retired and former employees, so the legal responsibility for the pension plan that related to the business (the “Pension Plan”) remained with the Selling Company. At the time of the sale and subsequent to the sale, that pension liability was recorded based on the projected benefit obligation since future compensation levels will not affect the level of pension benefits. The relevant information for the Pension Plan is shown below under the caption Pension Plan. The measurement date is December 31. Barnes has entered into an agreement with the Company whereby Barnes is obligated to administer and discharge the pension obligation as well as indemnify and hold the Selling Company and the Company harmless from these pension obligations. Accordingly, the Company has recorded an asset equal to the benefit obligation for the Pension Plan of $3,142 and $3,032 as of September 30, 2015 and March 31, 2015, respectively. This asset is included in other long-term assets and it is restricted in use to satisfy the legal liability associated with the Pension Plan.

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

The net periodic pension cost is based on estimated values provided by independent actuaries. The following tables provide the components of the net periodic benefit cost.

	Postretirement Benefits
	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost	$4	$5	$9	$11
Amortization of net (gain) loss	—	—	—	—
Net periodic cost	$4	$5	$9	$11

	Pension Plan
	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest cost	$13	$28	$26	$57
Amortization of net loss	9	3	18	5
Net periodic cost	$22	$31	$44	$62

NOTE 12. Concentration of Credit Risk

The Company is subject to concentration of credit risk primarily with its cash and accounts receivable. At times, the Company maintains its cash in bank deposit accounts in excess of the FDIC insured amount which is $250. The Company grants credit to certain customers who meet pre-established credit requirements, and generally requires no collateral from its customers. Estimates of potential credit losses are provided for in the Company’s condensed consolidated financial statements and are within management’s expectations. As of September 30, 2015, the Company had no other significant concentrations of credit risk.

NOTE 13. New Accounting Standards

In August 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. This ASU adds SEC paragraphs pursuant to the SEC Staff Announcement at the June 18, 2015, Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires the presentation of debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in ASU 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU 2014-09. The Company is still determining the impact of this guidance on the Company’s consolidated financial position, results of operations, and cash flows.

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. Topic 330, Inventory, currently requires an entity to measure inventory at the lower of cost or market. Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this Update more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 14. Contingencies and Legacy Environmental Commitments

Environmental Matters

The Company is involved in environmental proceedings and potential proceedings relating to soil and groundwater contamination and other environmental matters at several former facilities unrelated to its current operations. These facilities were part of businesses disposed of by TransTechnology Corporation, the Company’s former parent company. Environmental cleanup activities usually span many years, which make estimating liabilities a matter of judgment because of various factors, including changing remediation technologies, assessments of the extent of contamination, and continually evolving regulatory environmental standards. The Company considers these and other factors as well as studies and reports by external environmental consultants to estimate the amount and timing of any future costs that may be required for remediation actions. The Company follows ASC 450 in recording and disclosing environmental liabilities and records a liability for its best estimate of remediation costs. Because the Company believes it has a more-definitive best estimate of the environmental liability, the Company does not calculate a range in accordance with ASC 450.

At September 30, 2015 and March 31, 2015, the aggregate environmental liability was $9,086 and $9,255, respectively, included in other current liabilities and other long term liabilities on the condensed consolidated balance sheets, before a cost-sharing receivable of approximately $1,150 and $1,554 at September 30, 2015 and March 31, 2015, respectfully, that is included in other current assets and other long term assets, net of third-party fees. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first six months of fiscal 2016 and the first six months fiscal 2015, the Company spent $307 and $383, respectively, on environmental costs, and for the entire fiscal 2015 the Company spent $946. These costs are charged against the environmental liability reserve and do not impact net income. The Company performs quarterly reviews of its environmental sites and the related liabilities.

The Company continues to participate in environmental assessments and remediation work at six locations, including certain former facilities. Due to the nature of environmental remediation and monitoring work, such activities can extend for up to thirty years, depending upon the nature of the work, the substances involved, and the regulatory requirements associated with each site. The Company does not discount the recorded liabilities.

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

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

In addition, and as disclosed below, the Company will, where supported by the evidence, pursue claims for contribution to site investigation and cleanup costs against other potentially responsible parties (PRPs).

Glen Head, New York

In the first quarter of fiscal 2003, the Company entered into a consent order for a former facility in Glen Head, New York, which is currently subject to a contract for sale, pursuant to which the Company developed a remediation plan for review and approval by the New York Department of Environmental Conservation (“NYDEC”). The Company was advised in fiscal 2010 that the NYDEC required additional offsite groundwater delineation studies. Based upon the characterization work performed to date and this latest request, the Company’s reserve is $3,157 for the Glen Head site at September 30, 2015. The amounts and timing of payments are subject to the approved remediation plan and additional discussions with NYDEC.

The property is classified as “held for sale” for $3,800 after allowing for certain costs. In July 2001, the Company entered into a sales contract for the Glen Head, New York property for $4,000.

The buyer has indicated that its intended plan is to build residential housing on this former industrial site and has been engaged in the lengthy process of securing the necessary governmental approvals. In March 2015, the Company and the buyer entered into an amendment to the sales contract. The amendment provides for a potential reduction in the purchase price of up to $1,000 if the final governmental approvals contain certain limitations on the buyer’s ability to implement its intended development plan. The parties are obligated to close under the sales contract upon receipt of the final governmental approvals, and the Company must provide the buyer with a funded remediation plan and environmental insurance at closing. However, the amendment further provides that if the governmental approvals are not secured by December 31, 2017, then at any time after that date either the Company or the buyer may elect to terminate the sales contract. If at any time after December 31, 2017, the Company terminates the sales contract for convenience, the Company must return to the buyer an additional liquidated amount of $750. Pursuant to the amendment to the sales contract the Company deposited into an escrow account $530, included in other long term assets on the condensed consolidated balance sheets, to secure the purchaser’s funding of certain estimated building demolition activities that will be conducted prior to the closing of the sale of the real estate. Additional amounts may be required to be deposited into escrow if the actual demolition costs exceed this estimate. The funds in escrow will be returned to the Company at the time of the sale, or if the if the sales contract is terminated the funds will be released to the buyer.

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

At September 30, 2015, the environmental liability reserve at Federal Labs was $4,029. The Company expects that remediation at this site, which is subject to the oversight of the Pennsylvania authorities, will not be completed for several years, and that monitoring costs, although expected to be incurred over twenty years, could extend for up to thirty years.

Placerita, California

The Company successfully implemented a soil and groundwater remediation project and provided final investigation and cleanup reports to the California Department of Toxic Substances Control (“DTSC”) at its formerly-owned property in Placerita, California. In July 2015, the DTSC issued a No Further Action Determination Letter to the Company stating that all appropriate response actions have been completed, that all acceptable engineering practices were implemented, and that no further removal and remedial action is necessary thus releasing the Company from further obligations associated with the known contamination at the property.

The Company has no other known environmental obligations with respect to the Placerita California site. The remaining technical fees from the Company’s technical advisors and oversight fees from the DTSC are not expected to exceed $14. Accordingly, we reduced the environmental reserve by $430 in the second quarter of fiscal 2016.

There are other properties that have a combined environmental liability of $1,900 at September 30, 2015. After further assessment of the estimated amount and timing of any future costs that may be required for remediation actions, we had a change in estimate for two pre-existing sites and in the second quarter of fiscal 2016 recorded an additional environmental reserve for $430.

The environmental activity is summarized as follows:

Balance at March 31, 2015	$9,255
Environmental costs incurred	(307)
Interest accretion	138
Reduction of environmental reserve-Placerita, California	(430)
Change in estimate for pre-existing sites	430
Balance at September 30, 2015	$9,086

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

Notes to Unaudited Condensed Consolidated Financial Statements

($ In Thousands Except Share Amounts)

(Unaudited)

Net sales of 10% or more of total revenues derived from customers for the three and six month periods ended September 30, 2015 and 2014 are summarized as follows.

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Customer A	31%	17%	29%	12%
Customer B	13	12	15	20
Customer C	14	17	14	18
Customer D	*	14	*	11

*	Represents less than 10% of net sales.

As of September 30, 2015, 16%, 16% and 15% of net accounts receivable were derived from three major customers, respectively. As of September 30, 2014, 22%, 20% and 16% of net accounts receivable were derived from three major customers, respectively.

Net sales below show the geographic location of customers for the three and six month periods ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Six Months Ended
Location	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$14,538	$10,278	$26,355	$18,829
Germany	2,135	2,013	4,539	6,400
Spain	1,121	471	1,977	1,382
Italy	744	1,613	1,700	2,282
England	539	475	1,017	1,104
Other European countries	880	930	1,780	1,394
Pacific and Far East	2,731	837	4,102	2,639
Other international	1,209	1,054	2,222	1,560
Total	$23,897	$17,671	$43,692	$35,590

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

We have experienced product development schedule delays and increased investment due to OEM customer extended development timetables and due to our own product development progress. Our engineering expense for the first six months of fiscal 2016 was reported net of reimbursements from Airbus, and we received no reimbursements in the first quarter of fiscal 2015.

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

Once our products are qualified and approved for use with a particular aircraft model, sales of products and services generally continue for the life of the aircraft model, which can be for decades. It is expensive and difficult for a different supplier’s product to become qualified and approved on the same aircraft.

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

Results of Operations

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

	Three Months Ended		Increase/(Decrease)
	September 30, 2015	September 30, 2014	$	%
Products	$19,697	$13,234	$6,463	48.8%
Services	4,200	4,437	(237)	(5.3)
Net sales	23,897	17,671	6,226	35.2
Products	11,939	8,373	3,566	42.6
Services	2,311	2,313	(2)	(0.1)
Cost of sales	14,250	10,686	3,564	33.4
Gross profit	9,647	6,985	2,662	38.1
As a % of net sales	40.4%	39.5%	N/A	0.9	%Pt
Selling, general, and administrative expenses	3,311	3,707	(396)	(10.7)%
Engineering expense	1,915	2,221	(306)	(13.8)
Total operating expenses	5,226	5,928	(702)	(11.8)
Operating income	4,421	1,057	3,364	318.3
Income tax provision	1,464	376	1,088	289.4
Effective tax rate	33.4%	37.0%	N/A	(3.6	)%Pt
Net income	$2,923	$640	$2,283	356.7%

Net Sales. Fiscal 2016 second quarter net sales of $23,897 were $6,226, or 35.2%, higher than net sales of $17,671 in the fiscal 2015 second quarter. Fiscal 2016 second quarter products sales of $19,697 were $6,463, or 48.8%, higher than the prior year period primarily due to higher new equipment hoist & winch volume to the U.S. Government and to foreign commercial customers and higher spare parts hoist & winch volume to foreign governments.

Fiscal 2016 second quarter services sales of $4,200 were lower by $237, or 5.3%, compared with the prior year period primarily due to lower overhaul & repair volume to foreign governments.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Over the past several years, revenues in the second half of the fiscal year exceeded revenues in the first half of the fiscal year. We expect fiscal 2016 revenues will be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $11,939 in the fiscal 2016 second quarter were $3,566, or 42.6%, higher than the same period in fiscal 2015 primarily due to increased new production volume. Cost of services provided of $2,311 in the fiscal 2016 second quarter were at the same level as the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Gross profit. Gross profit of $9,647 in the fiscal 2016 second quarter was $2,662, or 38.1%, higher than the same period in fiscal 2015. The increase is primarily due to increased volume and increased profitability on new production equipment and spare parts. As a percent of sales, the gross profit margin was 40.4% for the fiscal 2016 second quarter compared with 39.5% for the prior year.

Operating Expenses. Total operating expenses were $5,226, or 21.9% of net sales, in the second quarter of fiscal 2016 compared with $5,928 or 33.5% of net sales in the comparable prior year period. Selling, general, and administrative (“SG&A”) expenses of $3,311 in the fiscal 2016 second quarter were lower than the $3,707 in the second quarter of fiscal 2015. As a percent of sales, SG&A was 13.9% in the fiscal 2016 second quarter versus 21.0% in the comparable period last year. SG&A expenses for the second quarter of 2015 included executive transition costs of $59.

Engineering expenses were $1,915 in the second quarter of fiscal 2016 compared with $2,221 in the second quarter of fiscal 2015. Expenses incurred in 2015 included $288 for an internal re-organization.

Income tax provision. Income tax provision was $1,464 in the second quarter of fiscal 2016, compared with $376 in the second quarter of fiscal 2015. Income taxes for the three month periods ended September 30, 2015 and September 30, 2014 were computed using the effective tax rates of 33.4% and 37.0%, respectively, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $2,923, or a $0.29 per diluted share, in the second quarter of fiscal 2016, compared with $640, or $0.06 per diluted share, in the fiscal 2015 second quarter. The increase is due to the higher gross profit resulting from higher sales, higher margins, and lower operating expenses. Excluding the costs associated with an internal re-organization of $288 and the executive transition costs of $59 recorded in the second quarter of fiscal 2015, and the related tax effects, the net income for the second quarter of fiscal 2015 would have been $859, or $0.09 per diluted share.

New Orders. New products and services orders received during the three months ended September 30, 2015 increased by 61.8% to $39,127 compared with $24,178 during the three months ended September 30, 2014. The increase was due primarily to higher orders from the U.S. Government.

Backlog. We measure backlog by the amount of products or services that customers committed by contract to purchase as of a given date. Backlog may vary substantially over time due to the size and timing of orders. Backlog of approximately $56,182 at September 30, 2015 is scheduled for shipment during the next twelve months. Although significant cancellations of purchase orders or substantial reductions of product quantities in existing contracts seldom occur, such cancellations or reductions could substantially and materially reduce backlog. Therefore, backlog information may not represent the actual amount of shipments or sales for any future period.

Backlog at September 30, 2015 was $118,738, compared with $109,556 at March 31, 2015, and $126,532 at September 30, 2014. These figures include $58,790, $63,394 and $69,372, respectively, for the Airbus A400M military transport aircraft.

The book-to-bill ratio is computed by dividing the new orders received during a period by the sales for the same period. A book-to-bill ratio in excess of 1.0 is potentially indicative of continued overall growth in sales. The book to bill ratio was 1.6 for the fiscal 2016 second quarter compared with 1.4 for the corresponding period of 2015.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Six Months Ended September 30, 2015 Compared with Six Months Ended September 30, 2014

	Six Months Ended		Increase/(Decrease)
	September 30, 2015	September 30, 2014	$	%
Products	$35,396	$26,942	$8,454	31.4%
Services	8,296	8,648	(352)	(4.1)
Net sales	43,692	35,590	8,102	22.8
Products	20,873	18,065	2,808	15.5
Services	4,146	4,974	(828)	(16.7)
Cost of sales	25,019	23,039	1,980	8.6
Gross profit	18,673	12,551	6,122	48.8
As a % of net sales	42.7%	35.3%	N/A	7.4	%Pt
Selling, general, and administrative expenses	6,627	7,668	(1,041)	(13.6)%
Engineering expense	3,742	4,046	(304)	(7.5)
Total operating expenses	10,369	11,714	(1,345)	(11.5)
Operating income	8,304	837	7,467	892.1
Income tax provision	2,885	281	2,604	926.7
Effective tax rate	35.2%	37.0%	N/A	(1.8	)%Pt
Net income	$5,309	$478	$4,831	1,010.7%

Net Sales. Fiscal 2016 first six months net sales of $43,692 increased by $8,102, or 22.8%, from net sales of $35,590 in the first six months of fiscal 2015.

Product sales in the first six months of fiscal 2016 were $35,396, an increase of $8,454, or 31.4%, from $26,942 in the corresponding prior year period. The increase is primarily due to higher new equipment hoist and winch volume to the U.S. Government offset by lower volume to foreign governments and higher spare parts volume to the U.S. Government and to international customers.

Service sales in the first six months of fiscal 2016 were $8,296, a decrease of $352, or 4.1%, from $8,648 during the corresponding prior year period due to lower overhaul & repair volume to foreign Governments.

The timing of U.S. Government awards, availability of U.S. Government funding, and product delivery schedules are among the factors that affect the period of recording revenues. Fiscal 2015 was consistent with recent years with revenues in the second half of the fiscal year exceeding revenues in the first half of the fiscal year. We believe fiscal 2016 revenues will not follow this historical pattern with revenues ion the second half of fiscal 2016  be consistent with this historical pattern.

Cost of Sales. Products cost of sales of $20,873 in the fiscal 2016 first six months were 15.5% higher than the corresponding prior-year period primarily due to the increased new equipment volume. Cost of services provided of $4,146 in the fiscal 2016 first six months were $828 lower than the corresponding prior-year period due to lower engineering costs and to lower overhaul & repair volume.

Gross profit. Gross profit of $18,673 in the fiscal 2016 first six months was $6,122, or 48.8% higher than the same period in fiscal 2015. Gross profit dollars improved primarily from higher sales volume of new equipment to the US Government and higher volume of spare parts to international customers and to the U.S. Government.  As a percent of sales, the gross profit margin was 42.7% for the fiscal 2016 first six months compared with 35.3% for the prior year. Gross profit as a percent of sales improved across all categories of sales.

Operating Expenses. Total operating expenses were $10,369, or 23.7% of net sales, in the first six months of fiscal 2016 compared with $11,714, or 32.9% of net sales, in the comparable prior-year period. Selling, general, and administrative (“SG&A”) expenses were $6,627 in the fiscal 2016 first six months compared with $7,668 in the first six months of fiscal 2015, a reduction of $1,041. Higher SG&A expenses were incurred during the first six months of fiscal 2015 as a result of executive transition costs of $593. In addition, a reduction of $412 in environmental liability was also recorded in the fiscal 2015 first quarter following the approval of the final remedial action plan for the Fed Lab Saltsburg, Pennsylvania site subject to the 2001 Consent order.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Engineering expenses were $3,742 in the first six months of fiscal 2016 compared with $4,046 in the first six months of fiscal 2015. Fiscal 2015 included to one-time costs of $288 associated with an internal reorganization.

Income tax provision. Income tax expense was $2,885 in the first six months of fiscal 2016 versus $281 in the first six months of fiscal 2015. The increase is due to higher pre-tax income due primarily to higher gross profit and lower SG&A and engineering expenses. Income taxes for the six month periods ended September 30, 2015 and September 30, 2014 were computed using the effective tax rates of 35.2% and 37.0%, respectively, estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation. Income taxes and income tax rates are discussed further in Note 8 of the “Notes to Unaudited Condensed Consolidated Financial Statements” contained in Part I, Item 1 of this report.

Net Income. Net income was $5,309, or $0.53 per diluted share, in the fiscal 2016 first six months compared with $478, or $0.05 per diluted share, in the same period in fiscal 2015.  The increase in net income is mainly due to higher volume and margins of new production and spare parts and lower operating expenses. Excluding the executive transition costs of $593, the costs associated with an internal re-organization of $288 and the benefit from the environmental reserve reduction of $412 recorded during the first six months of fiscal 2015, and the related tax effects, the net income would have been $774, or $0.08 per diluted share.

New Orders. New products and services orders received during the six months ended September 30, 2015 increased 23.9% to $52,874 compared with $42,658 during the six months ended September 30, 2014. The increase was due primarily to higher orders from the U.S. Government.

Backlog

The book to bill ratio for the first six months of fiscal 2016 was 1.2, same as for the first six months of fiscal 2015. Cancellations of purchase orders or reductions of product quantities in existing contracts, although seldom occurring, could substantially and materially reduce our backlog. Therefore, the backlog may not represent the actual amount of shipments or sales for any future period.

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

Our cash was $23,809 on September 30, 2015, compared with $22,806 on March 31, 2015, an increase of $1,003. The increase in our cash is primarily the net result of positive cash flows provided by operating activities of $1,139.

Cash flows provided by operating activities during the first six months of fiscal 2016 amounted to $1,139 and is mainly the result of net income of $5,309, a decrease in accounts receivable of $3,999 due to the collection of receivables resulting from high fiscal 2015 fourth quarter sales, a decrease in deferred taxes of $981 due to utilization of the research and development tax credit, depreciation and amortization of $799, and stock based compensation of $451. This was partially offset by an increase in inventory of $6,672 that was purchased for forecasted shipments of equipment, a decrease in accrued income taxes of $2,124 and a decrease in accrued compensation of $1,001 due to the payment of incentives.

Cash flows used in investing activities in fiscal 2016 was $779, and was used for capital expenditures mainly for equipment and the office space build-out in our product development center in Fredericksburg, Virginia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

Cash flows provided by financing activities during fiscal 2016 were $643, and reflects cash received from the exercise of stock options.

Other Information

Net working capital at September 30, 2015 was $61,862, versus $56,474 at March 31, 2015, an increase of $5,388. The ratio of current assets to current liabilities was 5.0:1.0 at September 30, 2015 compared with 4.1:1.0 at the beginning of fiscal 2016.

Accounts receivable days outstanding were 60 days at September 30, 2015 compared with 72 days at September 30, 2014. Inventory turnover was 2.3 turns at September 30, 2015 versus 2.5 turns at September 30, 2014. These accounts receivables and inventory measures are predicated on the prior twelve month historical data for sales and cost of sales, and a twelve month average for accounts receivable and inventory.

INFLATION

Neither inflation nor deflation has had, and we do not expect it to have, a material impact upon operating results. We cannot be certain that our business will not be affected by inflation or deflation in the future.

CONTINGENCIES AND LEGACY ENVIRONMENTAL COMMITMENTS

Environmental matters - At September 30, 2015 and March 31, 2015, the aggregate environmental liability was $9,086 and $9,255, respectively. The liability is classified in other current liabilities and other long-term liabilities on the condensed consolidated balance sheets. Separately, an environmental cost-sharing receivable with third parties of approximately $1,150 and $1,554 at September 30, 2015 and March 31, 2015, respectfully, is included in other current assets and other long term assets, net of third party fees. The Company’s environmental liability reserves are not reduced for any potential cost-sharing reimbursements.

In the first six months of fiscal 2016 and fiscal 2015, we spent $307 and $383, respectively, on environmental costs, and for the entire fiscal 2015, we spent $946. We have a detailed plan by property to manage our environmental exposure. Based on this plan, we anticipate spending approximately $2,387 on environmental matters in fiscal 2016. These costs will be charged against the environmental liability reserve and will not impact income. We perform quarterly reviews of our environmental sites and the related liabilities.

In July, 2015, the DTSC issued a No Further Action Determination Letter for the formerly-owned property in Placerita, California stating that no further removal and remedial action is necessary at this site. The remaining technical fees from the Company’s technical advisors and oversight fees from the DTSC are not expected to exceed $14. Accordingly, we reduced the environmental reserve by $430 in the second quarter of fiscal 2016.

After further assessment of the estimated amount and timing of any future costs that may be required for remediation actions, we had a change in estimate for two pre-existing sites and in the second quarter of fiscal 2016 recorded an additional environmental reserve for $430.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or

Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ In Thousands Except Share Amounts)

other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

NON–U.S. GAAP FINANCIAL MEASURES

In addition to disclosing financial results that are determined in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”), we also disclose comparisons to non-U.S. GAAP financial measures for net income excluding executive transition costs, the environmental reserve reduction and internal re-organization expenses (“Adjusted Net Income”).  The presentation of non-U.S. GAAP financial measures is intended to enhance the usefulness of financial information by providing measures which management uses internally to evaluate our expenses and operating performance. We believe excluding the costs and benefits from certain transactions not considered by management to be part of the underlying operating business of the Company improves comparability of results among financial periods and the assessment of financial and business trends. It should be noted that the determination of whether to exclude a transaction involves judgment by management.  A reconciliation of Adjusted Net Income to net income, the most directly comparable U.S. GAAP measure, for the three and six months ended September 30, 2015 and 2014 is shown in the tables below.

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

ADJUSTED NET INCOME RECONCILIATION

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income before income taxes	$4,387	$1,016	$8,194	$759
Executive transition costs	-	59	-	593
Environmental reserve reduction	-	-	-	(412)
Internal re-organization expenses	-	288	-	288

Adjusted income before income taxes	4,387	1,363	8,194	1,228
Income tax provision (a)	1,464	504	2,885	454
Adjusted net income	$2,923	$859	$5,309	$774

Adjusted earnings per common share:
Adjusted diluted net income per share	$0.29	$0.09	$0.53	$0.08
Weighted-average diluted shares outstanding	10,177,000	9,962,000	10,094,000	9,937,000

(a)

Computed using the effective tax rate of 33.4% and 35.2% , respectively, for the three and six month period ended September 30, 2015 and 37.0% and 37.0% for the three and six month period ended September 30, 2014.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, primarily changes in interest rates associated with our Revolvong Credit Facility. At September 30, 2015, we had no borrowings under our Revolving Credit Facility.

At times we maintain our cash in bank deposit accounts in excess of the FDIC insured amount which is $250,000.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report pursuant to Exchange Act Rule 13a-15(b). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the first six months of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

3.1	Certificate of Amendment to Certificate of Incorporation of Breeze-Eastern Corporation.

3.2	Amended and Restated Bylaws of Breeze-Eastern Corporation (incorporated by reference to Exhibit 3.1 to the current report on Form 8-K filed with the SEC on September 22, 2015).

10.1

Offer Letter by and between Breeze-Eastern Corporation and Mark M. McMillin dated July 31, 2015 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K, filed with the SEC on August 26, 2015).

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

* We have attached the following documents formatted in XBRL (Extensible Business Reporting Language) as Exhibit 101 to this report: (i) the Condensed Consolidated Statements of Operations for the three and six month periods ended September 30, 2015 and September 30, 2014, respectively; (ii) the Condensed Consolidated Balance Sheets at September 30, 2015, and March 31, 2015; and (iii) the Condensed Consolidated Statements of Cash Flows for the six month periods ended September 30, 2015, and September 30, 2014, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BREEZE-EASTERN CORPORATION
(Registrant)

Dated: October 28, 2015	By:	/s/ Serge Dupuis
Serge Dupuis
Chief Financial Officer and Treasurer *

*	On behalf of the Registrant and as Principal Financial and Accounting Officer.